Form 10-Q
period 2011-06-30
Trail One, Inc.
filed 2011-08-26
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170781

TRAIL ONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3425913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1844 South 3850 West, Salt Lake City, Utah 84104
(Address of principal executive offices) (Zip Code)

1-877-259-2551
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of August 26, 2011.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and September 30, 2010	4
	Condensed Statements of Operations for Three and Nine Months ended June 30, 2011 and the period from September 9, 2010 (inception) to June 30, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from September 9, 2010 (inception) to September 30, 2010 and for the nine months ended June 30, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months ended June 30, 2011 and the period from September 9, 2010 (inception) to June 30, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Trail One, Inc." the "Company," "we," "our" or "us" means Trail One, Inc.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
TRAIL ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$65	$2,500
Total current assets	65	2,500

Total assets	$65	$2,500

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$906	$-
Accrued expenses	6,450	-
Note payable, related party	13,405	-
Accrued interest, related party	387	-
Total current liabilities	21,148	-

Stockholder's equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(39,083)	(15,500)
Total stockholder's equity (deficit)	(21,083)	2,500

Total liabilities and stockholder's equity (deficit)	$65	$2,500

See accompanying notes to these financial statements.

TRAIL ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			September 9,
	For the three	For the nine	2010
	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,
	2011	2011	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expenses:
General and administrative	4,495	10,996	10,996
Professional fees	2,600	12,200	27,700

Total operating expenses	7,095	23,196	38,696

Net operating loss	(7,095)	(23,196)	(38,696)

Other income (expense)	(220)	(387)	(387)

Loss before provision for income taxes	(7,315)	(23,583)	(39,083)

Provision for income taxes	-	-	-

Net loss	$(7,315)	$(23,583)	$(39,083)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to these financial statements.

TRAIL ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						(Deficit)
						Accumulated
					Additional	During	Total
Preferred Stock			Common Stock		Paid-In	Development	Stockholder's
Shares		Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500)	$2,500

Net loss for the nine months ended June 30, 2011	-	-	-	-	-	(23,583)	(23,583)

Balance, June 30, 2011 (unaudited)	-	$-	18,000,000	$18,000	$-	$(39,083)	$(21,083)

See accompanying notes to these financial statements.

TRAIL ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		September 9,
	For the Nine	2010
	Months Ended	(Inception) to
	June 30,	June 30,
	2011	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,583)	$(39,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Accounts payable	906	906
Accrued expenses	6,450	6,450
Accrued interest, related party	387	387

Net cash provided by (used in) operating activities	(15,840)	(31,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer, loans, related party	13,405	13,405
Proceeds from sale of common stock	-	18,000

Net cash provided by financing activities	13,405	31,405

NET CHANGE IN CASH	(2,435)	65

CASH AT BEGINNING OF PERIOD	2,500	-

CASH AT END OF PERIOD	$65	$65

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to these financial statements.

Trail One, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Trail One, Inc. (“The Company”) was formed in the state of Nevada on September 9, 2010 to manufacture TOCNC Tags, which are personalized/customized license plates for customers who want one of a kind luxury car jewelry to uniquely define them and to offer a sense of identification privacy at public events such as car shows, photo shoots, auto clubs, and other public venues.  TOCNC Tags are cosmetic and do not take the place of proper state license plates as required to operate motor vehicles on public roads.

TOCNC tags will come with their own serial numbers (for insurance and authenticity purposes), secured in an airtight, crash resistant, pressure clamping case, and will be available with numerous options, including, but not limited to, a wide variety of inscribable names, with personalized designs in front, with numerous border designs and available in various thicknesses and shapes, and will be available in USDM (American); dimensions, and with various angle cuts, face designs, fonts, font sizes, images and just about any other customized design imaginable to suit the connoisseur and set the customer’s vehicle apart from everyone else’s vehicles.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of September 30th.

The comparative financial statements herein include the fiscal year ended September 30, 2010 and the period from September 9, 2010 (inception) through June 30, 2011, and the unaudited nine months ended June 30, 2011.

Development Stage Company
The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Unaudited Interim Financial Information
The accompanying balance sheet as of June 30, 2011, statement of operations for the nine months ended June 30, 2011, statement of stockholder’s equity (deficit) for the nine months ended June 30, 2011 and statements of cash flows for the nine months ended June 30, 2011 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2011, its results of operations and its cash flows for the nine months ended June 30, 2011. The results for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2011.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Trail One, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Information for the nine months ended June 30, 2011 is unaudited)

Segment Reporting
Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued interest reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Revenue Recognition
For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on September 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any share-based payments for services or compensation to employees, or otherwise for the periods presented.

Uncertain tax positions
Effective upon inception at September 9, 2010, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Trail One, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Information for the nine months ended June 30, 2011 is unaudited)

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $39,083 and $15,500 at June 30, 2011 and September 30, 2010, respectively, has no revenues, and working capital (deficit) of ($21,083) and $2,500 at June 30, 2011 and September 30, 2010, respectively, and cash on hand of $65 as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $13,405 and $-0- at June 30, 2011 and September 30, 2010, respectively. In addition, accrued interest of $387 and $-0- existed at June 30, 2011 and September 30, 2010, respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 4 – Officer Loans, Related Party

Officer loans consist of the following at June 30, 2011 and September 30, 2010, respectively:

	June 30,	September 30,
	2011	2010

Unsecured promissory notes to Ralph Montrone, founder and CEO, carry an 8% interest rate, due on demand	$13,405	$-

Total Officer Loans, Related Party	$13,405	$-

The Company recorded interest expense in the amount of $387 related to the officer loans for the nine months ended June 30, 2011.

Note 5 – Stockholder’s Equity

On September 9, 2010, the founder of the Company established 90,000,000 authorized shares of $0.001 par value common stock. Additionally, the Company founder established 10,000,000 authorized shares of $0.001 par value preferred stock.

Common Stock
On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 6 – Subsequent Events

There have been no subsequent events to report in accordance with ASC 855-10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Trail One was formed in the state of Nevada on September 9, 2010 to establish retail sales of automobile license plate tags to the general public.  The Company expects to generate its corporate revenue from the sale of its license plate tags.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of September 30.

Trail One, Inc. is presently marketing an automobile license plate tag as an accessory. Trail One is a development stage company with a limited history of development stage operations.

The Company plans to market Trail One through a combination of direct sales, referrals and networking within the industry. To date the Company has not generated any sales.

Trail One will provide in September of 2011 an internet site where customers can purchase the automobile license plate tags. We need further funding to develop our website.  Our website address is: www.trailonecnc.com.

To commence active business operations, we will need to engage in a number of planning stage and preliminary activities. We will commence activities include developing the website for our automobile license plate tags, preparing marketing materials and direct mail.

We have completed some of the activities, developing the program to cut one automobile license plate tag from a piece of solid aluminum and creating the initial marketing material.  The Company will need to raise additional funds of $75,000, in the form of equity security sales, debt instruments and private financing, to complete the marketing program.  From September 2010 through the present we have spent a substantial amount of time in developing the finished license plate tag and marketing material, strategic planning, budgeting, and preliminary work.

We have determined what we believe the retail price of our one aluminum product to be along with the relative cost to have the product manufactured and packaged and shipped by outside vendors we then estimated the administrative expense to arrive at the selling price of around $150.00. If these prices are incorrect it could result in an operating loss for us.

While budgetary manufacturing, packaging, shipping and marketing costs have been established for our product, no definitive orders have been placed for the Company’s one product; therefore, it is possible that these prices could be incorrect. If after development a different price is deemed necessary it could result in an operating loss for us. We have not devoted much time to raising capital other than the investments from our CEO. Furthermore, Trail One has not commenced its major operations of having outside vendors manufacture, package, and ship our one product.  Trail One is considered a development stage company because it has not commenced its major operations. In addition the Company has not achieved any revenue in connection with its business to date.

Management has developed what it believes is a viable plan of removing the threat to the continuation of the business. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management wants to raise additional capital through debt instruments such as bank loans, or private financing. The goal of this effort is to provide working capital for the next year. Presently we do not have any existing sources or plans for financing.

Over the next twelve months, Trail One, Inc. plans to build out its reputation and develop a network in the automobile accessory business and begin sales to the general public.  Presently the Company has not sold any tags.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $2,620 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Results of Operations for the Three Months Ended June 30, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended June 30, 2011 were $7,095 consisting of $4,495 of general and administrative fees and $2,600 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended June 30, 2011 totaled $220, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended June 30, 2011 was $7,315.  Our net loss is primarily attributed to general and administrative expenses as discussed above.

Results of Operations for the Nine Months Ended June 30, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for nine months ended June 30, 2011 were $23,196 consisting of $10,996 of general and administrative fees and $12,200 of professional fees.

Other (Income) Expenses
Other (income) expenses for the nine months ended June 30, 2011 totaled $387, consisting of interest expense accrued on notes payable.

Net loss

The net loss for the nine months ended June 30, 2011 was $23,583.  Our net loss is primarily attributed to general and administrative expenses and professional fees as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. However, we cannot assure that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position.. At some time in the future, however, we may need to obtain additional financing to complete our business plan. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our Company to continue with this business and the business may fail.

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at June 30, 2011.

June 30, 2011
Total Assets	$65

Accumulated (Deficit)	$(39,083)

Stockholders’ Equity (Deficit)	$(21,083)

Working Capital (Deficit)	$(21,083)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($39,083). Our cash and cash equivalent balances were $65 at June 30, 2011. On June 30, 2011 we had negative working capital of $21,083 and total current liabilities were $21,148.

During the period of September 9, 2010 (date of inception) to June 30, 2011, we used $31,340 of cash for operating activities.

Financing Activities

Eighteen Million (18,000,000) common shares were issued with a value of $0.001. Net cash used in operating activities totaled $15,840 and $31,340 for the nine months ended June 30, 2011 and the period from Inception (September 9, 2010) through September 30, 2010, respectively. Operating expenses were $23,196 and $38,696 for the nine months ended June 30, 2011 and the period from Inception (September 9, 2010) through June 30, 2011, respectively, and primarily consisted of costs of incorporation and legal and accounting professional fees incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to June 30, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Ralph Montrone on September 9, 2010.

We also received short term loans totaling $13,405 from our founder and CEO, Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from liquid gels, sale of shares of our common stock, third party financing, and/or traditional bank financing. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We will have additional capital requirements during the fiscal year ending September 30, 2012. We do not expect to be able to satisfy our cash requirements through our product sales, and therefore we will attempt to raise additional capital through the sale of our common stock and debt financing activities.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.  We are currently incurring operating deficits that are expected to continue for the foreseeable future.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We will raise the capital necessary to fund our business through a subsequent offering of equity securities. Additional financing, whether through public or private equity or debt financing, arrangements with security holders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing security holders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but shipment to our customers has not occurred. The Company has not recorded revenues to date.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Ralph Montrone, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Montrone concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by our financial consultant;

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Form S-1/A filed with the SEC on July 7, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAIL ONE, INC.

By:

/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)
Date: August 26, 2011