Form 10-K
period 2011-09-30
Trail One, Inc.
filed 2012-01-13
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-170781

TRAIL ONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3425913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1844 South 3850 West, Salt Lake City, Utah 84104
(Address of principal executive offices)

(877) 259-2551
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐  Yes   ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,000,000 shares of common stock par value $0.001 as of January 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our current deficiency in working capital;
●	Increased competitive pressures from existing competitors and new entrants;
●	Our ability to market our services to new subscribers;
●	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	Consumer acceptance of price plans and bundled offering of our services;
●	Loss of customers or sales weakness;
●	Technological innovations;
●	Inability to efficiently manage our operations;
●	Inability to achieve future sales levels or other operating results;
●	Inability of management to effectively implement our strategies and business plan
●	Key management or other unanticipated personnel changes;
●	The unavailability of funds for capital expenditures; and
●	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

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

PART I

Item 1.    Description of Business

General Overview
Trail One, Inc., also referred to as “Trail One” and the “Company”, was founded in the State of Nevada on September 9, 2010.
Trail One is a development stage company with a limited history of development stage operations.

Trail One, Inc. will market an aluminum license plate tag for automobiles.  It is an aluminum license plate bracket which will be decorated in any manner requested by the wholesale customer, and sold to the wholesale customer, at a price around $150.
The Company will market its sole intended product (which has not yet been produced), an aluminum license plate tag for automobiles in the Salt Lake City, Utah area.

License plate tags are more commonly known as license plate frames/holders.  Our product is a computer generated license plate tag, produced by using a highly sophisticated laser guided CNC metal cutting flat surface screened lathe/cutter.  The license frame /holders will be made to order, through the Company’s website, with a customer’s required individualized custom look.  The material used for each license plate tag will be aluminum. Then each individualized license plate tag will be embellished with personalized and customized script based on customer demand. We intend to sub-contract the actual manufacturing of each license plate tag to a manufacturer to our approved specifications.

Additionally, we also intend to market the sale of our product to wholesalers on a ‘pre-order basis’. With respect to the wholesale market, we will solicit bulk sales to wholesalers who will order our products from a catalogue prior to the commencement of our manufacturing process which they will then be able to re-sell to the general public, as well as, through licensing ventures.

Trail One has not commenced its major operations of having its one product a license plate tag for automobiles manufactured by an unaffiliated outside provider (Advanced Precision Manufacturing Inc.[APMI]) and the Company has not distributed the product to anyone.  The Company will not have any license plate tags for automobiles manufactured until the Company has sold the product to an end user.  Trail One is considered a development stage company because it has not commenced its major operations. In addition the Company has not achieved any revenue in connection with its business to date. As a result, we are a startup company, which means that we have no operating history or revenue, and are at a competitive disadvantage.

We expect to continue to incur losses for at least the next 12 months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing, through equity security sales, debt instruments and private financing, to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities, debt instruments or private financing. (See “Plan of Operation”)

Taking into account that our company is a new startup and is without an established income stream and/or profit & loss statement and has not yet produced any product for sale, the estimated annual burn rate projected during the first fiscal year, without due consideration for adjustment is $54,000 .  The Company does not expect to run out of money, as our founder, Mr. Ray Montrone,  has agreed to fund the Company, through an oral agreement until such time as the Company raises $75,000. Mr. Montrone, however, is under no legal obligation and/or duty to do so.  Additionally, although there is an oral agreement between the Company and Mr. Montrone to fund the Company until such time as the Company raises $75,000, Mr. Montrone has not agreed to fund any specific amount to the Company.

Initial Sales Strategy
We have established a two -prong sales approach; our approach utilizes direct sales through Mr. Montrone. He will market the product locally in the Salt Lake City, Utah area to automobile specialty shops.  His current marketing strategy consists of various Point of Sale material including posters and flyers developed by Mr. Montrone in the past several months.

We intend to derive income from these sales and our goal is to establish brand recognition.

Subsequent Sales Strategy
Trail One, Inc. will commence marketing license plate tags for sale to the general public.  The Company is presently developing its marketing program to sell license plate tags to the general public.  We also intend to market our product through our website: www.trailonecnc.com which is currently under development/construction. The Company has not sold the product to anyone at this time. Trail One, Inc. is considered a development stage company because it has not commenced its major operations. In addition the Company has not achieved any revenue in connection with its business to date. As a result we are a startup company, that is, we have no operating history or revenue, and are at a competitive disadvantage.

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

Item 1A. Risk Factors.

Risks Related to Our Business

THE COMPANY HAS A LIMITED DEVELOPMENT STAGE OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have a limited history of development stage operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly startups providing products in the well-serviced automobile listing arena. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have yet to establish profitable development stage operations or a history of profitable development stage operations. We anticipate that we will continue to incur substantial development stage operating losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience development stage operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan because we currently do not have any income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

WE REQUIRE ADDITIONAL CAPITAL WHICH WE MAY BE UNABLE TO RAISE WHICH MAY CAUSE US TO STOP OR CUT BACK OUR OPERATIONS.

Through September 30, 2011 we have spent approximately $36,281.  Our currently estimated annual expenses are approximately $54,000 .  We anticipate that we will need approximately $75,000 to complete all necessary stages in order to market our one license plate tag in the United States.

Obtaining additional financing will be subject to a number of factors, including Trail One’s lack of revenue. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

No assurance can be given that Trail One will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.  The inability of Trail One to gain access to capital markets or obtain acceptable financing will have a material adverse effect upon the results of its operations and its financial conditions.  The proceeds from the sale of the securities offered in this registration statement will go directly to the selling security holder and not to Trail One.  As such, this offering might negatively affect Trail One’s ability to raise needed funds through a primary offering of Trail One’s securities in the future.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to a relatively small number of potential customers having the likelihood of purchasing our product.  We intend to generate revenue through the sale of our one product. Because we will be limiting the scope of our marketing activities, we may not be able to generate timely or sufficient sales to operate profitably.  If we cannot operate profitably, we may have to suspend or cease operations.  The Company’s financing requirements for next twelve month are the following.

•	$35,000 toward marketing materials which include filers, broachers, direct marketing DVD’s and mailing costs.
•	$2,000 for software and hardware to develop an internet site, $13,500 to develop the software and program the CNC machines with the software to produce the Company’s the license plate tags.
•	$7,000 Program administration and working capital and $9,000 to acquire the aluminum needed to manufacture the license plate tags.
•	$10,000 Costs and expenses associated with public company reporting requirements
•	$5,000 expenses associated with newly applicable corporate governance requirements

Our future capital requirements depend on many factors, including the following:

•	the progress of our direct sales,
•	the progress of marketing to the end users,
•	The progress in getting our web site completed and operational.

Although we have from time to time reviewed opportunities provided to us by investment bankers or potential investors in regard to additional equity financings, there can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms. The Company also does not have any agreement in place with any investment bankers or potential investors to provide the Company with any financing.  Insufficient funds may prevent us from implementing our business strategy and will require us to further delay, scale back or eliminate our marketing program, or to scale back or eliminate our other operations.

In order to obtain working capital we will continue to:

•
seek capital through debt or equity financing which may include the issuance of convertible debentures or convertible preferred stock whose rights and preferences are superior to those of the common stockholders, and

•	seek advantageous financial transactions for the Company while taking into account the impact on our shareholders, dilution, loss of voting power and the possibility of a change-in-control.

Nonetheless, in order to satisfy our working capital needs, it may become necessary to issue convertible securities without a floor on the conversion price.

IN THE EVENT THAT WE ISSUE CONVERTIBLE PREFERRED STOCK OR CONVERTIBLE DEBENTURES WITHOUT A LIMIT ON THE NUMBER OF SHARES THAT CAN BE ISSUED UPON CONVERSION AND IF THE PRICE OF OUR COMMON STOCK DECREASES:

•
the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly, Substantial dilution can occur to existing shareholders if convertible debentures are issued without a limit on the number of shares that can be issued upon conversion and the price of the Company’s common stock decreases.

•
the lower the market price the greater the number of shares to be issued to these holders upon conversion, thus increasing the potential profits to the holder when the price per share later increases and the holder sells the common shares,

•
the preferred stockholders' potential for increased share issuance and profit, including profits derived from short sales of our common stock, in addition to a stock overhang of an indeterminable amount, may depress the price of our common stock,

•	in the event of our voluntary or involuntary liquidation while the preferred stock are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

It is anticipated that the $75,000 financing amount will be obtained by a loan from Ralph Montrone.  At this time we do not have any agreement in place with Mr. Montrone for additional loans.  In the event that we are unable to secure such a loan from Mr. Montrone, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $10,000.  It is also estimated that the amount of additional costs and expenses associated with newly applicable corporate governance requirements will be approximately $5,000.

It is anticipated that we may need to obtain a loan from Ralph Montrone to cover these additional costs and expenses.  In the event that we are unable to secure such a loan from Mr. Montrone, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

OUR DEVELOPMENT STAGE OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual development stage operating results to fluctuate significantly in the future. Because our development stage operating results will be volatile and difficult to predict, in some future quarter our development stage operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline significantly.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our development stage operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for our internet product; the amount and timing of development stage operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended September 30, 2011 that we have not earned a profit. As of September 30, 2011, we had a net loss of $41,841, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At September 30, 2011, our cash on hand was $212. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

OUR CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. RALPH MONTRONE.

We have been heavily dependent upon the expertise and management of Mr. Ralph Montrone, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Montrone’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing development stage operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

WE ARE HIGHLY RELIANT UPON THE MANUFACTURING CAPABILITIES OF APMI OUR INTENDED SUB-CONTACTOR/MANUFACTURER WITH WHO WE HAVE NO AGREEMENT AT THIS TIME

Our Company is currently solely reliant on APMI to manufacture our product.  Should APMI not manufacture our product as intended, we may or may not be able to secure another manufacturer to manufacture our product which would result in a failure of our business.

Risks Related to The Industry

AUTOMOBILE LICENSE PLATE TAGS IS COST COMPETITIVE AND IS CHARACTERIZED BY LOW FIXED COSTS. A REDUCTION IN COST FOR THE INDUSTRY COULD AFFECT THE DEMAND FOR OUR LICENSE PLATE TAGS.

Automobile license plate tags sales industry is highly competitive and is characterized by a large number of competitors ranging from small to large companies with substantial resources. Many of our potential competitors have substantially larger customer bases, greater name recognition, greater reputation, and significantly greater financial and marketing resources than we do. In the future, aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in these markets.

Price competition exists in the automobile license plate tags industry. There are many automobile license plate tags sales companies that could discount their products which could result in lower revenues for the entire industry. A shortfall from expected revenue levels would have a significant impact on our potential to generate revenue and possibly cause our business to fail.

OUR DEVELOPMENT STAGE OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL.

Our development stage operating results are expected to fluctuate in the future based on a number of factors, many of which are not in our control. Our development stage operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our one product diminishes, or if we experience an increase in defaults among distributors of our license plate tags or for any other reasons we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

WE HAVE NO OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

We were incorporated in the State of Nevada on September 9, 2010. We have no operating history for investors to evaluate the potential of our business development. The Company has had no revenues or expenses prior to this time period.

THERE ARE MANY INHERENT RISKS AND DIFFICULTIES IN INTRODUCING ANY NEW PRODUCT TO THE MARKET PLACE.

We will begin to market our one product in the Salt Lake City, Utah area and develop our brand name. We face, however, many of the risks and difficulties inherent in introducing a new product. These risks include, but are not limited to, the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement an advertising and marketing plan;
●	Attain customer loyalty;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our product; and
●	Attract, retain and motivate qualified personnel.
WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2011 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products.  Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent equity security sales, debt instruments, and private financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Trail One will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company had a working capital (deficit) of ($20,781) and $2,500 at September 30, 2011 and 2010.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company, which will negatively affect our business operations.

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $10,000.  This amount will last the Company twelve months.  It is also estimated that the amount of additional costs and expenses associated with newly applicable corporate governance requirements will be approximately $5,000. This amount will last the Company twelve months.

It is anticipated that we may need to obtain a loan from Ralph Montrone to cover these additional costs and expenses. At this time, we do not have an agreement in place with Mr. Montrone.  In the event that we are unable to secure such a loan from Mr. Montrone, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risks Related to the Ownership of Our Securities

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Ralph Montrone beneficially owns approximately 100% of our capital stock with voting rights. In this case, Mr. Montrone will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value; assets or earnings of our Company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of capital stock consisting of 90,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Item 2.    Properties.

The principal executive office of Trail One, Inc.  is located at 1844 South 3850 West, Salt Lake City, Utah 84104. Our telephone number is: (877) 259-2551.

Item 3.    Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2011.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company's common stock is not currently traded.  We have obtained the ticker symbol TRLO.OB and we expect the Company’s common stock  to commence trading within the coming twelve months, though there can be no assurance that this will be the case.

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of September 30, 2011, there were approximately twenty-five (25)  shareholder of the Company’s common stock.

Each share of common stock shall have one (1) vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the board of directors.

Holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore as well as any distributions to the security holder. We have never paid cash dividends on our common stock, and do not expect to pay such dividends in the foreseeable future.

In the event of a liquidation, dissolution or winding up of our company, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

Trail One, Inc. has never paid dividends on its Common Stock. Trail One,  Inc intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Trail One, Inc.  profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

Item 6.    Selected Financial Data.

Not required.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Trail One, Inc.  (“Trail One”) is a Nevada corporation that intends to manufacture and distribute a line of personalized / customized license plates.  Production and distribution has not yet commenced, as such, the Company is considered to be in the development stage.

For the year ended September 30, 2011, we had a net loss of $26,341 as compared to a net loss of $15,500 for the period from inception (September 9, 2010) to September 30, 2010.  Our accumulated deficit as of September 30, 2011 was $41,841.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Year Ended September 30, 2011 and the period from Inception (September 9, 2010) to September 30, 2010.

Revenues

We are currently in the development stage, and have not yet generated any revenue.

General and Administrative Costs

We incurred general and administrative costs of $12,187 during the twelve months ended September 30, 2011.  These costs consisted primarily of filing fees and consulting fees.  There were no such costs during the period from inception (September 9, 2010) to September 30, 2010.

Professional Fees

We incurred professional fees of $13,450 during the twelve months ended September 30, 2011, compared to $15,500 during the period from inception (September 9, 2010) to September 30, 2010.  These costs consisted primarily of legal and accounting fees.

Interest Expense

We incurred interest expense of $704 during the twelve months ended September 30, 2011; there was no interest cost during the period from inception (September 9, 2010) to September 30, 2010.  This interest was related to the related party loan.

Net Loss

For the reasons above, we incurred a net loss of $26,341 during the twelve months ended September 30, 2011 compared to a net loss of $15,500 during the period from inception (September 9, 2010) to September 30, 2010.

We expect our costs to increase during the coming year as we ramp up our infrastructure and prepare to implement our business plan.

Liquidity and Capital Resources

At September 30, 2011, we had current assets of $212, consisting of cash; we also had current liabilities of $24,053, consisting of accounts payable of $906; accrued expenses of $3,950; note payable – related party of $18,493; and accrued interest – related party of $704.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of September 30, 2011, we had a working capital deficit of $23,841.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  During year ended September 30, 2011, we received a total of $18,493 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties will be willing to commit any further loans to the Company at this time.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2011, our cash balance was $212. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $41,841 and a working capital deficit of $23,841 at September 30, 2011, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trail One, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Trail One, Inc.(A Development Stage Company) as of September 30, 2011 and 2010 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the period then ended and from inception (September 9, 2010) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trail One, Inc. as of September 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 13, 2012

TRAIL ONE, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September 30,
	2011	2010

ASSETS
Current assets:
Cash	$212	$2,500
Total current assets	212	2,500

Total assets	$212	$2,500

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$906	$-
Accrued expenses	3,950	-
Note payable, related party	18,493	-
Accrued interest, related party	704	-
Total current liabilities	24,053	-

Stockholder's equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(41,841)	(15,500)
Total stockholder's equity (deficit)	(23,841)	2,500

Total liabilities and stockholder's equity (deficit)	$212	$2,500

See notes to financial statements.

TRAIL ONE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		September 9,	September 9,
	For the Twelve	2010	2010
	Months Ended	(Inception) to	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	12,187	-	12,187
Professional fees	13,450	15,500	28,950

Total operating expenses	25,637	15,500	41,137

Net operating loss	(25,637)	(15,500)	(41,137)

Other income (expense)	(704)	-	(704)

Loss before provision for income taxes	(26,341)	(15,500)	(41,841)

Provision for income taxes	-	-	-

Net loss	$(26,341)	$(15,500)	$(41,841)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See notes to financial statements.

TRAIL ONE, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	$-	18,000,000	$18,000	$-	$(41,841)	$(23,841)

See notes to financial statements.

TRAIL ONE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		September 9,	September 9,
	For the Twelve	2010	2010
	Months Ended	(Inception) to	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,341)	$(15,500)	$(41,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Accounts payable	906	-	906
Accrued expenses	3,950	-	3,950
Accrued interest, related party	704	-	704

Net cash provided by (used in) operating activities	(20,781)	(15,500)	(36,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	27,243	-	27,243
Repayment of officer loans, related party	(8,750)	-	(8,750)
Proceeds from sale of common stock	-	18,000	18,000

Net cash provided by financing activities	18,493	18,000	36,493

NET CHANGE IN CASH	(2,288)	2,500	212

CASH AT BEGINNING OF PERIOD	2,500	-	-

CASH AT END OF PERIOD	$212	$2,500	$212

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

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

The comparative financial statements herein include the fiscal years ended September 30, 2011 and 2010, and the period from September 9, 2010 (inception) through September 30, 2011.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $41,841 and $15,500 at September 30, 2011 and 2010, respectively, has no revenues, and working capital (deficit) of ($23,841) and $2,500 at September 30, 2011 and  2010, respectively, and cash on hand of $212 as of September  30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $18,493 and  $0 at September  30, 2011 and 2010, respectively. In addition, accrued interest of $704 and $0 existed at September 30, 2011 and  2010, respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 4 – Officer Loans, Related Party

Officer loans consist of the following at September 30, 2011 and September 30, 2010, respectively:

	September 30,	September 30,
	2011	2010

Unsecured promissory notes to Ralph Montrone, founder and CEO, carry an 8% interest rate, due on demand	$18,493	$-

Total Officer Loans, Related Party	$18,493	$-

The Company recorded interest expense in the amount of $704 related to the officer loans for the twelve months ended September  30, 2011.

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

Note 6 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of September 30, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2011, the Company had approximately $41,841 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

Sept 30,
2011
Deferred tax assets:
Net operating loss carry forwards	$41,841

Net deferred tax assets before valuation allowance	$14,644
Less: Valuation allowance	(14,644)
Net deferred tax assets	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2011. The Company had no uncertain tax positions as of  September 30, 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

Sept 30,
2011

Federal and state statutory rate	35%
Change in valuation allowance on deferred tax assets	(35%)

Note 7 – Subsequent Events

Performed evaluation in accordance with ASC Topic 855, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.  There are no subsequent events to disclose through the date of this filing.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The financial statements included in this Form 10-K have been audited by M & K CPAS PLLC to the extent and for the periods set forth in their report appearing elsewhere herein, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting, we have not, nor has anyone engaged on our behalf, consulted with M&K CPAS, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and M&K CPAS, PLLC did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of September 30, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees and consultants its accounting policies and procedures.  This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of December 27, 2011 . Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

The Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, sole Director and the selling security holder Ralph Montrone is the "Promoter” within the meaning of Rule 405 of Regulation C.

On September 9, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000.  Mr. Montrone has not received directly or indirectly anything else of value from the Company (including money, property, contracts, options or rights of any kind).

Board of Directors

Ralph Montrone is the sole member of our board of directors as of December 27, 2011.

Executive Officers

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Ralph Montrone	72	Chief Executive Officer, President, Chief Financial Officer, Secretary	September 9, 2010

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Management Biographies

Ralph Montrone; B.Sc., Chief Executive Officer, President, Chief Financial Officer, Secretary

Mr. Ralph Montrone, aged 72, is the Chief Executive Officer, President, Secretary, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company.  He was appointed in September 9, 2010 and is responsible for overseeing all aspects of the Company.

From September 1, 1968 to September 9, 2010, Mr. Montrone has run Western Sheet Metal, located in Salt Lake City.  Mr. Montrone first established Western Sheet Metal in 1968.  It has become a specialist in providing large commercial applications for complete heating and air conditioning systems in hospitals, school, office building and other commercial spaces in the Salt Lake City area.

Western Sheet Metal addresses the complete process from beginning to end, fabricating and installing the entire units, including all sheet metal duct work and specialty labor.

Mr. Montrone has been the President and owner of Western Sheet Metal for 42 years, including the last five years.  During that time he has performed every aspect of the business including selling jobs, installations, repair work and running the Company.

Audit Committee

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

 Independent Director / Corporate Governance Committee

 Our Board of Directors currently consists of only Ralph Montrone.  We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprise of independent directors. We do not have independent director(s) at this time.

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directors concerning corporate governance matters.

Nominating Committee

The Company does not have a Nominating Committee and the full Board acts in such capacity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that to date, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

 EMPLOYMENT AGREEMENTS

To date, the Company has no employment agreements in effect with its Principal Executive Officer. We do not pay compensation to our Director for attendance at meetings. We will reimburse Directors for reasonable expenses incurred during the course of their performance.

Item 11. Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below.

SUMMARY COMPENSATION TABLE

		OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	YEAR	SALARY $	BONUS $

Ralph Montrone	Chief Executive Officer, President, Chief Financial Officer, Secretary	(a)2009	$0	$0

		(b)2010	$0	$0

(a) From the period of inception (September 9, 2010) through September 30, 2010
(b) For the twelve months ended September 30, 2011

COMPENSATION OF DIRECTORS

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for expenses incurred in attending board meetings.

STOCK INCENTIVE PLAN

At present, we do not have a stock incentive plan in place. We have not granted any options to Directors and Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our securities by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, our address is: 1844 South 3850 West Salt Lake City, Utah 84104.  The Company's telephone number is: 1-877-259-2551.

(1) This table is based on Eighteen Million (18,000,000) shares of common stock outstanding at January 5, 2012.

As of the date of this prospectus, we had the following security holder holding greater than 5%:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Ralph Montrone	10,000,000	55.6%
Common Stock	All executive officers and directors as a group	10,000,000	55.6%
Total		10,000,000	55.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $18,493 and  $0 at September  30, 2011 and 2010, respectively. In addition, accrued interest of $704 and $0 existed at September 30, 2011 and  2010, respectively.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for September 30, 2011 and 2010.

	Sept 30,	Sept 30,
	2011	2010
Audit fees:
M&K CPAS, PLLC	$7,950	$7,600
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,950	$7,600

PART IV

Item 15. Exhibits

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAIL ONE INC.

Date: January 13, 2012	By:	/s/ Ralph Montrone
	Name:	Ralph Montrone
	Title:	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document