Form 10-Q
period 2011-12-31
Trail One, Inc.
filed 2012-02-14
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒    No ☐

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of January 27, 2012.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended December 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2011	2011
ASSETS
Current assets

Cash and cash equivalents	$216	$212
Total Current Assets	216	212

Total Assets	$216	$212

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$906	$906
Accrued expenses	3,950	3,950
Note payable, related party	20,693	18,493
Accrued interest, related party	1,076	704
Total current liabilities	26,625	24,053

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(44,409)	(41,841)
Total (deficiency in) stockholders' equity	(26,409)	(23,841)

Total liabilities and (deficiency in) stockholders' equity	$216	$212

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

			September 9,
	For the		2010
	Three Months Ended		(inception) to
	December 31,		December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	66	995	12,253
Professional Fees	2,130	8,000	31,080

Total operating expenses	2,196	8,995	43,333

Net Operating Loss	(2,196)	(8,995)	(43,333)

Other income (expense):
Interest expense	(372)	(13)	(1,076)

Loss before provision for income taxes	(2,568)	(9,008)	(44,409)

Provision for income taxes	-	-	-

Net income (loss)	$(2,568)	$(9,008)	$(44,409)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010)  to December 31, 2011

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for three months ended December 31, 2011	-	-	-	-	-	(2,568)	(2,568)

Balance, December 31, 2011	-	-	18,000,000	18,000	-	(44,409)	(26,409)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			September 9,
	For the		2010
	Three Months Ended		(inception) to
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,568)	$(9,008)	$(44,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in assets and liabilities:
Accounts Payable	-	5,954	$906
Accrued Expenses	-	-	3,950
Accrued Interest, related party	372	13	1,076

Net cash provided by (used in) operating activities	(2,196)	(3,041)	(38,477)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	2,200	1,500	29,443
Repayment of officer loans, related party	-	-	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	2,200	1,500	38,693

Net Increase (Decrease) in cash and cash equivalents	4	(1,541)	216

Cash and cash equivalents at beginning of period	212	2,500	-

Cash and cash equivalents at end of period	$216	$959	$216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

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

The comparative financial statements herein include the fiscal year ended September 30, 2011 and the period from September 9, 2010 (inception) through December 31, 2011, and the unaudited three months ended December 31, 2011.

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

Unaudited Interim Financial Information
The accompanying balance sheet as of December 31, 2011, statement of operations for the three months ended December 31, 2011, statement of stockholder’s equity (deficit) for the three months ended December 31, 2011 and statements of cash flows for the three months ended December 31, 2011 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at December 31, 2011, its results of operations and its cash flows for the three months ended December 31, 2011. The results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $44,409 and $41,841 at December 31, 2011 and September 30, 2011, respectively, has no revenues, and working capital (deficit) of ($26,409) and ($23,841) at December 31, 2011 and September 30, 2011, respectively, and cash on hand of $216 as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $20,693 and $18,493 at December 31, 2011 and September 30, 2011, respectively. In addition, accrued interest of $1,076 and $704 existed at December 31, 2011 and September 30, 2011,  respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 4 – Officer Loans, Related Party

Officer loans consist of the following:

	December 31, 2011	September 30, 2011
Unsecured promissory notes to Ralph Montrone, founder and CEO, carry an 8% interest rate, due on demand	$20,693	$18,493

Total Officer Loans, Related Party	$20,693	$18,493

The Company recorded interest expense in the amount of $372 related to the officer loans for the three months ended December 31, 2011.

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

Results of Operations for the Three Months Ended December 31, 2011

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended December 31, 2011 were $2,196 consisting of $66 of general and administrative fees and $2,130 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended December 31, 2011 totaled $372 consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended December 31, 2011 was $2,568. Our net loss is primarily attributed to general and administrative expenses as discussed above.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at December 31, 2011:

December 31, 2011
Total Assets	$216

Accumulated (Deficit)	$(44,409)

Stockholders’ Equity (Deficit)	$(26,409)

Working Capital (Deficit)	$(26,409)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($44,409). Our cash and cash equivalent balances were $216 at December 31, 2011. On December 31, 2011 we had negative working capital of $26,409 and total current liabilities were $26,625.

During the period of September 9, 2010 (date of inception) to December 31, 2011, we used $38,477 of cash for operating activities.

Financing Activities

Eighteen Million (18,000,000) common shares were issued with a value of $0.001. Net cash used in operating activities totaled $2,196 and $38,477 for the three months ended December 31, 2011 and the period from Inception (September 9, 2010) through December 31, 2011, respectively. Operating expenses were $2,196 and $43,333 for the three months ended December 31, 2011 and the period from Inception (September 9, 2010) through December 31, 2011,  respectively, and primarily consisted of costs of incorporation and legal and accounting professional fees incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to June 30, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Ralph Montrone on September 9, 2010.

We also received short term loans totaling $20,693 (net of repayments of $8,750) from our founder and CEO, Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAIL ONE, INC.

Date: February 14, 2012	By:	/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)