Form 10-Q
period 2012-03-31
Trail One, Inc.
filed 2012-05-11
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of April 20, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2012	2011
ASSETS
Current assets

Cash and cash equivalents	$17	$212
Total Current Assets	17	212

Total Assets	17	212

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$906	$906
Accrued expenses	3,950	3,950
Note payable, related party	27,193	18,493
Accrued interest, related party	1,587	704
Total current liabilities	33,636	24,053

Stockholders' deficit

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	18,000	18,000
Deficit accumulated during the development stage	(51,619)	(41,841)
Total stockholders' deficit	(33,619)	(23,841)

Total liabilities and stockholders' deficit	$17	$212

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					September 9,
	For the		For the		2010
	Three Months Ended		Six Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	126	5,506	192	6,501	12,379
Professional Fees	6,573	1,600	8,703	9,600	37,653

Total operating expenses	6,699	7,106	8,895	16,101	50,032

Net Operating Loss	(6,699)	(7,106)	(8,895)	(16,101)	(50,032)

Other income (expense):
Interest expense	(511)	(154)	(883)	(167)	(1,587)

Loss before provision for income taxes	(7,210)	(7,260)	(9,778)	(16,268)	(51,619)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(7,210)	$(7,260)	$(9,778)	$(16,268)	$(51,619)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to March 31, 2012

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for six months ended March 31, 2012	-	-	-	-	-	(9,778)	(9,778)

Balance, March 31, 2012	-	-	18,000,000	18,000	-	(51,619)	(33,619)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			September 9,
	For the		2010
	Six Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,778)	$(16,268)	$(51,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accounts Payable	-	206	$906
Accrued Expenses	-	5,200	3,950
Accrued Interest, related party	883	167	1,587

Net cash provided by (used in) operating activities	(8,895)	(10,695)	(45,176)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	8,700	8,195	35,943
Repayment of officer loans, related party	-	-	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	8,700	8,195	45,193

Net Increase (Decrease) in cash and cash equivalents	(195)	(2,500)	17

Cash and cash equivalents at beginning of period	212	2,500	-

Cash and cash equivalents at end of period	$17	$-	$17

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The comparative financial statements herein include the fiscal year ended September 30, 2011 and the period from September 9, 2010 (inception) through March 31, 2012, and the unaudited six months ended March 31, 2012.

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

Unaudited Interim Financial Information
The accompanying balance sheet as of March 31, 2012, statement of operations for the three and six months ended March 31, 2012, statement of stockholder’s equity (deficit) for the six months ended March 31, 2012 and statements of cash flows for the six months ended March 31, 2012, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012, its results of operations for the three and six months ended March 31, 2012 and its cash flows for the six months ended March 31, 2012. The results for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $51,619 and $41,841 at March 31, 2012 and September 30, 2011, respectively, has no revenues, and working capital (deficit) of ($33,619) and ($23,841) at March 31, 2012 and September 30, 2011, respectively, and cash on hand of $17 as of March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $27,193 and $18,493 at March 31, 2012 and September 30, 2011, respectively. In addition, accrued interest of $1,587 and $704 existed at March 31, 2012 and September 30, 2011, respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 4 – Officer Loans, Related Party

Officer loans consist of the following:

	March 31, 2012	September 30, 2011
Unsecured promissory notes to Ralph Montrone, founder and CEO, carry an 8% interest rate, due on demand	$27,193	$18,493

Total Officer Loans, Related Party	$27,193	$18,493

The Company recorded interest expense in the amount of $511 and $883 related to the officer loans for the three and six months ended March 31, 2012, respectively.

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

Trail One will provide in September of 2012 an internet site where customers can purchase the automobile license plate tags. We need further funding to develop our website.  Our website address is: www.trailonecnc.com.

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

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $1,630 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Three Months Ended March 31, 2012

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended March 31, 2012 totaled $6,699 consisting of $126 of general and administrative fees and $6,573 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended March 31, 2012 totaled $511 consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended December 31, 2011 was $7,210. Our net loss is primarily attributed to general and administrative expenses as discussed above.

Results of Operations for the Six Months Ended March 31, 2012

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for six months ended March 31, 2012 were $8,895 consisting of $192 of general and administrative fees and $8,703 of professional fees.

Other (Income) Expenses
Other (income) expenses for the six months ended March 31, 2012 totaled $883 consisting of interest expense accrued on notes payable.

Net loss

The net loss for the six months ended March 31, 2012 was $9,778. Our net loss is primarily attributed to general and administrative expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. However, we cannot assure that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position. At some time in the future, however, we may need to obtain additional financing to complete our business plan. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our Company to continue with this business and the business may fail.

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at March 31, 2012:

March 31, 2012
Total Assets	$17

Accumulated (Deficit)	$(51,619)

Stockholders’ Equity (Deficit)	$(33,619)

Working Capital (Deficit)	$(33,619)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($51,619). Our cash and cash equivalent balances were $17 at March 31, 2012. On March 31, 2012 we had negative working capital of $33,619 and total current liabilities were $33,636.

Net cash used in operating activities totaled $8,895 and $45,176 for the six months ended March 31, 2012 and the period from Inception (September 9, 2010) through March 31, 2012, respectively. Operating expenses were $8,895 and $50,032 for the six months ended March 31, 2012 and the period from Inception (September 9, 2010) through March 31, 2012,  respectively, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $8,700 and $45,193 for the six months ended March 31, 2012 and the period from Inception (September 9, 2010) through March 31, 2012 respectively.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to March 31, 2012 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Ralph Montrone on September 9, 2010.

We also received short term loans totaling $27,193 (net of repayments of $8,750) from our founder and CEO, Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

TRAIL ONE, INC.

Date: May 11, 2012	By:	/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)