Form 10-Q
period 2012-06-30
Trail One, Inc.
filed 2012-08-17
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170781

TRAIL ONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3425913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1844 South 3850 West #B, Salt Lake City, Utah 84104
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of July 31, 2012.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2012	2011
ASSETS
Current assets

Cash and cash equivalents	$171	$212
Total Current Assets	$171	212

Total Assets	$171	212

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$906	$906
Accrued expenses	4,150	3,950
Note payable, related party	30,393	18,493
Note payable, non-related party	2,935	-
Accrued interest, related party	2,165	704
Accrued interest	77	-
Total current liabilities	40,626	24,053

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(58,455)	(41,841)
Total (deficiency in) stockholders' equity (deficit)	(40,455)	(23,841)

Total liabilities and (deficiency in) stockholders' equity (deficit)	$171	$212

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					September 9,
	For the		For the		2010
	Three Months Ended		Nine Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	3,231	4,495	3,423	10,996	15,610
Professional Fees	2,950	2,600	11,653	12,200	40,603

Total operating expenses	6,181	7,095	15,076	23,196	56,213

Net Operating Loss	(6,181)	(7,095)	(15,076)	(23,196)	(56,213)

Other income (expense):
Interest expense	(655)	(220)	(1,538)	(387)	(2,242)

Loss before provision for income taxes	(6,836)	(7,315)	(16,614)	(23,583)	(58,455)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(6,836)	$(7,315)	$(16,614)	$(23,583)	$(58,455)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to June 30, 2012

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for nine months ended June 30, 2012	-	-	-	-	-	(16,614)	(16,614)

Balance, June 30, 2012	-	-	18,000,000	18,000	-	(58,455)	(40,455)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			September 9,
	For the		2010
	Nine Months Ended		(inception) to
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,614)	$(23,583)	$(58,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accounts Payable	-	906	$906
Accrued Expenses	200	6,450	4,150
Accrued Interest, related party	1,461	387	2,165
Accrued Interest	77	-	77

Net cash provided by (used in) operating activities	(14,876)	(15,840)	(51,157)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	11,900	13,405	39,143
Proceeds from non-related party	2,935	-	2,935
Repayment of officer loans, related party	-	-	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	14,835	13,405	51,328

Net Increase (Decrease) in cash and cash equivalents	(41)	(2,435)	171

Cash and cash equivalents at beginning of period	212	2,500	-

Cash and cash equivalents at end of period	$171	$65	$171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The comparative financial statements herein include the fiscal year ended September 30, 2011 and the period from September 9, 2010 (inception) through June 30, 2012, and the unaudited nine months ended June 30, 2012.

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

Unaudited Interim Financial Information
The accompanying balance sheet as of June 30, 2012, statement of operations for the three and nine months ended June 30, 2012, statement of stockholders’ equity (deficit) for the nine months ended June 30, 2012 and statements of cash flows for the nine months ended June 30, 2012, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012, its results of operations for the three and nine months ended June 30, 2012 and its cash flows for the nine months ended June 30, 2012. The results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $58,455 and $41,841 at June 30, 2012 and September 30, 2011, respectively, has no revenues, and working capital (deficit) of ($40,455) and ($23,841) at June 30, 2012 and September 30, 2011, respectively, and cash on hand of $171 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $30,393 and $18,493 at June 30, 2012 and September 30, 2011, respectively. In addition, accrued interest of $2,165 and $704 existed at June 30, 2012 and September 30, 2011, respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 4 – Notes Payable

Related Party Notes
Officer loans consist of the following at June 30, 2012 and September 30, 2011, respectively:

	June 30, 2012	September 30, 2011
Unsecured promissory notes to Ralph Montrone, founder and CEO, carry an 8% interest rate, due on demand	$30,393	$18,493

Notes Payable, Related Party	$30,393	$18,493

The Company recorded interest expense in the amount of $578 and $1,461 related to related party notes payable for the three and nine months ended June 30, 2012, respectively.

Other Notes Payable
Loans consist of the following at June 30, 2012 and September 30, 2011, respectively:

	June 30, 2012	September 30, 2011
Unsecured promissory notes to BK consulting, carry an 8% interest rate, due on demand	$2,935	$-

Notes Payable	$2,935	$-

The Company recorded interest expense in the amount of $77 and $77 related to other notes payable for the three and nine months ended June 30, 2012, respectively.

Note 5 – Stockholder’s Equity

Shares Authorized
On September 9, 2010, the founder of the Company established 90,000,000 authorized shares of $0.001 par value common stock. Additionally, the Company founder established 10,000,000 authorized shares of $0.001 par value preferred stock.

Shares Issued
On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Note 6 – Subsequent Events

On July 31, 2012, the Company received a loan in the amount of $200 from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.

There are no additional subsequent events to disclose through the date of this filing.

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

Results of Operations for the Three Months Ended June 30, 2012

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for three months ended June 30, 2012 totaled $6,181 consisting of $3,231 of general and administrative fees and $2,950 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended June 30, 2012 totaled $655 consisting of interest expense accrued on notes payable.

Net loss

The net loss for the three months ended June 30, 2012 was $6,836. Our net loss is primarily attributed to general and administrative expenses as discussed above.

Results of Operations for the Nine Months Ended June 30, 2012

Sales
There were no revenues as the Company has not yet commenced operations.

Operating Expenses
Total operating expenses for nine months ended June 30, 2012 were $15,076 consisting of $3,423 of general and administrative fees and $11,653 of professional fees.

Other (Income) Expenses
Other (income) expenses for the nine months ended June 30, 2012 totaled $1,538 consisting of interest expense accrued on notes payable.

Net loss

The net loss for the nine months ended June 30, 2012 was $16,614. Our net loss is primarily attributed to general and administrative expenses as discussed above.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at June 30, 2012:

June 30, 2012
Total Assets	$171

Accumulated (Deficit)	$(58,455)

Stockholders’ Equity (Deficit)	$(40,455)

Working Capital (Deficit)	$(40,455)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($58,455). Our cash and cash equivalent balances were $171 at June 30, 2012. On June 30, 2012 we had negative working capital of $40,455 and total current liabilities were $40,626.

 Net cash used in operating activities totaled $14,876 and $51,157 for the nine months ended June 30, 2012 and the period from Inception (September 9, 2010) through June 30, 2012, respectively. Operating expenses were $15,076 and $56,213 for the nine  months ended June 30, 2012 and the period from Inception (September 9, 2010) through June 30, 2012,  respectively, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $14,835 and $51,328 for the nine months ended June 30, 2012 and the period from Inception (September 9, 2010) through June 30, 2012 respectively.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to June 30, 2012 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Ralph Montrone on September 9, 2010.

We also received short term loans totaling $30,393 (net of repayments of $8,750) from our founder and CEO, Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

The Company received short term loans totaling $2,935 from BK Consulting, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

TRAIL ONE, INC.

Date: August 17, 2012	By:	/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)