Form 10-K
period 2012-09-30
Trail One, Inc.
filed 2013-01-15
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of January 04, 2013.

TRAIL ONE, INC.
FORM 10-K
Fiscal Year Ended September 30, 2012

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

Trail One has not commenced its major operations of having its one product a license plate tag for automobiles manufactured by an unaffiliated outside provider (Advanced Precision Manufacturing Inc. [APMI]) and the Company has not distributed the product to anyone.  The Company will not have any license plate tags for automobiles manufactured until the Company has sold the product to an end user.  Trail One is considered a development stage company because it has not commenced its major operations. In addition the Company has not achieved any revenue in connection with its business to date. As a result, we are a startup company, which means that we have no operating history or revenue, and are at a competitive disadvantage.

We expect to continue to incur losses for at least the next 12 months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing, through equity security sales, debt instruments and private financing, to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities, debt instruments or private financing. (See “Plan of Operation”)

We established the minimum amount of $75,000 that the company will need to raise through debt instruments such as bank loans, or private financing so that operations could start, in order to generate some type of revenue. Presently no other sources have been identified and it is unknown if any other sources will be identified. There is no assurance that the company will be able to obtain any bank loans or private financing.

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

Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

WE REQUIRE ADDITIONAL CAPITAL WHICH WE MAY BE UNABLE TO RAISE WHICH MAY CAUSE US TO STOP OR CUT BACK OUR OPERATIONS.

Through September 30, 2012 we have spent approximately $56,605.  We anticipate that we will need approximately $75,000 to complete all necessary stages in order to market our one license plate tag in the United States.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended September 30, 2012 that we have not earned a profit. As of September 30, 2012, we had accumulated net loss of $63,847, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At September 30, 2012, our cash on hand was $135. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2013 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products.  Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent   equity security sales, debt instruments, and private financing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Trail One will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company had a working capital (deficit) of ($45,847) and ($23,841) at September 30, 2012 and 2011.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Ralph Montrone beneficially owns approximately 55.55% of our capital stock with voting rights. In this case, Mr. Montrone will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Item 2.                      Properties.

The principal executive office of Trail One, Inc. is located at 1844 South 3850 West #B, Salt Lake City, Utah 84104. Our telephone number is: (877) 259-2551.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2012.

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

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of September 30, 2012, there were approximately thirty (30) shareholder of the Company’s common stock.

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

(c) Dividends

Trail One, Inc. has never paid dividends on its Common Stock. Trail One, Inc. intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at sole discretion of the Board of Directors and will depend on Trail One, Inc. profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

For the year ended September 30, 2012, we had a net loss of $22,006 as compared to a net loss of $41,841 for the period from inception (September 9, 2010) to September 30, 2011.  Our accumulated deficit as of September 30, 2012 was $63,847.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Year Ended September 30, 2012 and the period from Inception (September 9, 2010) to September 30, 2011.

Revenues
We are currently in the development stage, and have not yet generated any revenue.

General and Administrative Costs
We incurred general and administrative costs of $4,059 during the twelve months ended September 30, 2012 compared to $12,187 during the period from inception (September 9, 2010) to September 30, 2011.  These costs consisted primarily of filing fees and consulting fees.

Professional Fees
We incurred professional fees of $15,559 during the twelve months ended September 30, 2012, compared to $28,950 during the period from inception (September 9, 2010) to September 30, 2011.  These costs consisted primarily of legal and accounting fees.

Interest Expense
We incurred interest expense of $2,388 during the twelve months ended September 30, 2012; compared to $704 during the period from inception (September 9, 2010) to September 30, 2011.  This interest was related to the related party and non-related party loans.

Net Loss
For the reasons above, we incurred a net loss of $22,006 during the twelve months ended September 30, 2012 compared to a net loss of $41,841 during the period from inception (September 9, 2010) to September 30, 2011.  We expect our costs to increase during the coming year as we ramp up our infrastructure and prepare to implement our business plan.

Liquidity and Capital Resources
At September 30, 2012, we had current assets of $135, consisting of cash; we also had current liabilities of $45,982, consisting of accrued expenses of $4,150; note payable – related party of $21,693; note payable – non-related party of $17,047; accrued interest – related party of $2,287; and accrued interest – non-related party of $805.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources.  As of September 30, 2012, we had a working capital deficit of $45,847.  Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.  During year ended September 30, 2012, we received a total of $3,200 in unsecured loans due on demand, bearing interest at 8%, from related parties. There is no guarantee that the related parties and non-related parties will be willing to commit any further loans to the Company at this time.

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

As of September 30, 2012, our cash balance was $135. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $63,847 and a working capital deficit of $45,847 at September 30, 2012, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Item 8.                      Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets as of September 30, 2012 and September 30, 2011	F-2

Condensed Statements of Operations for the years ended September 30, 2012 and September 30, 2011 and the period from September 9, 2010 (inception) to September 30, 2012	F-3

Statement of Stockholders’ Equity (Deficit) for the years ended September 30, 2012 and 2011 and the period from September 9, 2010 (inception) to September 30, 2012	F-4

Condensed Statements of Cash Flows for the years ended September 30, 2012 and September 30, 2011and the period from September 9, 2010 (inception) to September 30, 2012	F-5

Notes to the Condensed Financial Statements	F-6

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trail One, Inc.

(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Trail One, Inc.(A Development Stage Enterprise) as September 30, 2012 and 2011, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the period then ended and from inception (September 9, 2010) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trail One, Inc. as of September 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

January 14, 2013

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS
Current assets

Cash and cash equivalents	$135	$212
Total Current Assets	$135	212

Total Assets	$135	212

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$-	$906
Accrued expenses	4,150	3,950
Note payable, related party	21,693	18,493
Note payable, non-related party	17,047	-
Accrued interest, related party	2,287	704
Accrued interest,non-related party	805	-
Total current liabilities	45,982	24,053

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and 2011	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of September 30, 2012 and 2011	18,000	18,000
Deficit accumulated during the development stage	(63,847)	(41,841)
Total (deficiency in) stockholders' equity	(45,847)	(23,841)

Total liabilities and (deficiency in) stockholders' equity	$135	$212

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			September 9,
	For the	For the	2010
	Year Ended	Year Ended	(inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	4,059	12,187	16,246
Professional Fees	15,559	13,450	44,509

Total operating expenses	19,618	25,637	60,755

Net Operating Loss	(19,618)	(25,637)	(60,755)

Other income (expense):
Interest expense	(2,388)	(704)	(3,092)

Loss before provision for income taxes	(22,006)	(26,341)	(63,847)

Provision for income taxes	-	-	-

Net income (loss)	$(22,006)	$(26,341)	$(63,847)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to September 30, 2012

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)

Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			September 9,
	For the		2010
	Year Ended		(inception) to
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,006)	$(26,341)	$(63,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accounts Payable	(906)	906	$-
Accrued Expenses	200	3,950	4,150
Accrued Interest, related party	1,583	704	2,287
Accrued Interest	805	-	805

Net cash provided by (used in) operating activities	(20,324)	(20,781)	(56,605)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	3,200	27,243	30,443
Proceeds from non-related party	17,047	-	17,047
Repayment of officer loans, related party	-	(8,750)	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	20,247	18,493	56,740

Net Increase (Decrease) in cash and cash equivalents	(77)	(2,288)	135

Cash and cash equivalents at beginning of period	212	2,500	-

Cash and cash equivalents at end of period	$135	$212	$135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

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

The comparative financial statements herein include the fiscal year ended September 30, 2012 and 2011 and the period from September 9, 2010 (inception) through September 30, 2012.

Development Stage Enterprise
The Company is currently considered a development stage enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $63,847 and $41,841 at September 30, 2012 and September 30, 2011, respectively, has no revenues, and working capital (deficit) of ($45,847) and ($23,841) at September 30, 2012 and September 30, 2011, respectively, and cash on hand of $135 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $21,693 and $18,493 at September 30, 2012 and September 30, 2011, respectively. In addition, accrued interest of $2,287 and $704 existed at September 30, 2012 and September 30, 2011, respectively.

The Company recorded interest expense in the amount of $1,583 and $704 related to related party notes payable for the fiscal year ended September 30, 2012 and 2011, respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Transactions
During the year ended September 30, 2011, the Company received unsecured loans of $18,493, due on demand, bearing interest at 8%, from the Company’s founder and CEO, Ralph Montrone.

On May 10, 2012, the Company received an unsecured loan of $3,200, due on demand, bearing interest at 8%, from the Company’s founder and CEO, Ralph Montrone.

Note 4 – Non-Related Party Notes Payable

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. The principal balances due were $17,047 and $0 at September 30, 2012 and September 30, 2011, respectively. In addition, accrued interest of $805 and $0 existed at September 30, 2012 and September 30, 2011, respectively.

The Company recorded interest expense in the amount of $805 and $0 related to these notes payable for the fiscal year ended September 30, 2012 and 2011, respectively.

Transactions
On November 01, 2011, the Company received an unsecured loan of $1,339, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On November 08, 2011, the Company received an unsecured loan of $150, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On December 23, 2011, the Company received an unsecured loan of $2,200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On January 1, 2012, the Company received an unsecured loan of $3,500, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On January 4, 2012, the Company received an unsecured loan of $635, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On January 5, 2012, the Company received an unsecured loan of $1,200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On February 9, 2012, the Company received an unsecured loan of $3,000, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On March 2, 2012, the Company received an unsecured loan of $300, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On March 5, 2012, the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On April 26, 2012, the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On June 12, 2012, the Company received an unsecured loan of $400, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On July 31, 2012, the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On August 6, 2012, the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On August 14, 2012, the Company received an unsecured loan of $1,250, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On August 17, 2012, the Company received an unsecured loan of $123, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On September 5, 2012, the Company received an unsecured loan of $400, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

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

Note 6 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
September 30, 2012	Carrying Value September 30, 2012	Level 1	Level 2	Level 3

	$-	$-	$-	$-

Note 7 – Subsequent Events

On January 4, 2013, the Company received an unsecured loan of $600, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

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

Item 9B.  Other Information.

None.

PART III

Item 10.                    Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of December 27, 2012. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

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

Board of Directors

Ralph Montrone is the sole member of our board of directors as of December 27, 2012.

Executive Officers

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Ralph Montrone	73	Chief Executive Officer, President, Chief Financial Officer, Secretary	September 9, 2010

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

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Management Biographies

Ralph Montrone; B.Sc., Chief Executive Officer, President, Chief Financial Officer, Secretary

Mr. Ralph Montrone, aged 73, is the Chief Executive Officer, President, Secretary, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company.  He was appointed in September 9, 2010 and is responsible for overseeing all aspects of the Company.

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

Item 11.                    Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below.

SUMMARY COMPENSATION TABLE

		OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	YEAR	SALARY $	BONUS $

Ralph Montrone	Chief Executive Officer, President, Chief Financial Officer, Secretary	(a)2011	$0	$0

		(b)2012	$0	$0

(a) From the period of inception (September 9, 2010) through September 30, 2011
(b) For the twelve months ended September 30, 2012

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

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our securities by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, our address is: 1844 South 3850 West #B Salt Lake City, Utah 84104.  The Company's telephone number is: 1-877-259-2551.

(1) This table is based on Eighteen Million (18,000,000) shares of common stock outstanding at January 4, 2012.

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

Item 13.                    Certain Relationships and Related Transactions, and Director Independence.

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $21,693 and $18,493 at September 30, 2012 and 2011, respectively. In addition, accrued interest of $2,287 and $704 existed at September 30, 2012 and 2011, respectively.

Item 14.                    Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for September 30, 2012 and 2011.

	Sept 30,	Sept 30,
	2012	2011
Audit fees:
M&K CPAS, PLLC	$7,950	$7,950
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,950	$7,950

PART IV

Item 15.                    Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAIL ONE, INC.

Date: January 15, 2013	By:	/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)