Form 10-Q
period 2012-12-31
Trail One, Inc.
filed 2013-02-08
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of February 8, 2013.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended December 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Current assets

Cash and cash equivalents	$99	$135
Total Current Assets	$99	135

Total Assets	$99	135

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$600	$-
Accrued expenses	3,950	4,150
Note payable, related party	21,693	21,693
Note payable, non-related party	17,247	17,047
Accrued interest, related party	2,724	2,287
Accrued interest,non-related party	1,152	805
Total current liabilities	47,366	45,982

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and September 30, 2012	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of December 31, 2012 and September 30, 2012	18,000	18,000
Deficit accumulated during the development stage	(65,267)	(63,847)
Total (deficiency in) stockholders' equity	(47,267)	(45,847)

Total liabilities and (deficiency in) stockholders' equity	$99	$135

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	September 9, 2010 (inception) to December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	636	66	16,882
Professional Fees	-	2,130	44,509

Total operating expenses	636	2,196	61,391

Net Operating Loss	(636)	(2,196)	(61,391)

Other income (expense):
Interest expense	(784)	(372)	(3,876)

Loss before provision for income taxes	(1,420)	(2,568)	(65,267)

Provision for income taxes	-	-	-

Net income (loss)	$(1,420)	$(2,568)	$(65,267)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to December 31, 2012

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)

Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)

Net loss for the three months ended December 31, 2012	-	-	-	-	-	(1,420)	(1,420)

Balance, December 31, 2012	-	-	18,000,000	18,000	-	(65,267)	(47,267)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	September 9, 2010 (inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,420)	$(2,568)	$(65,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accounts Payable	600	-	$600
Accrued Expenses	(200)	-	3,950
Accrued Interest, related party	437	372	2,724
Accrued Interest	347	-	1,152

Net cash provided by (used in) operating activities	(236)	(2,196)	(56,841)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	-	2,200	30,443
Proceeds from non-related party	200	-	17,247
Repayment of officer loans, related party	-	-	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	200	2,200	56,940

Net Increase (Decrease) in cash and cash equivalents	(36)	4	99

Cash and cash equivalents at beginning of period	135	212	-

Cash and cash equivalents at end of period	$99	$216	$99

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The comparative financial statements herein include the fiscal year ended September 30, 2012, and the period from September 9, 2010 (inception) through December 31, 2012, and the unaudited three months ended December 31, 2012.

Unaudited Interim Financial Information
The accompanying balance sheet as of December 31, 2012, statement of operations for the three months ended December 31, 2012, statement of stockholders’ equity (deficit) for the three months ended December 31, 2012 and statements of cash flows for the three months ended December 31, 2012, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at December 31, 2012, its results of operations for the three months ended December 31, 2012 and its cash flows for the three months ended December 31, 2012. The results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $65,267 and $63,847 at December 31, 2012 and September 30, 2012, respectively, has no revenues, and working capital (deficit) of ($47,267) and ($45,847) at December 31, 2012 and September 30, 2012, respectively, and cash on hand of $99 as of December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $21,693 and $21,693 at December 31, 2012 and September 30, 2012, respectively. In addition, accrued interest of $2,724 and $2,287 existed at December 31, 2012 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $437 and $372 to related party notes payable for the three months ended December 31, 2012 and 2011, respectively.

On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Ralph Montrone in exchange for proceeds of $18,000.

Transactions
During the year ended September 30, 2011, the Company received unsecured loans of $18,493, due on demand, bearing interest at 8%, from the Company’s founder and CEO, Ralph Montrone.

During the year ended September 30, 2012, the Company received unsecured loans of $3,200, due on demand, bearing interest at 8%, from the Company’s founder and CEO, Ralph Montrone.

Note 4 – Non-Related Party Notes Payable

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. The principal balances due were $17,247 and $17,047 at December 31, 2012 and September 30, 2012, respectively. In addition, accrued interest of $1,152 and $805 existed at December 31, 2012 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $347 and $24 related to these notes payable for the three months ended December 31, 2012 and 2011, respectively.

Transactions
During the year ended September 30, 2012, the Company received unsecured loans of $17,047, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On October 25, 2012, the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

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

On January 15, 2013, the Company received an unsecured loan of $3,500, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On January 30, 2013, the Company received an unsecured loan of $2,073, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

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

Trail One will provide in September of 2013 an internet site where customers can purchase the automobile license plate tags. We need further funding to develop our website.  Our website address is: www.trailonecnc.com.

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

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Revenue

The Company had no revenues during the three months ending December 31, 2012 and December 31, 2011

Operating Expenses

Total operating expenses were $636 for the three months ended December 31, 2012 compared to $2,196 for the three months ended December 31, 2011, a decrease of $1,560.  The decrease in operating expense for the three months ended December 31, 2012 compared to December 31, 2011 was due primarily to the accounting fees.

Interest Expense

Total interest expense was $784 for the three months ended December 31, 2012 compared to $372 for the three months ended December 31, 2011, an increase of $412.

Net loss

For the reasons above, our net loss for the three months ended December 31, 2012 was $1,420 compared to $2,568 for the three months ended December 31, 2011, a decrease of $1,148 or approximately 45%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at December 31, 2012:

December 31, 2012
Total Assets	$99

Accumulated (Deficit)	$(65,267)

Stockholders’ Equity (Deficit)	$(47,267)

Working Capital (Deficit)	$(47,267)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($65,267). Our cash and cash equivalent balances were $99 at December 31, 2012. On December 31, 2012 we had negative working capital of $47,267 and total current liabilities were $47,366.

Net cash used in operating activities totaled $236 and $58,841 for the three months ended December 31, 2012 and the period from Inception (September 9, 2010) through December 31, 2012, respectively. Operating expenses were $636 and $61,391 for the three months ended December 31, 2012 and the period from Inception (September 9, 2010) through December 31, 2012,  respectively, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $200 and $56,940 for the three months ended December 31, 2012 and the period from Inception (September 9, 2010) through December 31, 2012 respectively.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to December 31, 2012 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Ralph Montrone on September 9, 2010.

We also received short term loans totaling $21,693 (net of repayments of $8,750) from our founder and CEO, Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

The Company received short term loans totaling $17,247 from BK Consulting, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

We will have additional capital requirements during the fiscal year ending September 30, 2013. We do not expect to be able to satisfy our cash requirements through our product sales, and therefore we will attempt to raise additional capital through the sale of our common stock and debt financing activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Ralph Montrone, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Montrone concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•	All of our financial reporting is carried out by our financial consultant;

•	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Item 4. Mine Safety Disclosures.

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

TRAIL ONE, INC.

Date: February 8, 2013	By:	/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)