Form 10-Q
period 2013-03-31
Trail One, Inc.
filed 2013-05-13
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of May 1, 2013.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current assets

Cash and cash equivalents	$63	$135
Total Current Assets	63	135

Total Assets	$63	135

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDER'S EQUITY
Current liabilities

Accounts payable	$200	$-
Accrued expenses	3,950	4,150
Note payable, related party	21,693	21,693
Note payable, non-related party	26,947	17,047
Accrued interest, related party	3,152	2,287
Accrued interest, non-related party	1,617	805
Total current liabilities	57,559	45,982

Stockholder's equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and September 30, 2012	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of March 31, 2013 and September 30, 2012	18,000	18,000
Deficit accumulated during the development stage	(75,496)	(63,847)
Total (deficiency in) stockholder's equity	(57,496)	(45,847)

Total liabilities and (deficiency in) stockholder's equity	$63	$135

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	September 9,
	Three Months	Three Months	Six Months	Six Months	2010
	Ended	Ended	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	686	126	1,322	192	17,568
Professional Fees	8,650	6,573	8,650	8,703	53,159

Total operating expenses	9,336	6,699	9,972	8,895	70,727

Net Operating Loss	(9,336)	(6,699)	(9,972)	(8,895)	(70,727)

Other income (expense):
Interest expense	(893)	(511)	(1,677)	(883)	(4,769)

Loss before provision for income taxes	(10,229)	(7,210)	(11,649)	(9,778)	(75,496)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(10,229)	$(7,210)	$(11,649)	$(9,778)	$(75,496)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to March 31, 2013

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)

Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)

Net loss for the six months ended March 31, 2013	-	-	-	-	-	(11,649)	(11,649)

Balance, March 31, 2013	-	-	18,000,000	18,000	-	(75,496)	(57,496)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			September 9,
	For the	For the	2010
	Six Months Ended	Six Months Ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,649)	$(9,778)	$(75,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accrued Expenses	-	-	4,150
Accrued Interest, related party	865	883	3,152
Accrued Interest	812	-	1,617

Net cash provided by (used in) operating activities	(9,972)	(8,895)	(66,577)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	-	8,700	30,443
Proceeds from non-related party	9,900	-	26,947
Repayment of officer loans, related party	-	-	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	9,900	8,700	66,640

Net Increase (Decrease) in cash and cash equivalents	(72)	(195)	63

Cash and cash equivalents at beginning of period	135	212	-

Cash and cash equivalents at end of period	$63	$17	$63

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The comparative financial statements herein include the fiscal year ended September 30, 2012, and the period from September 9, 2010 (inception) through March 31, 2013, and the unaudited six months ended March 31, 2013.

Unaudited Interim Financial Information
The accompanying balance sheet as of March 31, 2013, statement of operations for the three and six months ended March 31, 2013, statement of stockholders’ equity (deficit) for the six months ended March 31, 2013 and statements of cash flows for the six months ended March 31, 2013, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013, its results of operations for the three and six months ended March 31, 2013 and its cash flows for the six months ended March 31, 2013. The results for the three and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $75,496 and $63,847 at March 31, 2013 and September 30, 2012, respectively, has no revenues, and working capital (deficit) of ($57,496) and ($45,847) at March 31, 2013 and September 30, 2012, respectively, and cash on hand of $63 as of March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $21,693 and $21,693 at March 31, 2013 and September 30, 2012, respectively. In addition, accrued interest of $3,152 and $2,287 existed at March 31, 2013 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $428 and $369 and $865 and $741 to related party notes payable for the three and six months ended March 31, 2013 and 2012, respectively.

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

Note 4 – Non-Related Party Notes Payable

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. The principal balances due were $26,947 and $17,047 at March 31, 2013 and September 30, 2012, respectively. In addition, accrued interest of $1,617 and $805 existed at March 31, 2013 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $465 and $220 and $812 and $244 related to these notes payable for the three and six months ended March 31, 2013 and 2012, respectively.

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

On January 30, 2013, the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On February 6, 2013, the Company received an unsecured loan of $1,250, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On February 28, 2013, the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On March 6, 2013, the Company received an unsecured loan of $450, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

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

Note 6 – Subsequent Events

The Company is not aware of any subsequent events to disclose through the date of this filing.

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

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $1,952 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenue

The Company had no revenues during the three months ending March 31, 2013 and March 31, 2012

Operating Expenses

Total operating expenses were $9,336 for the three months ended March 31, 2013 compared to $6,699 for the three months ended March 31, 2012, an increase of $2,637.  The increase in operating expense for the three months ended March 31, 2013 compared to March 31, 2012 was due primarily to the audit and accounting fees.

Interest Expense

Total interest expense was $893 for the three months ended March 31, 2013 compared to $511 for the three months ended March 31, 2012, an increase of $382.

Net loss

For the reasons above, our net loss for the three months ended March 31, 2013 was $10,229 compared to $7,210 for the three months ended March 31, 2012, an increase of $3,019 or approximately 42%.

Results of Operations for the Six Months Ended March 31, 2013 and 2012

Revenue

The Company had no revenues during the six months ending March 31, 2013 and March 31, 2012

Operating Expenses

Total operating expenses were $9,972 for the six months ended March 31, 2013 compared to $8,895 for the six months ended March 31, 2012, an increase of $1,077.  The increase in operating expense for the six months ended March 31, 2013 compared to March 31, 2012 was due primarily to the general and administrative expenses.

Other (Income) Expenses

Total interest expense was $1,677 for the six months ended March 31, 2013 compared to $883 for the six months ended March 31, 2012, an increase of $794.

 Net loss

 For the reasons above, our net loss for the six months ended March 31, 2013 was $11,649 compared to $9,778 for the six months ended March 31, 2012, an increase of $1,871 or approximately 26%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at March 31, 2013:

March 31, 2013
Total Assets	$63

Accumulated (Deficit)	$(75,496)

Stockholders’ Equity (Deficit)	$(57,496)

Working Capital (Deficit)	$(57,496)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($75,496). Our cash and cash equivalent balances were $63 at March 31, 2013. On March 31, 2013 we had negative working capital of $57,496 and total current liabilities were $57,559.

Net cash used in operating activities totaled $9,972 and $66,577 for the six months ended March 31, 2013 and the period from Inception (September 9, 2010) through March 31, 2013, respectively. Operating expenses were $9,972 and $70,727 for the six months ended March 31, 2013 and the period from Inception (September 9, 2010) through March 31, 2013,  respectively, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $9,900 and $66,640 for the six months ended March 31, 2013 and the period from Inception (September 9, 2010) through March 31, 2013 respectively.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to March 31, 2013 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and CEO, Ralph Montrone on September 9, 2010.

We also received short term loans totaling $21,693 (net of repayments of $8,750) from our founder and CEO, Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

The Company received short term loans totaling $26,947 from BK Consulting, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

TRAIL ONE, INC.

Date: May 13, 2013	By:	/s/ Ralph Montrone
Ralph Montrone
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)