Form 10-Q
period 2013-06-30
Trail One, Inc.
filed 2013-09-18
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of September 9, 2013.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Current assets

Cash and cash equivalents	$27	$135
Total Current Assets	$27	135

Total Assets	$27	135

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$400	$-
Accrued expenses	3,950	4,150
Note payable, related party	-	21,693
Note payable, non-related party	51,840	17,047
Accrued interest, related party	-	2,287
Accrued interest,non-related party	5,765	805
Total current liabilities	61,955	45,982

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and September 30, 2012	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of June 30, 2013 and September 30, 2012	18,000	18,000
Additional paid in capital	-	-
Deficit accumulated during the development stage	(79,928)	(63,847)
Total (deficiency in) stockholders' equity	(61,928)	(45,847)

Total liabilities and (deficiency in) stockholders' equity	$27	$135

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					September 9,
	For the	For the	For the	For the	2010
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(inception) to
	June 30	June 30	June 30	June 30	June 30
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	236	3,231	1,558	3,423	17,804
Professional Fees	3,200	2,950	11,850	11,653	56,359

Total operating expenses	3,436	6,181	13,408	15,076	74,163

Net Operating Loss	(3,436)	(6,181)	(13,408)	(15,076)	(74,163)

Other income (expense):
Interest expense	(996)	(655)	(2,673)	(1,538)	(5,765)

Loss before provision for income taxes	(4,432)	(6,836)	(16,081)	(16,614)	(79,928)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(4,432)	$(6,836)	$(16,081)	$(16,614)	$(79,928)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to June 30, 2013

						Deficit
						Accumulated	Total
					Additional	During	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)

Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500

Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)

Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)

Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)

Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)

Net loss for the nine months ended June 30, 2013	-	-	-	-	-	(16,081)	(16,081)

Balance, June 30, 2013	-	-	18,000,000	18,000	-	(79,928)	(61,928)

See notes to consolidated financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			September 9,
	For the	For the	2010
	Nine Months Ended	Nine Months Ended	(inception) to
	June 30	June 30	June 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,081)	$(16,614)	$(79,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accounts Payable	400	-	$400
Accrued Expenses	(200)	200	3,950
Accrued Interest, related party	-	1,461	2,287
Accrued Interest	2,673	77	3,478

Net cash provided by (used in) operating activities	(13,208)	(14,876)	(69,813)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	-	11,900	30,443
Proceeds from non-related party	13,100	2,935	30,147
Repayment of officer loans, related party	-	-	(8,750)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	13,100	14,835	69,840

Net Increase (Decrease) in cash and cash equivalents	(108)	(41)	27

Cash and cash equivalents at beginning of period	135	212	-

Cash and cash equivalents at end of period	$27	$171	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Reclassification of related party debt and interest to non-related party debt and interest	$23,980	$-	$23,980

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

Change of Control
On May 24, 2013 (the “Closing Date”), the Company’s largest shareholder Mr. Ralph Montrone entered into a Security Purchase Agreement (the “SPA”) with Mr. Mohammad Omar Rahman.  Pursuant to the SPA, Mr. Montrone sold his 10,000,000 issued and outstanding shares of common stock, representing approximately 55.6% of the issued and outstanding shares of the Company, to Mr. Rahman.  As of the Closing Date, Mr. Rahman was appointed the new CEO and elected by shareholders to serve as a Director of the Company.

The Company is currently considering expanding its business by acquiring the business or equity of another entity without the Company paying any material amount of cash consideration (a “Reverse Merger Transaction”).  Any Reverse Merger Transaction may be structured as an acquisition of assets or equity by the Company issuing stock, exchanging stock and other equity interests, merging with another entity or entities or entering into any transaction with similar effect.  In connection with any Reverse Merger Transaction, the Company will likely assume the obligations of the acquired business, which may include debt or other financing, and may incur other debt or other financing.  The amount of stock that the Company may issue in any Reverse Merger Transaction will likely result in a change in control of the Company.  The Company is currently negotiating, on a non-binding basis, the terms and conditions of a Reverse Merger Transaction with a business entity.  If the Reverse Merger Transaction is consummated, the Company would continue as a smaller reporting company.  No assurance may be given, however, that such negotiations will conclude with terms and conditions that would be acceptable to us or that any such Reverse Merger Transaction would be consummated.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of September 30th.

The comparative financial statements herein include the fiscal year ended September 30, 2012, and the period from September 9, 2010 (inception) through June 30, 2013, and the unaudited nine months ended June 30, 2013.

Unaudited Interim Financial Information
The accompanying balance sheet as of June 30, 2013, statement of operations for the three and nine months ended June 30, 2013, statement of stockholders’ equity (deficit) for the nine months ended June 30, 2013 and statements of cash flows for the nine months ended June 30, 2013, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2013, its results of operations for the three and nine months ended June 30, 2013 and its cash flows for the nine months ended June 30, 2013. The results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $79,928 and $63,847 at June 30, 2013 and September 30, 2012, respectively, has no revenues, and working capital (deficit) of ($61,928) and ($45,847) at June 30, 2013 and September 30, 2012, respectively, and cash on hand of $27 as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Notes Payable

Ralph Montrone Notes

From time to time the Company’s founder and former CEO, Ralph Montrone has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $21,693 and $21,693 at June 30, 2013 and September 30, 2012, respectively. In addition, accrued interest of $3,585 and $2,287 existed at June 30, 2013 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $433 and $578 and $1,298 and $1,461 to related to these notes payable for the three and nine months ended June 30, 2013 and 2012, respectively.

Transactions
During the year ended September 30, 2011, the Company received unsecured loans of $18,493, due on demand, bearing interest at 8%, from the Company’s founder and former CEO, Ralph Montrone.

During the year ended September 30, 2012, the Company received unsecured loans of $3,200, due on demand, bearing interest at 8%, from the Company’s founder and former CEO, Ralph Montrone.

During the nine months ended June 30, 2013, Mr. Montrone sold his outstanding interest in the Company.  As a result of the transaction the Company reclassified principal in the amount $21,693 and interest in the amount of $2,287 from related party debt to non-related party debt.

BK Consulting Notes

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. The principal balances due were $30,147 and $17,047 at June 30, 2013 and September 30, 2012, respectively. In addition, accrued interest of $2,180 and $805 existed at June 30, 2013 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $563 and $77 and $1,375 and $77 related to these notes payable for the three and nine months ended June 30, 2013 and 2012, respectively.

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

On May 13, 2013, the Company received an unsecured loan of $1,250, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

On May 31, 2013, the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

Note 4 – Stockholder’s Equity

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

Change of Control
On May 24, 2013 (the “Closing Date”), the Company’s largest shareholder Mr. Ralph Montrone entered into a Security Purchase Agreement (the “SPA”) with Mr. Mohammad Omar Rahman.  Pursuant to the SPA, Mr. Montrone sold his 10,000,000 issued and outstanding shares of common stock, representing approximately 55.6% of the issued and outstanding shares of the Company, to Mr. Rahman.  As of the Closing Date, Mr. Rahman was appointed the new CEO and elected by shareholders to serve as a Director of the Company.

Note 5 – Subsequent Events

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

The Company may market Trail One through a combination of direct sales, referrals and networking within the industry. To date the Company has not generated any sales.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next three months, and we will need to obtain additional financing to operate our business for the next three months. Our “burn rate” is approximately $1,787 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

The Company is currently considering expanding its business by acquiring the business or equity of another entity without the Company paying any material amount of cash consideration (a “Reverse Merger Transaction”).  Any Reverse Merger Transaction may be structured as an acquisition of assets or equity by the Company issuing stock, exchanging stock and other equity interests, merging with another entity or entities or entering into any transaction with similar effect.  In connection with any Reverse Merger Transaction, the Company will likely assume the obligations of the acquired business, which may include debt or other financing, and may incur other debt or other financing.  The amount of stock that the Company may issue in any Reverse Merger Transaction will likely result in a change in control of the Company.   The Company is currently negotiating, on a non-binding basis, the terms and conditions of a Reverse Merger Transaction with a business entity.  If the Reverse Merger Transaction is consummated, the Company would continue as a smaller reporting company.  No assurance may be given, however, that such negotiations will conclude with terms and conditions that would be acceptable to us or that any such Reverse Merger Transaction would be consummated.

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

Change of Control
On May 24, 2013 (the “Closing Date”), the Company’s largest shareholder Mr. Ralph Montrone entered into a Security Purchase Agreement (the “SPA”) with Mr. Mohammad Omar Rahman.  Pursuant to the SPA, Mr. Montrone sold his 10,000,000 issued and outstanding shares of common stock, representing approximately 55.6% of the issued and outstanding shares of the Company, to Mr. Rahman.  As of the Closing Date, Mr. Rahman was appointed the new CEO and elected by shareholders to serve as a Director of the Company.

The Company is currently considering expanding its business by acquiring the business or equity of another entity without the Company paying any material amount of cash consideration (a “Reverse Merger Transaction”).  Any Reverse Merger Transaction may be structured as an acquisition of assets or equity by the Company issuing stock, exchanging stock and other equity interests, merging with another entity or entities or entering into any transaction with similar effect.  In connection with any Reverse Merger Transaction, the Company will likely assume the obligations of the acquired business, which may include debt or other financing, and may incur other debt or other financing.  The amount of stock that the Company may issue in any Reverse Merger Transaction will likely result in a change in control of the Company.   The Company is currently negotiating, on a non-binding basis, the terms and conditions of a Reverse Merger Transaction with a business entity.  If the Reverse Merger Transaction is consummated, the Company would continue as a smaller reporting company.  No assurance may be given, however, that such negotiations will conclude with terms and conditions that would be acceptable to us or that any such Reverse Merger Transaction would be consummated.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenue

The Company had no revenues during the three months ending June 30, 2013 and June 30, 2012

Operating Expenses

Total operating expenses were $3,436 for the three months ended June 30, 2013 compared to $6,181 for the three months ended June 30, 2012, a decrease of $2,745.  The decrease in operating expense for the three months ended June 30, 2013 compared to June 30, 2012 was due primarily to general and administrative expenses.

Interest Expense

Total interest expense was $996 for the three months ended June 30, 2013 compared to $655 for the three months ended June 30, 2012, an increase of $341.

Net loss

For the reasons above, our net loss for the three months ended June 30, 2013 was $4,432 compared to $6,836 for the three months ended June 30, 2012, a decrease of $2,404 or approximately 35%.

Results of Operations for the Nine Months Ended June 30, 2013 and 2012

Revenue

The Company had no revenues during the nine months ending June 30, 2013 and June 30, 2012

Operating Expenses

Total operating expenses were $13,408 for the nine months ended June 30, 2013 compared to $15,076 for the nine months ended June 30, 2012, a decrease of $1,668.  The decrease in operating expense for the nine months ended June 30, 2013 compared to June 30, 2012 was due primarily to the general and administrative expenses.

Other (Income) Expenses

Total interest expense was $2,673 for the nine months ended June 30, 2013 compared to $1,538 for the nine months ended June 30, 2012, an increase of $1,135.

 Net loss

 For the reasons above, our net loss for the nine months ended June 30, 2013 was $16,081 compared to $16,614 for the nine months ended June 30, 2012, a decrease of $533 or approximately 3%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at June 30, 2013:

June 30, 2013
Total Assets	$27

Accumulated (Deficit)	$(79,928)

Stockholders’ Equity (Deficit)	$(61,928)

Working Capital (Deficit)	$(61,928)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($79,928). Our cash and cash equivalent balances were $27 at June 30, 2013. On June 30, 2013 we had negative working capital of $61,928 and total current liabilities were $61,955.

Net cash used in operating activities totaled $13,208 for the nine months ended June 30, 2013 and $69,813 for the period from Inception (September 9, 2010) through June 30, 2013. Operating expenses were $13,408 for the nine months ended June 30, 2013 and $74,163 for the period from Inception (September 9, 2010) through June 30, 2013, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $13,100 for the nine months ended June 30, 2013 and $69,840 for the period from Inception (September 9, 2010) through June 30, 2013.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to June 30, 2013 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and former CEO, Ralph Montrone on September 9, 2010.

Since inception we also received short term loans totaling $21,693 (net of repayments of $8,750) from Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

Since inception the Company received short term loans totaling $30,147 from BK Consulting, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Mohammad Omar Rahman, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Rahman concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

·	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

·	All of our financial reporting is carried out by our financial consultant;

·	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

On May 24, 2013 (the “Closing Date”), Ralph Montrone (the “Selling Stockholder”), the owner of an aggregate of 10,000,000 shares of common stock of Trail One, Inc. (the “Registrant”), representing approximately 55.6% of the issued and outstanding shares of the common stock of the Registrant (the “Shares”), entered into and performed a Securities Purchase Agreement (the “SPA”), pursuant to which the Selling Stockholder sold all 10,000,000 Shares to Mohammad Omar Rahman. Pursuant to the SPA, the Selling Stockholder sold the Shares to Mr. Rahman for aggregate consideration of $340,000, or approximately $0.034 per share, less the amount of all liabilities of the Registrant as of the Closing Date.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As contemplated by the SPA and the transactions contemplated thereby, effective on the Closing Date, Mr. Rahman was appointed by the existing director to serve as the Registrant’s Chief Executive Officer and was elected by the shareholders of the Registrant to serve as a director. In addition, in accordance with the SPA and the transactions contemplated thereby, the Selling Stockholder has resigned as an officer and agreed to resign as the director of the Registrant effective upon compliance by the Registrant with any applicable information distribution requirements. Mr. Rahman does not presently have any agreement with the Registrant to receive any compensation for his service as the Registrant’s Chief Executive Officer and director.  Mr. Rahman will receive reimbursement of reasonable expenses incurred in his capacity as the Chief Executive Officer or director. Upon the resignation of the Selling Stockholder as an officer and director of the Registrant, Mr. Rahman shall be the sole officer and director of the Registrant. There are no related party transactions between the Registrant and Mr. Rahman that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Background of Director and Officer

Mohammad Omar Rahman (age 31) was appointed to serve as the Registrant’s Chief Executive Officer and as the Registrant’s director as of the Closing Date. Mr. Rahman has several years of experience within the financial services and consulting industries. He has served in various roles and has developed a keen understanding of investment and client management. His responsibilities have included financial modeling, investment valuations, financial & tax reporting, cash flow forecasting, business process re-engineering, and strategic planning. Since April 2007, Mr. Rahman has been a member of the Carlyle Group and has helped manage operations of its Asia Buyout, Asia Growth, Europe Growth & Technologies, Infrastructure and Real Estate funds. Prior to joining Carlyle, Mr. Rahman was a management consultant with BearingPoint Inc. and he has also worked at Oliver Carr & Co. Mr. Rahman received his Masters of Accountancy from George Washington University’s School of Business and has a BSBA in Finance with a minor in Economics from University of Florida’s Warrington School of Business. He is currently an MBA candidate at Georgetown University’s McDonough School of Business and holds a CPA license in the state of Virginia.

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

TRAIL ONE, INC.

Date: September 18, 2013	By:	/s/ Mohammad Omar Rahman
Mohammad Omar Rahman
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)