Form 10-K
period 2013-09-30
Trail One, Inc.
filed 2014-02-06
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170781

TRAIL ONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3425913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1208 Gaither Road, Rockville, Maryland 20850
(Address of principal executive offices) (Zip Code)

571-224-6627
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of January 31, 2014.

TRAIL ONE, INC.
FORM 10-K
Fiscal Year Ended September 30, 2013

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

Item 1.  Description of Business.

General Overview

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

If manufactured, TOCNC tags will come with their own serial numbers (for insurance and authenticity purposes), secured in an airtight, crash resistant, pressure clamping case, and will be available with numerous options, including, but not limited to, a wide variety of inscribable names, with personalized designs in front, with numerous border designs and available in various thicknesses and shapes, and will be available in USDM (American); dimensions, and with various angle cuts, face designs, fonts, font sizes, images and just about any other customized design imaginable to suit the connoisseur and set the customer’s vehicle apart from everyone else’s vehicles.

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

WE REQUIRE ADDITIONAL CAPITAL WHICH WE MAY BE UNABLE TO RAISE WHICH MAY CAUSE US TO STOP OR CUT BACK OUR OPERATIONS.

Through September 30, 2013 we have spent approximately $77,209.  We anticipate that we will need approximately $75,000 to complete all necessary stages in order to market our one license plate tag in the United States.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended September 30, 2013 that we have not earned a profit. As of September 30, 2013, we had accumulated net loss of $95,216, and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At September 30, 2013, we had bank overdrafts of $9. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

OUR CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MR. RALPH MONTRONE.

We have been heavily dependent upon the expertise and management of Mr. Mohammad Omar Rahman, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Rahman’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing development stage operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

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

WE ARE HIGHLY RELIANT UPON THE MANUFACTURING CAPABILITIES OF APMI OUR INTENDED SUB-CONTACTOR/MANUFACTURER WITH WHO WE HAVE NO AGREEMENT AT THIS TIME

If our Company manufactures the TOCNC tags, our Company is currently solely reliant on APMI to manufacture our product.  Should APMI not manufacture our product as intended, we may or may not be able to secure another manufacturer to manufacture our product which would result in a failure of our business.

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

THERE ARE MANY INHERENT RISKS AND DIFFICULTIES IN INTRODUCING ANY NEW PRODUCT TO THE MARKET PLACE.

If we market our product, we would face many of the risks and difficulties inherent in introducing a new product. These risks include, but are not limited to, the ability to:

●	Increase awareness of our brand name;

●	Develop an effective business plan;

●	Meet customer standards;

●	Implement an advertising and marketing plan;

●	Attain customer loyalty;

●	Respond effectively to competitive pressures;

●	Continue to develop and upgrade our product; and

●	Attract, retain and motivate qualified personnel.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2014 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products.  Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent   equity security sales, debt instruments, and private financing.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Trail One will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company had a working capital (deficit) of ($14,694) and ($45,847) at September 30, 2013 and 2012.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Mohammad Omar Rahman beneficially owns approximately 55.55% of our capital stock with voting rights. In this case, Mr. Rahman will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Item 2.  Properties.

The principal executive office of Trail One, Inc. is located at 1208 Gaither Road, Rockville, Maryland 20850. Our telephone number is: 571-224-6627.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2013.

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

(b) Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. Currently we have 18,000,000 shares of common stock issued and outstanding.  As of September 30, 2013, there were approximately thirty (30) shareholder of the Company’s common stock.

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

Trail One, Inc. was formed to manufacture an automobile license plate tag. Trail One is a development stage company with a limited history of development stage operations.

The Company may market Trail One through a combination of direct sales, referrals and networking within the industry. To date the Company has not generated any sales.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next three months, and we will need to obtain additional financing to operate our business for the next three months. Our “burn rate” is approximately $2,614 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Year Ended September 30, 2013 and 2012

Revenue

The Company had no revenues during the year ended September 30, 2013 and September 30, 2012.

Operating Expenses

Total operating expenses were $28,118 for the year ended September 30, 2013 compared to $19,618 for the year ended September 30, 2012, an increase of $8,500.  The increase in operating expense for the year ended September 30, 2013 compared to September 30, 2012 was due primarily to additional professional fees during the year.

Other (Income) Expenses

Total interest expense was $3,251 for the year ended September 30, 2013 compared to $2,388 for the September ended September 30, 2012, an increase of $863.

Net loss

For the reasons above, our net loss for the year ended September 30, 2013 was $31,369 compared to $22,006 for the year ended September 30, 2012, an increase of decrease of $9,363 or approximately 43%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at September 30, 2013:

September 30, 2013
Total Assets	$-

Accumulated (Deficit)	$(95,216)

Stockholders’ Equity (Deficit)	$(14,694)

Working Capital (Deficit)	$(14,694)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($95,216). Our cash and cash equivalent balances were $0 at September 30, 2013. On September 30, 2013 we had negative working capital of $14,694 and total current liabilities were $14,694.

Net cash used in operating activities totaled $20,604 for the year ended September 30, 2013 and $77,209 for the period from Inception (September 9, 2010) through September 30, 2013. Operating expenses were $28,118 for the year ended September 30, 2013 and $88,873 for the period from Inception (September 9, 2010) through September 30, 2013, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $20,469 for the year ended September 30, 2013 and $77,209 for the period from Inception (September 9, 2010) through September 30, 2013.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to September 30, 2013 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and former CEO, Ralph Montrone on September 9, 2010.

Since inception we also received short term loans totaling $21,693 (net of repayments of $8,750) from Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

During the year ended September 30, 2013, the Company received advances in the amount of $34,307 from Ralph Montrone. These advances were payments made by Mr. Montrone on behalf of the Company for the repayment of debt in the amount of $30,147, interest in the amount of $2,510 and accounts payable and accrued expenses in the amount of $1,650.

Since inception the Company received short term loans totaling $30,147 from BK Consulting, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

During the year ended September 30, 2013, we received short term loans totaling $3,200 from Highline Research Group, in exchange for unsecured promissory notes carrying 5% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue sales of TOCNC Tags, sale of shares of our common stock, third party financing, a possible Reverse Merger Transaction and/or traditional bank financing. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We will have additional capital requirements during the fiscal year ending September 30, 2014. We do not expect to be able to satisfy our cash requirements through our product sales, and therefore we will attempt to raise additional capital through the sale of our common stock and debt financing activities.

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

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of September 30, 2013 and September 30, 2012	F-2

Statements of Operations for the years ended September 30, 2013 and September 30, 2012 and the period from September 9, 2010 (inception) to September 30, 2013	F-3

Statement of Stockholders’ Equity (Deficit) for the period from September 9, 2010 (inception) to September 30, 2013	F-4

Statements of Cash Flows for the years ended September 30, 2013 and September 30, 2012and the period from September 9, 2010 (inception) to September 30, 2013	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trail One, Inc.

(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Trail One, Inc. (A Development Stage Enterprise) as September 30, 2013 and 2012, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the periods then ended and from inception (September 9, 2010) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trail One, Inc. as of September 30, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 3, 2014

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,	September 30,
	2013	2012
ASSETS
Current assets

Cash and cash equivalents	$-	$135
Total Current Assets	$-	135

Total Assets	$-	135

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank Overdrafts	$9	$-
Accounts payable	11,474	-
Accrued expenses	-	4,150
Note payable, related party	-	21,693
Note payable, non-related party	3,200	17,047
Accrued interest, related party	-	2,287
Accrued interest,non-related party	11	805
Total current liabilities	14,694	45,982

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and September 30, 2012	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of September 30, 2013 and September 30, 2012	18,000	18,000
Additional paid in capital	62,522	-
Deficit accumulated during the development stage	(95,216)	(63,847)
Total (deficiency in) stockholders' equity	(14,694)	(45,847)

Total liabilities and (deficiency in) stockholders' equity	$-	$135

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			September 9,
	For the	For the	2010
	Year Ended	Year Ended	(inception) to
	September 30	September 30	September 30
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	2,893	4,059	19,139
Professional Fees	25,225	15,559	69,734

Total operating expenses	28,118	19,618	88,873

Net Operating Loss	(28,118)	(19,618)	(88,873)

Other income (expense):
Interest expense	(3,251)	(2,388)	(6,343)

Loss before provision for income taxes	(31,369)	(22,006)	(95,216)

Provision for income taxes	-	-	-

Net income (loss)	$(31,369)	$(22,006)	$(95,216)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to September 30, 2013

						Deficit
						Accumulated	Total
					Additional	During	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)
Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500
Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)
Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)
Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)
Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)
Forgiveness of debt	-	-	-	-	59,822	-	59,822
Forgiveness of accounts payable and accrued expenses	-	-	-	-	2,700	-	2,700
Net loss for year ended September 30, 2013	-	-	-	-	-	(31,369)	(31,369)
Balance, September 30, 2013	-	-	18,000,000	18,000	62,522	(95,216)	(14,694)

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			September 9,
	For the	For the	2010
	Year Eneded	Year Eneded	(inception) to
	September 30	September 30	September 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,369)	$(22,006)	$(95,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Accounts Payable	11,474	(906)	$11,474
Accrued Expenses	(1,450)	200	2,700
Accrued Interest, related party	-	1,583	2,287
Accrued Interest	741	805	1,546

Net cash provided by (used in) operating activities	(20,604)	(20,324)	(77,209)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts	9	-	9
Proceeds from related party debt	34,307	3,200	64,750
Proceeds from debt	16,300	17,047	33,347
Repayments of related party debt	-	-	(8,750)
Repayments of debt	(30,147)	-	(30,147)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	20,469	20,247	77,209

Net Increase (Decrease) in cash and cash equivalents	(135)	(77)	-

Cash and cash equivalents at beginning of period	135	212	-

Cash and cash equivalents at end of period	$-	$135	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Forgiveness of accounts payable and accrued liabilities	$2,700	$-	$2,700
Forgiveness of debt	$59,822	$-	$59,822

See notes to financial statements.

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

The comparative financial statements herein include the fiscal year ended September 30, 2013 and 2012, and the period from September 9, 2010 (inception) through September 30, 2013.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $95,216 and $63,847 at September 30, 2013 and September 30, 2012, respectively, has no revenues, and working capital (deficit) of ($14,694) and ($45,847) at September 30, 2013 and September 30, 2012, respectively, and has bank overdraft of $9 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Accounts Payable and Accrued Liabilities

On August 19, 2013, Ralph Montrone released the Company of certain account payable and accrued liabilities in the amount of $2,700.  The amount forgiven was recorded as additional paid in capital.

Note 4 – Related Party Transactions

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $21,693 at September 30, 2013 and September 30, 2012, respectively. In addition, accrued interest of $0 and $2,287 existed at September 30, 2013 and September 30, 2012, respectively.

During the year ended September 30, 2013 and 2012, the Company received unsecured loans of $0 and $3,200, due on demand, bearing interest at 8%, from the Company’s founder and former CEO, Ralph Montrone.

During the year ended September 30, 2013 Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone also paid certain payables in the amount of $400 on behalf of the Company.  On August 19, 2013, Ralph Montrone released the Company of notes payable in the amount of $21,693, accrued interest in the amount of $3,822, advances in the amount $2,700 and payments made on behalf of the Company in the amount of $34,307 .

Note 5 – Notes Payable

Ralph Montrone Notes

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $21,693 at September 30, 2013 and September 30, 2012, respectively. In addition, accrued interest of $0 and $2,287 existed at September 30, 2013 and September 30, 2012, respectively.

During the year ended September 30, 2013 and 2012, the Company received unsecured loans of $0 and $3,200, due on demand, bearing interest at 8%, from the Company’s founder and former CEO, Ralph Montrone.

During the year ended September 30, 2013 Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone also paid certain payables in the amount of $400 on behalf of the Company.  On August 19, 2013, Ralph Montrone released the Company of notes payable in the amount of $21,693, accrued interest in the amount of $3,822, advances in the amount $2,700 and payments made on behalf of the Company in the amount of $34,307.  The amount forgiven by Ralph Montrone was recorded as additional paid in capital.

The Company recorded interest expense in the amount of $1,536 and $1,583 related to these notes payable for the year ended September 30, 2013 and 2012, respectively.

BK Consulting Notes

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $17,047 at September 30, 2013 and September 30, 2012, respectively. In addition, accrued interest of $0 and $805 existed at September 30, 2013 and September 30, 2012, respectively.

The Company recorded interest expense in the amount of $1,705 and $805 related to these notes payable for the year ended September 30, 2013 and 2012, respectively.

During the years ended September 30, 2013 and 2012, the Company received unsecured loans of $13,100 and $17,047, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

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

On August 19, 2013, BK Consulting was repaid $33,907 from Ralph Montrone on behalf of the Company.  This amount consisted of notes payable in the amount of $30,147, accrued interest in the amount of $2,510 and legal fees in the amount of $1,250.

Highline Research Advisors LLC Notes

During the year ended September 30, 2013 Company received loans from Highline Research Advisors LLC, a third party, for operations at a 5% interest rate, due on demand. The principal balances due were $3,200 as of September 30, 2013, respectively. In addition, accrued interest of $11 existed at September 30, 2013, respectively.

The Company recorded interest expense in the amount of $11 related to these notes payable for the year ended September 30, 2013, respectively.

On August 29, 2013, the Company received an unsecured loan of $1,950, due on demand, bearing interest at 8%, from Highline Research Advisors LLC, to fund operations.

On September 13, 2013, the Company received an unsecured loan of $1,250, due on demand, bearing interest at 8%, from Highline Research Advisors LLC, to fund operations.

Note 6 – Stockholder’s Equity

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

On August 19, 2013, Ralph Montrone released the Company of notes payable and advances due to him in the amount of $62,522.  Amount forgiven was recorded as additional paid in capital.

Note 7 – Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Carrying
	Value	Fair Value Measurements at
September 30, 2013	September 30, 2013	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Carrying
	Value	Fair Value Measurements at
September 30, 2013	September 30, 2013	Level 1	Level 2	Level 3

Liabilities	$-	$-	$-	$-

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

As of September 30, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company's estimated deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2013	2012
Federal and State Statutory Rate	35%	35%
Net operating loss carryforwards	$95,216	$63,847
Valuation allowance for deferred tax assets	(95,216)	(63,847)
Net deferred tax assets	$-	$-

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $95,216 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2013.  The Company had no uncertain tax positions as of September 30, 2013.

Note 9 – Subsequent Events

During the month of December 2013, the Company received unsecured loans in the amount of $17,523, due on demand, bearing interest at 8%, from Highline Research Advisors LLC, to fund operations.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of January 13, 2014. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

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

The Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, sole Director and the selling security holder Mohammad Omar Rahman is the "Promoter” within the meaning of Rule 405 of Regulation C.

Board of Directors

Mohammad Omar Rahman is the sole member of our board of directors as of January 13, 2014.

Executive Officers

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Mohammad Omar Rahman	31	Chief Executive Officer, President, Chief Financial Officer, Secretary	May 24, 2013

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

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Management Biographies

Mohammad Omar Rahman; Chief Executive Officer, President, Chief Financial Officer, Secretary

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

Independent Director / Corporate Governance Committee

Our Board of Directors currently consists of only Mohammad Omar Rahman.  We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprise of independent directors. We do not have independent director(s) at this time.

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

Item 11.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below.

		OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	YEAR	SALARY $	BONUS $

Mohammad Omar Rahman	Chief Executive Officer, President, Chief Financial Officer, Secretary	(a)2013	$0	$0

Ralph Montrone	Chief Executive Officer, President, Chief Financial Officer, Secretary	(b)2013	$0	$0

		(c)2012	$0	$0

(a) From the period of May 24, 2013 through September 30, 2013
(b) From the period January 1, 2013 through May 24, 2013
(c) For the twelve months ended September 30, 2012

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our securities by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, our address is: 1208 Gaither Road, Rockville, Maryland 20850.  The Company's telephone number is: 571-224-6627.

(1) This table is based on Eighteen Million (18,000,000) shares of common stock outstanding at January 13, 2014.

As of the date of this prospectus, we had the following security holder holding greater than 5%:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Mohammad Omar Rahman	10,000,000	55.6%
Common Stock	All executive officers and directors as a group	10,000,000	55.6%
Total		10,000,000	55.6%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for September 30, 2013 and 2012.

	Sept 30,	Sept 30,
	2013	2012
Audit fees:
M&K CPAS, PLLC	$7,750	$7,950
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,750	$7,950

PART IV

Item 15.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAIL ONE, INC.

Date: February 6, 2014	By:	/s/ Mohammad Omar Rahman
Mohammad Omar Rahman
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)