Form 10-Q
period 2013-12-31
Trail One, Inc.
filed 2014-02-19
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of February 13, 2014.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended December 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2013	2013
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Prepaid Expenses	5,950	-
Total Current Assets	$5,950	-

Total Assets	$5,950	-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Bank Overdrafts	$-	$9
Accounts payable	198	11,474
Notes payable	20,723	3,200
Accrued interest	78	11
Total current liabilities	20,999	14,694

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and September 30, 2013	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of December 31, 2013 and September 30, 2013	18,000	18,000
Additional paid in capital	62,532	62,522
Deficit accumulated during the development stage	(95,581)	(95,216)
Total (deficiency in) stockholders' equity	(15,049)	(14,694)

Total liabilities and (deficiency in) stockholders' equity	$5,950	$-

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	September 9, 2010
	Months Ended	Months Ended	(inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	298	636	19,437
Professional Fees	-	-	69,734

Total operating expenses	298	636	89,171

Net Operating Loss	(298)	(636)	(89,171)

Other income (expense):
Interest expense	(67)	(784)	(6,410)

Loss before provision for income taxes	(365)	(1,420)	(95,581)

Provision for income taxes	-	-	-

Net income (loss)	$(365)	$(1,420)	$(95,581)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to December 31, 2013

						Deficit
						Accumulated	Total
					Additional	During	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)
Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500.00)	$2,500
Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)
Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)
Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)
Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)
Forgiveness of debt	-	-	-	-	59,822	-	59,822
Forgiveness of accounts payable and accrued expenses	-	-	-	-	2,700	-	2,700
Net loss for year ended September 30, 2013	-	-	-	-	-	(31,369)	(31,369)
Balance, September 30, 2013	-	-	18,000,000	18,000	62,522	(95,216)	(14,694)
Forgiveness of debt	-	-	-	-	10	-	10
Net loss for three months ended December 31, 2013	-	-	-	-	-	(365)	(365)
Balance, December 31, 2013	-	-	18,000,000	18,000	62,532	(95,581)	(15,049)

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	September 9, 2010
	Months Ended	Months Ended	(inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(365)	$(1,420)	$(95,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Change is assets and liabilities
Prepaid Expenses	(5,950)	-	$(5,950)
Accounts Payable	(11,276)	600	$198
Accrued Expenses	-	(200)	2,700
Accrued Interest, related party	-	437	2,287
Accrued Interest	67	347	1,613

Net cash provided by (used in) operating activities	(17,524)	(236)	(94,733)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts	(9)	-	-
Proceeds from related party debt	10		64,760
Proceeds from debt	17,523	200	50,870
Repayments of related party debt	-	-	(8,750)
Repayments of debt	-	-	(30,147)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	17,524	200	94,733

Net Increase (Decrease) in cash and cash equivalents	-	(36)	-

Cash and cash equivalents at beginning of period	-	135	-

Cash and cash equivalents at end of period	$-	$99	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Forgiveness of accounts payable and accrued liabilities	$-	$-	$2,700
Forgiveness of debt	$10	$-	$59,832

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

The comparative financial statements herein include the fiscal year ended September 30, 2013, and the period from September 9, 2010 (inception) through December 31, 2013, and the unaudited three months ended December 31, 2013.

Unaudited Interim Financial Information
The accompanying balance sheet as of December 31, 2013, statement of operations for the three months ended December 31, 2013, statement of stockholders’ equity (deficit) for the three months ended December 31, 2013 and statements of cash flows for the three months ended December 31, 2013, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at December 31, 2013, its results of operations for the three months ended December 31, 2013 and its cash flows for the three months ended December 31, 2013. The results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $95,581 and $95,216 at December 31, 2013 and September 30, 2013, respectively, has no revenues, and working capital (deficit) of ($15,049) and ($14,694) at December 31, 2013 and September 30, 2013, respectively, and cash on hand of $0 as of December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $0 at December 31, 2013 and September 30, 2013, respectively.

During the three month ended December 31, 2013, Mr Montrone advanced the Company $10.  On October 13, 2013 Mr. Montrone forgave and released the Company of this debt.  Amount forgiven was recorded as additional paid in capital.

During the year ended September 30, 2013 Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone also paid certain payables in the amount of $400 on behalf of the Company.  On August 19, 2013, Ralph Montrone released the Company of notes payable in the amount of $21,693, accrued interest in the amount of $3,822, advances in the amount $2,700 and payments made on behalf of the Company in the amount of $34,307.  Amount forgiven was recorded as additional paid in capital.

Note 4 – Notes Payable

Ralph Montrone Notes

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $0 at December 31, 2013 and September 30, 2013, respectively.

During the year ended September 30, 2013 Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone also paid certain payables in the amount of $400 on behalf of the Company.  On August 19, 2013, Ralph Montrone released the Company of notes payable in the amount of $21,693, accrued interest in the amount of $3,822, advances in the amount $2,700 and payments made on behalf of the Company in the amount of $34,307.  See note above.

The Company recorded interest expense in the amount of $0 and $1,583 related to these notes payable for the three months ended December 31, 2013 and 2012, respectively.

BK Consulting Notes

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. During the three months ended December 31, 2013 and 2012, the Company received proceeds of $0 and $200 from BK Consulting, to fund operations. The principal balances due were $0 and $0 at December 31, 2013 and September 30, 2013, respectively. The Company recorded interest expense in the amount of $0 and $347 related to these notes payable for the three months ended December 31, 2013 and 2012, respectively.

During the year ended September 30, 2013 Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone forgave and released the Company from any further obligation related to these notes. The Amount forgiven was recorded as additional paid in capital.  See note above.

On October 25, 2012, the Company received an unsecured loan of $200, due on demand, bearing interest at 8%, from BK Consulting, to fund operations.

Highline Research Advisors LLC Notes

During the three months ended December 31, 2013 the Company received loans in the amount of $17,523 from Highline Research Advisors LLC, a third party, for operations at a 5% interest rate, due on demand. The principal balances due were $20,723 and $3,200 as of December 31, 2013 and September 30, 2013, respectively. In addition, accrued interest of $78 and $11 existed at December 31, 2013 and September 30, 2013, respectively.

The Company recorded interest expense in the amount of $67 and $0 related to these notes payable for the three months ended December 31, 2013 and 2012, respectively.

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

On October 13, 2013, Ralph Montrone released the Company of advances due to him in the amount of $10.  Amount forgiven was recorded as additional paid in capital.

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

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next three months, and we will need to obtain additional financing to operate our business for the next three months. Our “burn rate” is approximately $122 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Revenue

The Company had no revenues during the three months ending December 31, 2013 and December 31, 2012

Operating Expenses

Total operating expenses were $298 for the three months ended December 31, 2013 compared to $636 for the three months ended December 31, 2012, a decrease of $338.  The decrease in operating expense for the three months ended December 31, 2013 compared to December 31, 2012 was due primarily to general and administrative expenses.

Interest Expense

Total interest expense was $67 for the three months ended December 31, 2013 compared to $784 for the three months ended December 31, 2012, a decrease of $717.

Net loss

For the reasons above, our net loss for the three months ended December 31, 2013 was $365 compared to $1,420 for the three months ended December 31, 2012, a decrease of $1,055 or approximately 74%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at December 31, 2013:

December 31, 2013
Total Assets	$5,950

Accumulated (Deficit)	$(95,581)

Stockholders’ Equity (Deficit)	$(15,049)

Working Capital (Deficit)	$(15,049)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of ($95,581). Our cash and cash equivalent balances were $0 at December 31, 2013. On December 31, 2013 we had negative working capital of $15,049 and total current liabilities were $20,999.

Net cash used in operating activities totaled $17,524 for the three months ended December 31, 2013 and $94,733 for the period from Inception (September 9, 2010) through December 31, 2013. Operating expenses were $298 for the three months ended December 31, 2013 and $89,171 for the period from Inception (September 9, 2010) through December 31, 2013, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $17,524 for the three months ended December 31, 2013 and $94,733 for the period from Inception (September 9, 2010) through December 31, 2013.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to December 31, 2013 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and former CEO, Ralph Montrone on September 9, 2010.

Since inception we have received short term loans totaling $21,693 (net of repayments of $8,750) from Ralph Montrone, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

Since inception the Company has received short term loans totaling $30,147 from BK Consulting, in exchange for an unsecured promissory notes carrying 8% interest, due on demand.

During the year ended September 30, 2013, the Company received advances in the amount of $34,307 from Ralph Montrone. These advances were payments made by Mr. Montrone on behalf of the Company for the repayment of debt in the amount of $30,147, interest in the amount of $2,510 and accounts payable and accrued expenses in the amount of $1,650.

Since inception the Company has received short term loans totaling $20,723 from Highline Research Group, in exchange for unsecured promissory notes carrying 5% interest, due on demand.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from TOCNC Tags, sale of shares of our common stock, third party financing, and/or traditional bank financing. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

TRAIL ONE, INC.

Date: February 19, 2014	By:	/s/ Mohammad Omar Rahman
Mohammad Omar Rahman
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)