Form 10-Q
period 2014-03-31
Trail One, Inc.
filed 2014-05-15
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of May 15, 2014.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
Current assets

Cash and cash equivalents	$-	$-
Total current assets	$-	-

Total assets	$-	-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$-	$9
Accounts payable	495	11,474
Notes payable	24,207	3,200
Accrued interest	352	11
Total current liabilities	25,054	14,694

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and September 30, 2013	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of March 31, 2014 and September 30, 2013	18,000	18,000
Additional paid in capital	62,532	62,522
Deficit accumulated during the development stage	(105,586)	(95,216)
Total (deficiency in) stockholders' equity	(25,054)	(14,694)

Total liabilities and (deficiency in) stockholders' equity	$-	$-

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					September 9,
	For the Three	For the Three	For the Six	For the Six	2010
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	335	686	633	1,322	19,772
Professional Fees	9,396	8,650	9,396	8,650	79,130

Total operating expenses	9,731	9,336	10,029	9,972	98,902

Net Operating Loss	(9,731)	(9,336)	(10,029)	(9,972)	(98,902)

Other income (expense):
Interest expense	(274)	(893)	(341)	(1,677)	(6,684)

Loss before provision for income taxes	(10,005)	(10,229)	(10,370)	(11,649)	(105,586)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(10,005)	$(10,229)	$(10,370)	$(11,649)	$(105,586)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (September 9, 2010) to March 31, 2014

						Deficit
						Accumulated	Total
					Additional	During	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net loss from September 9, 2010 (inception) to September 30, 2010	-	-	-	-	-	(15,500)	(15,500)
Balance, September 30, 2010	-	$-	18,000,000	$18,000	$-	$(15,500)	$2,500
Net loss for the twelve months ended September 30, 2011	-	-	-	-	-	(26,341)	(26,341)
Balance, September 30, 2011	-	-	18,000,000	18,000	-	(41,841)	(23,841)
Net loss for year ended September 30, 2012	-	-	-	-	-	(22,006)	(22,006)
Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)
Forgiveness of debt	-	-	-	-	59,822	-	59,822
Forgiveness of accounts payable and accrued expenses	-	-	-	-	2,700	-	2,700
Net loss for year ended September 30, 2013	-	-	-	-	-	(31,369)	(31,369)
Balance, September 30, 2013	-	-	18,000,000	18,000	62,522	(95,216)	(14,694)
Forgiveness of debt	-	-	-	-	10	-	10
Net loss for six months ended March 31, 2014	-	-	-	-	-	(10,370)	(10,370)
Balance, March 31, 2014	-	-	18,000,000	18,000	62,532	(105,586)	(25,054)

See notes to financial statements.

Trail One, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			September 9,
	For the Six	For the Six	2010
	Months Ended	Months Ended	(inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,370)	$(11,649)	$(105,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Prepaid expenses	-	-	$-
Accounts payable	(10,979)	-	$495
Accrued expenses	-	-	2,700
Accrued interest, related party	-	865	2,287
Accrued interest	341	812	1,887

Net cash provided by (used in) operating activities	(21,008)	(9,972)	(98,217)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(9)	-	-
Proceeds from related party debt	10	9,900	64,760
Proceeds from debt	21,007	-	54,354
Repayments of related party debt	-	-	(8,750)
Repayments of debt	-	-	(30,147)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	21,008	9,900	98,217

Net increase (decrease) in cash and cash equivalents	-	(72)	-

Cash and cash equivalents at beginning of period	-	135	-

Cash and cash equivalents at end of period	$-	$63	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Forgiveness of accounts payable and accrued liabilities	$-	$-	$2,700
Forgiveness of debt	$10	$-	$59,832

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

The comparative financial statements herein include the fiscal year ended September 30, 2013, and the period from September 9, 2010 (inception) through March 31, 2014, and the unaudited three and six months ended March 31, 2014.

Unaudited Interim Financial Information
The accompanying balance sheet as of March 31, 2014, statement of operations for the three and six months ended March 31, 2014, statement of stockholders’ equity (deficit) for the six months ended March 31, 2014 and statements of cash flows for the six months ended March 31, 2014, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014, its results of operations for the three and six months ended March 31, 2014 and its cash flows for the six months ended March 31, 2014. The results for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

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

Recent Accounting Pronouncements
In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage, has incurred continuous losses from operations, an accumulated deficit of $105,586 and $95,216 at March 31, 2014 and September 30, 2013, respectively, has no revenues, and working capital (deficit) of ($25,054) and ($14,694) at March 31, 2014 and September 30, 2013, respectively, and cash on hand of $0 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $0 at March 31, 2014 and September 30, 2013, respectively.

During the six months ended March 31, 2014, Mr. Montrone advanced the Company $10.  On October 13, 2013 Mr. Montrone forgave and released the Company of this debt.  Amount forgiven was recorded as additional paid in capital.
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

Note 4 – Notes Payable

Ralph Montrone Notes

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $0 at March 31, 2014 and September 30, 2013, respectively.

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

The Company recorded interest expense in the amount of $0 and $428 and $0 and $865 related to these notes payable for the three and six months ended March 31, 2014 and 2013, respectively.

BK Consulting Notes

From time to time the Company has received loans from a third party for operations at an 8% interest rate, due on demand. During the six months ended March 31, 2014 and 2013, the Company received proceeds of $0 and $200 from BK Consulting, to fund operations. The principal balances due were $0 and $0 at March 31, 2014 and September 30, 2013, respectively. The Company recorded interest expense in the amount of $0 and $465 and $0 and $812 related to these notes payable for the three and six months ended March 31, 2014 and 2013, respectively.

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

Highline Research Advisors LLC Notes

During the six months ended March 31, 2014 the Company received loans in the amount of $24,207 from Highline Research Advisors LLC, a third party, for operations at a 5% interest rate, due on demand. The principal balances due were $24,207 and $3,200 as of March 31, 2014 and September 30, 2013, respectively. In addition, accrued interest of $352 and $11 existed at March 31, 2014 and September 30, 2013, respectively.

The Company recorded interest expense in the amount of $274 and $0 and $341 and $0 related to these notes payable for the three and six months ended March 31, 2014 and 2012, respectively.

Note 5 – Stockholder’s Equity

Shares Authorized
On September 9, 2010, the founder of the Company established 90,000,000 authorized shares of $0.001 par value common stock. Additionally, the Company founder established 10,000,000 authorized shares of $0.001 par value preferred stock.

Shares Issued
On September 13, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 to Ralph Montrone in exchange for proceeds of $18,000.

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

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next three months, and we will need to obtain additional financing to operate our business for the next three months. Our “burn rate” is approximately $3,335 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenue

The Company had no revenues during the three months ending March 31, 2014 and March 31, 2013

Operating Expenses

Total operating expenses were $9,731 for the three months ended March 31, 2014 compared to $9,336 for the three months ended March 31, 2013, an increase of $395.  The increase in operating expense for the three months ended March 31, 2014 compared to March 31, 2013 was due primarily to professional fee expenses.

Interest Expense

Total interest expense was $274 for the three months ended March 31, 2014 compared to $893 for the three months ended March 31, 2013, a decrease of $619.

Net loss

For the reasons above, our net loss for the three months ended March 31, 2014 was $10,005 compared to $10,229 for the three months ended March 31, 2013, a decrease of $224 or approximately 2%.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

Revenue

The Company had no revenues during the six months ending March 31, 2014 and March 31, 2013

Operating Expenses

Total operating expenses were $10,029 for the six months ended March 31, 2014 compared to $9,972 for the six months ended March 31, 2013, an increase of $57.  The decrease in operating expense for the six months ended March 31, 2014 compared to March 31, 2013 was due primarily to a decrease of $689 in general and administrative cost and an increase of $746 in professional fees.

Interest Expense

Total interest expense was $341 for the six months ended March 31, 2014 compared to $1,677 for the six months ended March 31, 2013, a decrease of $1,336.

Net loss

For the reasons above, our net loss for the six months ended March 31, 2014 was $10,370 compared to $11,649 for the six months ended March 31, 2013, a decrease of $1,279 or approximately 12%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at March 31, 2014:

March 31, 2014
Total Assets	$0

Accumulated (Deficit)	$(105,586)

Stockholders’ Equity (Deficit)	$(25,054)

Working Capital (Deficit)	$(25,054)

Since our inception on September 9, 2010, we have incurred an accumulated deficit of $105,586. Our cash and cash equivalent balances were $0 at March 31, 2014. On March 31, 2014 we had negative working capital of $25,054 and total current liabilities were $25,054.

Net cash used in operating activities totaled $21,008 for the six months ended March 31, 2014 and $98,217 for the period from Inception (September 9, 2010) through March 31, 2014. Operating expenses were $10,029 for the six months ended March 31, 2014 and $98,902 for the period from Inception (September 9, 2010) through March 31, 2014, and primarily consisted of costs of incorporation, professional fees, and general and administrative expenses incurred as we formed our entity and prepared our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $21,008 for the six months ended March 31, 2014 and $98,217 for the period from Inception (September 9, 2010) through March 31, 2014.

Eighteen Million (18,000,000) common shares were issued with a value of $0.001.  Cash provided by financing activities relating to the issuance of shares of common stock during the period of September 9, 2010 (date of inception) to March 31, 2014 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued to our founder and former CEO, Ralph Montrone on September 9, 2010.

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

During the six months ended March 31, 2014, Mr. Montrone advanced the Company $10.  On October 13, 2013 Mr. Montrone forgave and released the Company of this debt.  Amount forgiven was recorded as additional paid in capital.

Since inception the Company has received short term loans totaling $24,207 from Highline Research Group, in exchange for unsecured promissory notes carrying 5% interest, due on demand.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

TRAIL ONE, INC.

Date: May 15, 2014	By:	/s/ Mohammad Omar Rahman
Mohammad Omar Rahman
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)