Form 10-Q
period 2014-06-30
Trail One, Inc.
filed 2014-08-14
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of August 13, 2014.

TRAIL ONE, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Trail One, Inc.
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$-	$9
Accounts payable	1,481	11,474
Notes payable	29,196	3,200
Accrued interest	674	11
Total current liabilities	31,351	14,694

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and September 30, 2013	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding as of June 30, 2014 and September 30, 2013	18,000	18,000
Additional paid in capital	62,532	62,522
Retained earnings (accumulated deficit)	(111,883)	(95,216)
Total (deficiency in) stockholders' equity	(31,351)	(14,694)

Total liabilities and (deficiency in) stockholders' equity	$-	$-

See notes to financial statements.

Trail One, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,615	236	3,248	1,558
Professional Fees	3,360	3,200	12,756	11,850

Total operating expenses	5,975	3,436	16,004	13,408

Net Operating Loss	(5,975)	(3,436)	(16,004)	(13,408)

Other income (expense):
Interest expense	(322)	(996)	(663)	(2,673)

Loss before provision for income taxes	(6,297)	(4,432)	(16,667)	(16,081)

Provision for income taxes	-	-	-	-

Net income (loss)	$(6,297)	$(4,432)	$(16,667)	$(16,081)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	18,000,000	18,000,000	18,000,000	18,000,000

Weighted average shares outstanding - diluted	18,000,000	18,000,000	18,000,000	18,000,000

See notes to financial statements.

Trail One, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 (Unaudited)

						Deficit
						Accumulated	Total
					Additional	During	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, September 30, 2012	-	-	18,000,000	18,000	-	(63,847)	(45,847)
Forgiveness of debt	-	-	-	-	59,822	-	59,822
Forgiveness of accounts payable and accrued expenses	-	-	-	-	2,700	-	2,700
Net loss for year ended September 30, 2013	-	-	-	-	-	(31,369)	(31,369)
Balance, September 30, 2013	-	-	18,000,000	18,000	62,522	(95,216)	(14,694)
Forgiveness of debt	-	-	-	-	10	-	10
Net loss for nine months ended June 30, 2014	-	-	-	-	-	(16,667)	(16,667)
Balance, June 30, 2014	-	-	18,000,000	18,000	62,532	(111,883)	(31,351)

See notes to financial statements.

Trail One, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,667)	$(16,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities
Accounts payable	(9,993)	400
Accrued expenses	-	(200)
Accrued interest	663	2,673
Net cash provided by (used in) operating activities	(25,997)	(13,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(9)	-
Proceeds from related party debt	10	-
Proceeds from non-related party debt	25,996	13,100
Net cash provided by (used in) financing activities	25,997	13,100

Net increase (decrease) in cash and cash equivalents	-	(108)
Cash and cash equivalents at beginning of period	-	135
Cash and cash equivalents at end of period	$-	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Forgiveness of debt	$10	$-
Reclassification of related party debt and interest to non-related party debt and interest	$-	$23,980

See notes to financial statements.

Trail One, Inc.
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

To date, the Company, has not generated any sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  In addition, the Company will require additional financing to fund future operations. The Company requires additional capital to complete the development and commercialization of TOCNC Tags.  Management is currently seeking additional sources of equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

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

Unaudited Interim Financial Information
The accompanying balance sheet as of June 30, 2014, statement of operations for the three and nine months ended June 30, 2014, statement of stockholders’ equity (deficit) for the nine months ended June 30, 2014 and statements of cash flows for the nine months ended June 30, 2014, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014, its results of operations for the three and nine months ended June 30, 2014 and its cash flows for the nine months ended June 30, 2014. The results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

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

Recent Accounting Pronouncements
In June 2014, FASB issued and the Company adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codificatio®. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.  For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

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

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, an accumulated deficit of $111,883 and $95,216 at June 30, 2014 and September 30, 2013, respectively, has no revenues, and working capital (deficit) of ($31,351) and ($14,694) at June 30, 2014 and September 30, 2013, respectively, and cash on hand of $0 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

From time to time the Company’s founder and former CEO, Ralph Montrone advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $0 at June 30, 2014 and September 30, 2013, respectively.

During the nine months ended June 30, 2014, Mr. Montrone advanced the Company $10.  On October 13, 2013 Mr. Montrone forgave and released the Company of this debt.  Amount forgiven was recorded as additional paid in capital on the Company’s financial statements.

On August 19, 2013, Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone also paid certain payables in the amount of $400 on behalf of the Company.  Also on August 19, 2013, Ralph Montrone released the Company of notes payable in the amount of $21,693, accrued interest in the amount of $3,822, advances in the amount $2,700 and payments made on behalf of the Company in the amount of $34,307.  Amount forgiven was recorded as additional paid in capital on the Company’s financial statements.

Note 4 – Notes Payable

Ralph Montrone Notes

From time to time the Company’s founder and former CEO, Ralph Montrone (“Montrone Notes”) advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $0 and $0 at June 30, 2014 and September 30, 2013, respectively.

The Company recorded interest expense in the amount of $0 and $433 and $0 and $1,298 on the Montrone Notes for the three and nine months ended June 30, 2014 and 2013, respectively.

On August 19, 2013, Ralph Montrone released the Company of notes payable in the amount of $21,693, accrued interest in the amount of $3,822, advances in the amount $2,700 and payments made on behalf of the Company in the amount of $34,307.  Amount forgiven was recorded as additional paid in capital on the Company’s financial statements.  See footnote above.

BK Consulting Notes

From time to time the Company has received loans from BK Consulting (“BK Notes”), a third party, for operations at an 8% interest rate, due on demand. During the nine months ended June 30, 2014 and 2013, the Company received aggregate proceeds of $0 and $13,100 from BK Consulting, to fund operations. The principal balances due were $0 and $0 at June 30, 2014 and September 30, 2013, respectively.

The Company recorded interest expense in the amount of $0 and $563 and $0 and $1,375 on the BK Notes for the three and nine months ended June 30, 2014 and 2013, respectively.

On August 19, 2013, Mr. Montrone paid BK Consulting $33,907 on behalf of the Company.  This amount consisted of $30,147 for the repayment of notes payable, $2,510 for accrued interest and $1,250 for accrued legal fees.  Mr. Montrone forgave and released the Company from any further obligation related to these notes. The Amount forgiven was recorded as additional paid in capital on the Company’s financial statements.  See footnote above.

Highline Research Advisors LLC Notes

During the nine months ended June 30, 2014 the Company received loans in the aggregate amount of $25,996 from Highline Research Advisors LLC (“Highline Notes”), a third party, for operations at a 5% interest rate, due on demand. The principal balances due were $29,196 and $3,200 as of June 30, 2014 and September 30, 2013, respectively. In addition, accrued interest of $674 and $11 existed at June 30, 2014 and September 30, 2013, respectively.

The Company recorded interest expense in the amount of $322 and $0 and $663 and $0 on the Highline Notes for the three and nine months ended June 30, 2014 and 2013, respectively.

Note 5 – Stockholder’s Equity

Common Stock
As of June 30, 2014 the Company is authorized to issue 90,000,000 shares of $0.001 par value common stock. As of June 30, 2014 and September 30, 2013 there were 18,000,000 shares of common stock issued and outstanding.

Preferred Stock

As of June 30, 2014 the Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock.  As of June 30, 2014 and September 30, 2013 there were no shares of preferred stock issued or outstanding.

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

On August 19, 2013, Ralph Montrone released the Company of notes payable and advances due to him in the amount of $62,522.  Amount forgiven was recorded as additional paid in capital on the Company’s financial statements.

On October 13, 2013, Ralph Montrone released the Company of advances due to him in the amount of $10.  Amount forgiven was recorded as additional paid in capital on the Company’s financial statements.

Note 6 – Subsequent Events

On July 23, 2014, the Company received an unsecured loan in the amount of $1,481, due on demand, bearing interest at 5%, from Highline Research Advisors, to fund operations.

The Company is not aware of any additional subsequent events to disclose through the date of this filing.

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

The Company may market Trail One through a combination of direct sales, referrals and networking within the industry. To date the Company has not generated any sales and has a limited operating history.

To date, the Company, has not generated any sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  In addition, the Company will require additional financing to fund future operations. The Company requires additional capital to complete the development and commercialization of its license plate tags.  Management is currently seeking additional sources of equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next three months, and we will need to obtain additional financing to operate our business for the next three months. Our “burn rate” is approximately $2,099 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through equity security sales, debt instruments, and private financing to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenue

The Company had no revenues during the three months ending June 30, 2014 and June 30, 2013.

Operating Expenses

Total operating expenses were $5,975 for the three months ended June 30, 2014 compared to $3,436 for the three months ended June 30, 2013, an increase of $2,539.  The increase in operating expense for the three months ended June 30, 2014 compared to June 30, 2013 was due primarily to increases in our general and administrative expenses.

Interest Expense

Total interest expense was $322 for the three months ended June 30, 2014 compared to $996 for the three months ended June 30, 2013, a decrease of $674.

Net loss

For the reasons above, our net loss for the three months ended June 30, 2014 was $6,297 compared to $4,432 for the three months ended June 30, 2013, an increase of $1,865 or approximately 42%.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Revenue

The Company had no revenues during the nine months ending June 30, 2014 and June 30, 2013.

Operating Expenses

Total operating expenses were $16,004 for the nine months ended June 30, 2014 compared to $13,408 for the nine months ended June 30, 2013, an increase of $2,596.  The increase in operating expense for the nine months ended June 30, 2014 compared to June 30, 2013 was due primarily to an increase of $1,690 in general and administrative costs and an increase of $906 in professional fees.

Interest Expense

Total interest expense was $663 for the nine months ended June 30, 2014 compared to $2,673 for the nine months ended June 30, 2013, a decrease of $2,010.

Net loss

For the reasons above, our net loss for the nine months ended June 30, 2014 was $16,667 compared to $16,081 for the nine months ended June 30, 2013, an increase of $586 or approximately 4%.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity (deficit) and working capital at June 30, 2014:

June 30, 2014
Total Assets	$0

Accumulated (Deficit)	$(111,883)

Stockholders’ Equity (Deficit)	$(31,351)

Working Capital (Deficit)	$(31,351)

Since our inception, we have incurred an accumulated deficit of $111,883. Our cash and cash equivalent balances were $0 at June 30, 2014. As of June 30, 2014 we had negative working capital of $31,351 and total current liabilities were $31,351.

Net cash used in operating activities totaled $25,997 for the nine months ended June 30, 2014.  Operating expenses were $16,004 for the nine months ended June 30, 2014, and primarily consisted general and administrative expenses and professional fees incurred in preparing our filings for the Securities and Exchange Commission (“SEC”).

Financing Activities

Net cash provided by financing activities totaled $25,997 for the nine months ended June 30, 2014.

During the nine months ended June 30, 2014 Mr. Montrone advanced the Company $10.  On October 13, 2013 Mr. Montrone forgave and released the Company of this debt.  Amount forgiven was recorded as additional paid in capital.

During the nine months ended June 30, 2014, the Company has received short term loans totaling $25,996 from Highline Research Group, in exchange for unsecured promissory notes carrying 5% interest, due on demand.

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

Recently Issued Accounting Pronouncements

In June 2014, FASB issued and the Company adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codificatio®. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.  For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

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

TRAIL ONE, INC.

Date: August 14, 2014	By:	/s/ Mohammad Omar Rahman
Mohammad Omar Rahman
President, Chief Executive Officer, Chief Financial Officer Director
(Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)