Form 10-Q
period 2014-12-31
Citius Pharmaceuticals, Inc.
filed 2015-02-17
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-170781

Citius Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3425913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

63 Great Road, Maynard, MA 01754

 (Address of principal executive offices and zip code)

(978) 938-0338

(Registrant’s telephone number, including area code)

____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Explanatory Note: Citius Pharmaceuticals, Inc. is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and files reports with the Securities and Exchange Commission on a voluntary basis. Citius Pharmaceuticals, Inc. has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2015, there were 31,080,840 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2014

 EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiary, Citius Pharmaceuticals, LLC, taken as a whole.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

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

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$817,237	$1,552,060

Other Assets:
Trademarks	5,401	5,401

Total Assets	$822,638	$1,557,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$199,076	$106,169
Accrued expenses	520	60,317
Accrued interest	—	25,833
Promissory notes	—	600,000
Derivative warrant liability	1,390,454	1,450,943
Due to related party	56,134	56,134
Total Current Liabilities	1,646,184	2,299,396

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 90,000,000 shares authorized; 31,080,840 and 30,025,286 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	31,081	30,025
Additional paid-in capital	6,107,362	5,366,321
Accumulated deficit	(6,961,989)	(6,138,281)
Total Stockholders’ Deficit	(823,546)	(741,935)

Total Liabilities and Stockholders’ Deficit	$822,638	$1,557,461

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2014	2013

Revenues	$—	$—

Operating Expenses
Research and development	477,123	437,397
General and administrative	293,018	61,796
Stock-based compensation – general and administrative	108,764	—
Total Operating Expenses	878,905	499,193

Operating Loss	(878,905)	(499,193)

Other Income (Expense), Net
Interest income	2,208	—
Gain on revaluation of derivative warrant liability	60,489	—
Interest expense	(7,500)	(35,221)
Total Other Income (Expense), Net	55,197	(35,221)

Loss before Income Taxes	(823,708)	(534,414)
Income tax benefit	—	—

Net Loss	$(823,708)	$(534,414)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding
Basic and diluted	30,036,759	17,757,333

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

(Unaudited)

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 1, 2014	$—	30,025,286	$30,025	$5,366,321	$(6,138,281)	$(741,935)
Conversion of promissory notes and accrued interest into common stock	—	1,055,554	1,056	632,277	—	633,333
Stock-based compensation	—	—	—	108,764	—	108,764
Net loss	—	—	—	—	(823,708)	(823,708)

Balance, December 31, 2014	$—	31,080,840	$31,081	$6,107,362	$(6,961,989)	$(823,546)

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities:
Net loss	$(823,708)	$(534,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	—	10,500
Gain on revaluation of derivative warrant liability	(60,489)	—
Stock-based compensation expense	108,764	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	(9,174)
Accounts payable	92,907	(17,249)
Accrued expenses	(59,797)	3,033
Accrued interest	7,500	24,721
Due to related party	—	701
Net Cash Used In Operating Activities	(734,823)	(521,882)

Cash Flows From Financing Activities:
Proceeds from promissory notes	—	600,000
Deferred offering costs	—	(25,000)
Net Cash Provided By Financing Activities	—	575,000

Net Change in Cash and Cash Equivalents	(734,823)	53,118
Cash and Cash Equivalents - Beginning of Period	1,552,060	1,272

Cash and Cash Equivalents - End of Period	$817,237	$54,390

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—
Income taxes paid	$—	$—
Conversion of promissory notes and accrued interest into common stock	$633,333	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a pharmaceutical company headquartered in Maynard, Massachusetts focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”), with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius (see “Reverse Acquisition” below).

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

Reverse Acquisition

On September 12, 2014, Citius completed a reverse acquisition transaction with Citius Pharmaceuticals, LLC, which became a wholly-owned subsidiary of Citius. As part of the reverse acquisition, the former members of Citius Pharmaceuticals, LLC received 21,625,219 shares of the Company’s common stock in exchange for their interest in Citius Pharmaceuticals, LLC and, immediately after the transaction, owned 72% of the outstanding common stock. Immediately prior to the transaction, Citius had 5,000,000 shares of common stock outstanding. In connection with the Exchange Agreement, the Company completed the first closing of a Private Offering. Following the acquisition, Citius Pharmaceuticals, LLC began operating as a wholly-owned subsidiary of Citius Pharmaceuticals, Inc.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, LLC (the accounting acquirer). The accompanying consolidated financial statements also include the operations of Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.) since the date of the reverse acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

All share and per share amounts presented in these consolidated financial statements reflect the one-for-one exchange ratio of Citius Pharmaceuticals, LLC member interests to common shares in the reverse acquisition.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2014 filed with the Securities and Exchange Commission.

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

Use of Estimates — Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include stock-based compensation, valuation of warrants, and income taxes. Actual results could differ from those estimates.

Net Income (Loss) per Common Share — Basic net income (loss) per share of common stock has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the diluting effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $734,823, $183,164 and $1,095,266 for three months ended December 31, 2014, the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. At December 31, 2014, the Company had a working capital deficit of $828,947 and a stockholders’ deficit of $823,546. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At December 31, 2014, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined (“Alpex Revenue”). No milestone, royalty or other payments have been earned or received by the Company through December 31, 2014.

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

The Company has not been reimbursed for any development costs nor has it earned any royalty payments through December 31, 2014.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

4. NOTES PAYABLE

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

Promissory Notes

In November 2013, the Company issued two promissory notes (the “Promissory Notes”) to two existing investors in aggregate total principal amount of $600,000. The Promissory Notes accrue interest at 5.00% per annum and are due at the earliest of (1) December 19, 2014, (2) the occurrence of an event of default as defined in the Promissory Notes, (3) an initial installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $6,500,000 in aggregate proceeds under any financing transaction, (4) a second installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $8,500,000 in aggregate proceeds under any financing transaction, and (5) a third installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $10,000,000 in aggregate proceeds under any financing transaction. At September 30, 2014, the Promissory Notes had an outstanding aggregate principal balance of $600,000.

On December 31, 2014, the note holders requested conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

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

Interest Expense

During 2013, the Company incurred $42,000 of debt issuance costs related to the Subordinated Note which was amortized over the term of the underlying debt. Amortization of debt issuance costs recorded as interest expense for the three months ended December 31, 2014 and 2013 amounted to $0 and $10,500, respectively.

Interest expense on the notes for the three months ended December 31, 2014 and 2013, including non-cash interest related to debt issuance costs, was $7,500 and $35,221, respectively.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At December 31, 2014 and September 30, 2014, the Company had outstanding warrants to purchase 5,080,080 shares of its common stock that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share prior to September 12, 2015 (see Note 6).

The Company performs valuations of the warrants using the Black-Scholes option pricing model. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves management’s judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at December 31, 2014 was 53%. We used a risk-free interest rate of 1.65%, an estimated life of 4.70 years, which is the remaining contractual life of the warrants and no dividends to our common stock.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Derivative warrant liability, beginning of period	$1,450,943	$—
Total realized/unrealized gains included in net loss (1)	(60,489)	—
Derivative warrant liability, end of period	$1,390,454	$—

 __________________

(1) Included in gain or loss on revaluation of derivative warrant liability in the Condensed Consolidated Statement of Operations.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

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

The Placement Agent was paid a commission of ten percent (10%) and a non-accountable expense allowance of three percent (3%) of the funds raised in the Private Offering. As a result of the foregoing arrangement, the Placement Agent was paid commissions and expenses of $265,206. In addition, the Company issued to the Placement Agent and their designees five-year warrants (the “Placement Agent Unit Warrants”) to purchase 680,013 Units at an exercise price of $0.60 per Unit. The Placement Agent Unit Warrants are exercisable on a cash or cashless basis with respect to purchase of the Units, and will be exercisable only for cash with respect to warrants received as part of the Units. The exercise price of the warrants underlying the Placement Agent Unit Warrants is subject to weighted-average adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions.

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

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2014, there were options to purchase an aggregate of 3,300,000 shares of common stock outstanding under the 2014 Plan and 9,700,000 shares available for future grants.

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

A summary of option activity under the 2014 Plan as of December 31, 2014 and the changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2014	3,300,000	$0.45
Granted
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2014	3,300,000	$0.45	9.71 years	$495,000
Exercisable at December 31, 2014	1,300,000	$0.45	9.71 years	$195,000

On September 12, 2014, the Board of Directors granted stock options to purchase 3,300,000 shares of common stock at an exercise price of $0.45 per share. The weighted average grant-date fair value of the options granted was estimated at $0.34 per share. These options vest over three years and have a term of 10 years.

Stock-based compensation expense for the three months ended December 31, 2014 and 2013 was $108,764 and $0, respectively.

At December 31, 2014, unrecognized total compensation cost related to unvested awards of $553,728 is expected to be recognized over a weighted average period of 1.62 years.

Warrants

The Company has reserved 5,760,093 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2014:

	Exercise price	Number		Expiration Date
Investor Warrants	$0.60	3,400,067	(1)	September 12, 2019
Placement Agent Unit Warrants	$0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	$0.60	680,013	(1)	September 12, 2019
Placement Agent Share Warrants	$0.60	1,000,000	(1)	September 12, 2019
		5,760,093

 __________________

(1) Fair value of these warrants are included in the derivative warrant liability

The weighted average remaining life of the warrants is 4.70 years. At December 31, 2014, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

7. RELATED PARTY TRANSACTIONS

The Company’s headquarters is located in the office space of a company affiliated through common ownership. The Company has not recorded any revenue or expense related to the use of the office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of December 31, 2014 and September 30, 2014, the Company owed $56,134 to the company affiliated through common ownership for the expenses the related party paid on the Company’s behalf.

Our Chief Executive Officer is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products (see Note 3).

8. EMPLOYMENT AND CONSULTING AGREEMENTS

Employment Agreement

The Company entered into a three year employment agreement with its new Chief Executive Officer effective September 12, 2014. Upon expiration, the agreement automatically renews for successive periods of one-year. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement. Under the agreement, the Chief Executive Officer was granted options to purchase 3,300,000 shares of common stock.

Consulting Agreements

Effective September 1, 2012, the Company entered into three consulting agreements. Two of the agreements are for financial consulting services including accounting, preparation of financial statements and filings with the SEC. The third agreement is for financing activities, product development strategies and corporate development. The agreements may be terminated by the Company or the consultant with 90 days written notice. Consulting expense under the agreements for the three months ended December 31, 2014 was $87,000, including $12,000 paid to a consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2014 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in the Annual Report on Form 10-K for the period from January 1, 2014 to September 30, 2014 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a pharmaceutical company focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC’s inception through December 31, 2014, were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

Through December 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. The Company has not yet realized any revenues from its planned principal operations.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition was accounted for as a “Reverse Acquisition” whereby Citius Pharmaceuticals, LLC was deemed to be the accounting acquirer. The historical financial statements of Citius Pharmaceuticals, LLC are presented as our historical financial statements. The historical fiscal year end of Citius Pharmaceuticals, LLC was December 31. In connection with the Reverse Acquisition, we adopted the fiscal year end of Citius Pharmaceuticals, Inc. thereby changing our fiscal year end from December 31 to September 30. The following analysis of our results of operations reflects the accounting treatment required as a result of the Reverse Acquisition.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined (“Alpex Revenue”). No milestone, royalty or other payments have been earned or received by the Company through December 31, 2014.

Prenzamax, LLC

On November 15, 2011, the Company entered into an exclusive license agreement (the “Sublicense Agreement”) with Prenzamax, LLC (“Prenzamax”), in which the Company granted Prenzamax and its affiliates the exclusive right to commercialize Suprenza in the United States. Prenzamax is an affiliate of Akrimax, a related party and was formed for the specific purpose of managing the Sublicense Agreement. Under the terms of the Sublicense Agreement, Prenzamax is to pay the Company a percentage of the product’s EBITDA, as defined (“Profit Share Payments”). In addition, Prenzamax is to reimburse the Company directly for certain development costs. These payments are to commence once Prenzamax has achieved profitability, as defined in the Sublicense Agreement. Further, under the terms of the Sublicense Agreement, Prenzamax is required to share in the royalty payment due to Alpex under the Alpex Agreement. In addition, Prenzamax is entitled to a percentage of the Alpex Revenue received by the Company.

The Company has not been reimbursed for any development costs nor has it earned any royalty payments through December 31, 2014.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

RESULTS OF OPERATIONS

Three months ended December 31, 2014 compared with the three months ended December 31, 2013

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

Revenues	$-	$-

Operating expenses:
Research and development	477,123	437,397
General and administrative	293,018	61,796
Stock-based compensation	108,764	-
Total operating expenses	878,905	499,193
Operating loss	(878,905)	(499,193)
Interest income	2,208	-
Gain on revaluation of derivative warrant liability	60,489	-
Interest expense	(7,500)	(35,221)
Net loss	$(823,708)	$(534,414)

Revenues

We did not generate any revenues for the three months ended December 31, 2014 and 2013. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the partnering agreement, we were not entitled to any revenues during the three months ended December 31, 2014 and 2013.

Research and Development Expenses

For the three months ended December 31, 2014, research and development expenses were $477,123 as compared to $437,397 during the three months ended December 31, 2013. The $39,726 increase in 2014 was primarily due to $26,969 of costs incurred in the development of our product for the treatment of hemorrhoids and a $12,757 increase in costs related to Suprenza. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended December 31, 2014, general and administrative expenses were $293,018, as compared to $61,796 during the three months ended December 31, 2013. The increase of $231,222 was attributable to additional compensation costs for our new Chief Executive Officer, additional financial and accounting consulting expenses, higher insurance costs and increases in professional fees.

Stock-based Compensation Expense

For the three months ended December 31, 2014, stock-based compensation expense was $108,764 as compared to no expense for the three months ended December 31, 2013. The $108,764 expense was due to the stock options granted to our Chief Executive Officer in connection with his employment agreement.

Other Income (Expense)

Interest income earned on the net proceeds of our September 12, 2014 Private Offering was $2,208 for the three months ended December 31, 2014. There was no interest income for the three months ended December 31, 2013.

Gain on revaluation of derivative warrant liability for the three months ended December 31, 2014 was $60,489. The gain was due to the change in the fair value of the derivative warrant liability that we recognized in connection with the first closing of the Private Offering on September 12, 2014.

For the three months ended December 31, 2014, interest expense decreased by $27,721 in comparison to the three months ended December 31, 2013. Interest expense decreased due to the July 31, 2014 conversion of $2,035,000 of convertible promissory notes and accrued interest of $196,058 to equity. In addition, we incurred $42,000 in debt issuance costs in April 2013 that were amortized to interest expense over the twelve month term of the note. Amortization expense was $0 and $10,500 for the three months ended December 31, 2014 and 2013, respectively. In addition, on December 31, 2014, the outstanding $600,000 Promissory Notes and accrued interest of $33,333 were converted into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Net Loss

For the three months ended December 31, 2014, we incurred a net loss of $823,708 compared to a net loss for the three months ended December 31, 2013 of $534,414. The $289,294 increase in the net loss was primarily due to the $231,222 increase in general and administrative expenses and the stock-based compensation expense of $108,764.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $823,708 for the three months ended December 31, 2014. At December 31, 2014, Citius had a stockholders’ deficit of $823,546 and an accumulated deficit of $6,961,989. Citius’ net cash used in operations during the three months ended December 31, 2014 was $734,823.

As of December 31, 2014, Citius had a working capital deficit of $828,947. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At December 31, 2014, Citius had cash and cash equivalents of $817,237 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the years ended December 31, 2013 and 2012, the Company received proceeds of $1,175,000 and $400,000, respectively from the issuance of debt. During the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, the Company received proceeds of $1,680,834, $0 and $500,000, respectively from the issuance of equity. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

On July 31, 2014, the note holders demanded conversion of the $1,685,000 in Convertible Notes, the $350,000 Subordinated Note and the accrued interest of $196,058 into 3,667,886 membership interests of Citius. Citius and the two note holders agreed to convert the Convertible Notes and accrued interest at the 2014 Private Offering price of $0.60 per share of common stock while the Subordinated Note issued in the 2013 private placement converted at $0.65 per share. All the Citius membership interests were exchanged on a one for one basis for shares of common stock in the Reverse Acquisition.

On September 12, 2014, the Company sold 3,400,067 units (“Units”) for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040 and net proceeds of $1,630,834. Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.60, (the “Private Offering”). The exercise price of the Investor Warrants is subject to adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

On December 31, 2014, the note holders requested conversion of $600,000 in Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

We expect that we will have sufficient funds to continue our operations for the next nine months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

The Company performs valuations of the warrants issued in the Private Offering using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates. Selection of these inputs involves management’s judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at December 31, 2014 was 53%. We used a risk-free interest rate of 1.65% and an estimated life of 4.70 years, which is the remaining contractual life of the warrants.

Inflation

Our management believes that inflation has not had a material effect on our results of operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the nine months ended September 30, 2014 as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Principal Financial Officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2014. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2014, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	the Company does not have an independent board of directors or an audit committee;
2)	lack of documented policies and procedures;
3)	the financial reporting function is carried out by consultants; and
4)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2014, the note holders requested conversion of $600,000 in Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

CITIUS PHARMACEUTICALS, INC.

Date: February 17, 2015	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

