Form 10-Q
period 2015-03-31
Citius Pharmaceuticals, Inc.
filed 2015-05-13
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

___________________________________________________________________

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

As of May 8, 2015, there were 32,422,507 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$760,355	$1,552,060

Other Assets
Trademarks	5,401	5,401

Total Assets	$765,756	$1,557,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$343,442	$106,169
Accrued expenses	8,166	60,317
Accrued interest	—	25,833
Promissory notes	—	600,000
Derivative warrant liability	1,245,231	1,450,943
Due to related party	86,942	56,134
Total Current Liabilities	1,683,781	2,299,396

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized; 31,580,840 and 30,025,286 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	31,581	30,025
Additional paid-in capital	6,357,651	5,366,321
Accumulated deficit	(7,307,257)	(6,138,281)
Total Stockholders’ Deficit	(918,025)	(741,935)

Total Liabilities and Stockholders’ Deficit	$765,756	$1,557,461

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	282,238	—	759,361	437,397
General and administrative	217,911	49,829	510,929	111,625
Stock-based compensation – general and administrative	108,765	—	217,529	—
Total Operating Expenses	608,914	49,829	1,487,819	549,022

Operating Loss	(608,914)	(49,829)	(1,487,819)	(549,022)

Other Income (Expense), Net
Interest income	447	—	2,655	—
Gain on revaluation of derivative warrant liability	263,199	—	323,688	—
Interest expense	—	(40,450)	(7,500)	(75,671)
Total Other Income (Expense), Net	263,646	(40,450)	318,843	(75,671)

Loss before Income Taxes	(345,268)	(90,279)	(1,168,976)	(624,693)
Income tax benefit	—	—	—	—

Net Loss	$(345,268)	$(90,279)	$(1,168,976)	$(624,693)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and diluted	31,147,507	17,757,333	30,586,030	17,757,333

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2015

(Unaudited)

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 1, 2014	$—	30,025,286	$30,025	$5,366,321	$(6,138,281)	$(741,935)
Conversion of promissory notes and accrued interest into common stock	—	1,055,554	1,056	632,277	—	633,333
Issuance of common stock in private placement, net of costs	—	500,000	500	141,524	—	142,024
Share-based compensation	—	—	—	217,529	—	217,529
Net loss	—	—	—	—	(1,168,976)	(1,168,976)

Balance, March 31, 2015	$—	31,580,840	$31,581	$6,357,651	$(7,307,257)	$(918,025)

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,168,976)	$(624,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	—	21,000
Gain on revaluation of derivative warrant liability	(323,688)	—
Stock-based compensation expense	217,529	—
Changes in operating assets and liabilities:
Accounts payable	237,273	(9,056)
Accrued expenses	(52,151)	3,033
Accrued interest	7,500	54,671
Due to related party	30,808	701
Net Cash Used In Operating Activities	(1,051,705)	(554,344)

Cash Flows From Financing Activities:
Proceeds from promissory notes	—	600,000
Net proceeds from private placement	260,000	—
Deferred offering costs	—	(25,000)
Net Cash Provided By Financing Activities	260,000	575,000

Net Change in Cash and Cash Equivalents	(791,705)	20,656
Cash and Cash Equivalents - Beginning of Period	1,552,060	1,272

Cash and Cash Equivalents - End of Period	$760,355	$21,928
Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—
Income taxes paid	$—	$—
Conversion of promissory notes and accrued interest into common stock	$633,333	$—
Fair value of warrants issued in connection with private placement and recorded as derivative warrant liability	$117,976	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2014 filed with the Securities and Exchange Commission.

Use of Estimates — Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include stock-based compensation, valuation of warrants, and deferred income taxes. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements — In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU removes the concept of an extraordinary item. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

There have been no other recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $1,051,705 and $183,164 for the six months ended March 31, 2015 and the nine months ended September 30, 2014, respectively. At March 31, 2015, the Company had a working capital deficit of $923,426 and a stockholders’ deficit of $918,025. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At March 31, 2015, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined (“Alpex Revenue”). No milestone, royalty or other payments have been earned or received by the Company through March 31, 2015.

Prenzamax, LLC

On November 15, 2011, the Company entered into an exclusive license agreement (the “Sublicense Agreement”) with Prenzamax, LLC (“Prenzamax”), in which the Company granted Prenzamax and its affiliates the exclusive right to commercialize Suprenza in the United States. Prenzamax is an affiliate of Akrimax, a related party (see Note 7) and was formed for the specific purpose of managing the Sublicense Agreement. Under the terms of the Sublicense Agreement, Prenzamax is to pay the Company a percentage of the product’s EBITDA, as defined (“Profit Share Payments”). In addition, Prenzamax is to reimburse the Company directly for certain development costs. These payments are to commence once Prenzamax has achieved profitability, as defined in the Sublicense Agreement. Further, under the terms of the Sublicense Agreement, Prenzamax is required to share in the royalty payment due to Alpex under the Alpex Agreement. In addition, Prenzamax is entitled to a percentage of the Alpex Revenue received by the Company.

The Company has not been reimbursed for any development costs nor has it earned any royalty payments through March 31, 2015.

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

Interest Expense

During 2013, the Company incurred $42,000 of debt issuance costs related to the Subordinated Note which was amortized over the term of the underlying debt. Amortization of debt issuance costs recorded as interest expense for the three months ended March 31, 2015 and 2014 amounted to $0 and $10,500, respectively. Amortization of debt issuance costs recorded as interest expense for the six months ended March 31, 2015 and 2014 amounted to $0 and $21,000, respectively.

Interest expense on the notes for the three months ended March 31, 2015 and 2014, including non-cash interest related to debt issuance costs, was $0 and $40,450, respectively. Interest expense on the notes for the six months ended March 31, 2015 and 2014, including non-cash interest related to debt issuance costs, was $7,500 and $75,671, respectively.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At March 31, 2015 and September 30, 2014, the Company had outstanding warrants to purchase 5,580,080 and 5,080,080 shares of its common stock, respectively, that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one year of the issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using a probability weighted Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of “down round” financings. Selection of these inputs involves management’s judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at March 31, 2015 was 53%. We used a risk-free interest rate of 1.37%, estimated lives of 4.45 and 4.97 years, which are the remaining contractual lives of the warrants and no dividends to our common stock. The volatility calculated at September 30, 2014 was 54%. We used a risk-free interest rate of 1.78%, an estimated life of 4.95 years, which is the remaining contractual life of the warrants and no dividends to our common stock.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Derivative warrant liability, beginning of period	$1,450,943	$—
Fair value of warrants issued	117,976	—
Total realized/unrealized gains included in net loss (1)	(323,688)	—
Derivative warrant liability, end of period	$1,245,231	$—

_______________

(1) Included in gain or loss on revaluation of derivative warrant liability in the Condensed Consolidated Statement of Operations.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

In May 2014, the Company issued 200,000 shares of common stock for $50,000, or $0.25 per share.

On September 12, 2014, in connection with the Reverse Acquisition, 5,000,000 shares of common stock were recorded in the financial statements of Citius Pharmaceuticals, LLC, the accounting acquirer (See Note 1 – Reverse Acquisition).

Private Offerings

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

On September 12, 2014, the Company sold 3,400,067 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040. Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.60, (the “Private Offering”). The exercise price of the Investor Warrants is subject to adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The March 19, 2015 private placement described below did not result in an adjustment of the exercise price. The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

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

On March 19, 2015, the Company sold an additional 500,000 Units for a purchase price of $0.54 per Unit for gross proceeds of $270,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for the March 19, 2015 placement and other cash expenses related to the placement were $10,000. The investor was granted registration rights as described above. In connection with this financing, the Company credited $142,024 to stockholders’ equity (deficit) and $117,976 to derivative warrant liability.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2015, there were options to purchase an aggregate of 3,300,000 shares of common stock outstanding under the 2014 Plan and 9,700,000 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Due to its limited operating history and limited number of sales of its Common Stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the 2014 Plan as of March 31, 2015 and the changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2014	3,300,000	$0.45	9.96 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2015	3,300,000	$0.45	9.46 years	$297,000
Exercisable at March 31, 2015	1,300,000	$0.45	9.46 years	$117,000

On September 12, 2014, the Board of Directors granted stock options to purchase 3,300,000 shares of common stock at an exercise price of $0.45 per share. The weighted average grant-date fair value of the options granted was estimated at $0.34 per share. These options vest over three years and have a term of 10 years.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $108,765 and $0, respectively. Stock-based compensation expense for the six months ended March 31, 2015 and 2014 was $217,529 and $0, respectively.

At March 31, 2015, unrecognized total compensation cost related to unvested awards of $444,963 is expected to be recognized over a weighted average period of 1.46 years.

Warrants

The Company has reserved 6,260,093 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2015:

	Exercise price	Number	Expiration Date
Investor Warrants	$0.60	3,400,067(1)	September 12, 2019
Placement Agent Unit Warrants	$0.60	680,013	September 12, 2019
Warrants underlying Placement Agent Unit Warrants	$0.60	680,013(1)	September 12, 2019
Placement Agent Share Warrants	$0.60	1,000,000(1)	September 12, 2019
Investor Warrants	$0.60	500,000(1)	March 19, 2020
		6,260,093

________________

(1) Fair value of these warrants are included in the derivative warrant liability

The weighted average remaining life of the warrants is 4.49 years. At March 31, 2015, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

7. RELATED PARTY TRANSACTIONS

The Company’s headquarters is located in the office space of a company affiliated through common ownership. The Company has not recorded any revenue or expense related to the use of the office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of March 31, 2015 and September 30, 2014, the Company owed $86,942 and $56,134, respectively to the company affiliated through common ownership for expenses the related party paid on the Company’s behalf and services performed by the related party.

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

Consulting Agreements

Effective September 1, 2014, the Company entered into three consulting agreements. Two of the agreements are for financial consulting services including accounting, preparation of financial statements and filings with the SEC. The third agreement is for financing activities, product development strategies and corporate development. The agreements may be terminated by the Company or the consultant with 90 days written notice.

Consulting expense under the agreements for the three months ended March 31, 2015 was $87,000, including $12,000 paid to a consultant who is a stockholder of the Company. Consulting expense under the agreements for the six months ended March 31, 2015 was $174,000, including $24,000 paid to a consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors.

Effective January 1, 2015, the Company entered into a consulting agreement for scientific and medical advice related to a Phase 2a clinical trial. Under the terms of the agreement, the consultant will receive fees for participating in telephone and in person meetings. The agreement may be terminated by the Company or the consultant with 90 days written notice. The consultant was also granted an option to purchase 100,000 shares of common stock at $0.60 per share on April 1, 2015. The options vested immediately and expire on March 31, 2020.

9. SUBSEQUENT EVENTS

In April 2015, the Company sold an additional 841,667 Units for a purchase price of $0.54 per Unit for gross proceeds of $454,500. Each Unit consists of one share of common stock and one Investor Warrant similar to the Unit description in Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2015 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

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

Through March 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. The Company has not yet realized any revenues from its planned principal operations.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined (“Alpex Revenue”). No milestone, royalty or other payments have been earned or received by the Company through March 31, 2015.

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

The Company has not been reimbursed for any development costs nor has it earned any royalty payments through March 31, 2015.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$-	$-

Operating expenses:
Research and development	282,238	-
General and administrative	217,911	49,829
Stock-based compensation	108,765	-
Total operating expenses	608,914	49,829

Operating loss	(608,914)	(49,829)
Interest income	447	-
Gain on revaluation of derivative warrant liability	263,199	-
Interest expense	-	(40,450)
Net loss	$(345,268)	$(90,279)

Revenues

We did not generate any revenues for the three months ended March 31, 2015 and 2014. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the Sublicense Agreement, we were not entitled to any revenues during the three months ended March 31, 2015 and 2014.

Research and Development Expenses

For the three months ended March 31, 2015, research and development expenses were $282,238 as compared to no expense during the three months ended March 31, 2014. The $282,238 increase in 2015 was primarily due to costs incurred in the development of our product for the treatment of hemorrhoids. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended March 31, 2015, general and administrative expenses were $217,911, as compared to $49,829 during the three months ended March 31, 2014. The increase of $168,082 was attributable to additional compensation costs for our new Chief Executive Officer, plus additional financial and accounting consulting expenses, higher insurance costs and increases in professional fees due to being a public company.

Stock-based Compensation Expense

For the three months ended March 31, 2015, stock-based compensation expense was $108,765 as compared to no expense for the three months ended March 31, 2014. The $108,765 expense was due to the stock options granted to our Chief Executive Officer in connection with his employment agreement.

Other Income (Expense)

Interest income earned on the net proceeds of our September 12, 2014 Private Offering was $447 for the three months ended March 31, 2015. There was no interest income for the three months ended March 31, 2014.

Gain on revaluation of derivative warrant liability for the three months ended March 31, 2015 was $263,199. The gain was primarily due to the change in the fair value of the derivative warrant liability that we recognized in connection with the first closing of the Private Offering on September 12, 2014.

For the three months ended March 31, 2015, there was no interest expense compared to interest expense of $40,450 for the three months ended March 31, 2014. Interest expense decreased due to the July 31, 2014 conversion of $2,035,000 of convertible promissory notes and accrued interest of $196,058 to equity and the December 31, 2014 conversion of $600,000 in promissory notes and accrued interest of $33,333 to equity. In addition, we incurred $42,000 in debt issuance costs in April 2013 that were amortized to interest expense over the twelve month term of the note. Amortization expense was $0 and $10,500 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss

For the three months ended March 31, 2015, we incurred a net loss of $345,268 compared to a net loss for the three months ended March 31, 2014 of $90,279. The $254,989 increase in the net loss was primarily due to the $559,085 increase in total operating expenses offset by the $263,199 gain on revaluation of derivative warrant liability and the $40,450 decrease in interest expense.

Six months ended March 31, 2015 compared with the six months ended March 31, 2014

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Revenues	$-	$-

Operating expenses:
Research and development	759,361	437,397
General and administrative	510,929	111,625
Stock-based compensation	217,529	-
Total operating expenses	1,487,819	549,022

Operating loss	(1,487,819)	(549,022)
Interest income	2,655	-
Gain on revaluation of derivative warrant liability	323,688	-
Interest expense	(7,500)	(75,671)
Net loss	$(1,168,976)	$(624,693)

Revenues

We did not generate any revenues for the six months ended March 31, 2015 and 2014. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the Sublicense Agreement, we were not entitled to any revenues during the six months ended March 31, 2015 and 2014.

Research and Development Expenses

For the six months ended March 31, 2015, research and development expenses were $759,361 as compared to $437,397 during the six months ended March 31, 2014. The $321,964 increase in the current period was primarily due to $309,206 of costs incurred in the development of our product for the treatment of hemorrhoids and a $12,758 increase in costs related to Suprenza. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the six months ended March 31, 2015, general and administrative expenses were $510,929, as compared to $111,625 during the six months ended March 31, 2014. The increase of $399,304 was attributable to additional compensation costs for our new Chief Executive Officer, plus additional financial and accounting consulting expenses, higher insurance costs and increases in professional fees due to being a public company.

Stock-based Compensation Expense

For the six months ended March 31, 2015, stock-based compensation expense was $217,529 as compared to no expense for the six months ended March 31, 2014. The $217,529 expense was due to the stock options granted to our Chief Executive Officer in connection with his employment agreement.

Other Income (Expense)

Interest income earned on the net proceeds of our September 12, 2014 Private Offering was $2,655 for the six months ended March 31, 2015. There was no interest income for the six months ended March 31, 2014.

Gain on revaluation of derivative warrant liability for the six months ended March 31, 2015 was $323,688. The gain was primarily due to the change in the fair value of the derivative warrant liability that we recognized in connection with the first closing of the Private Offering on September 12, 2014.

For the six months ended March 31, 2015, interest expense decreased by $68,171 in comparison to the six months ended March 31, 2014. Interest expense decreased due to the July 31, 2014 conversion of $2,035,000 of convertible promissory notes and accrued interest of $196,058 to equity and the December 31, 2014 conversion of $600,000 in promissory notes and accrued interest of $33,333 to equity. In addition, we incurred $42,000 in debt issuance costs in April 2013 that were amortized to interest expense over the twelve month term of the note. Amortization expense was $0 and $21,000 for the six months ended March 31, 2015 and 2014, respectively.

Net Loss

For the six months ended March 31, 2015, we incurred a net loss of $1,168,976 compared to a net loss for the six months ended March 31, 2014 of $624,693. The $544,283 increase in the net loss was primarily due to the $938,797 increase in total operating expenses offset by the $323,688 gain on revaluation of derivative warrant liability and the $68,171 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $1,168,976 for the six months ended March 31, 2015. At March 31, 2015, Citius had a stockholders’ deficit of $918,025 and an accumulated deficit of $7,307,257. Citius’ net cash used in operations during the six months ended March 31, 2015 was $1,051,705.

As of March 31, 2015, Citius had a working capital deficit of $923,426. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At March 31, 2015, Citius had cash and cash equivalents of $760,355 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the years ended December 31, 2013 and 2012, the Company received proceeds of $1,175,000 and $400,000, respectively from the issuance of debt. During the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, the Company received proceeds of $1,680,834, $0 and $500,000, respectively from the issuance of equity. On March 19, 2015, the Company received net proceeds of $260,000 from the issuance of equity. In April 2015, the Company received gross proceeds of $454,500 from the issuance of equity. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

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

On March 19, 2015, the Company sold an additional 500,000 Units for a purchase price of $0.54 per Unit for gross proceeds of $270,000 and in April 2015, the Company sold 841,667 Units for a purchase price of $0.54 per Unit for gross proceeds of $454,500.

We expect that we will have sufficient funds to continue our operations for the next nine months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

Derivative Warrant Liability

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 815-40: Derivatives and Hedging-Contracts in Entity’s Own Equity requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. The 3,400,067 Investor Warrants, the 680,013 warrants underlying the placement agent’s Unit warrants and the 1,000,000 warrants issued for investment banking services in the Private Offering on September 12, 2014 are accounted for as liabilities. In addition, the 500,000 Investor Warrants issued on March 19, 2015 are accounted for as liabilities. The warrants are classified as liabilities because the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the issuance of the warrants. The March 19, 2015 private placement did not result in an adjustment of the exercise price.

The Company performs valuations of the warrants issued in the Private Offering using a probability weighted Black-Scholes pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of “down round” financings. Selection of these inputs involves management’s judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at March 31, 2015 was 53% and we used a risk-free interest rate of 1.37%, and estimated lives of 4.45 and 4.97 years, which are the remaining contractual lives of the warrants. The volatility calculated at September 30, 2014 was 54% and we used a risk-free interest rate of 1.78%, an estimated life of 4.95 years, which is the remaining contractual life of the warrants and no dividends to our common stock.

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

Our Chief Executive Officer and Principal Financial Officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2015. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	the Company does not have an independent board of directors or an audit committee;
2)	lack of documented policies and procedures;
3)	the financial reporting function is carried out by consultants; and
4)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 29, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2014, the note holders requested conversion of $600,000 in Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share. The shares were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 19, 2015, the Company sold 500,000 Units for a purchase price of $0.54 per Unit for gross proceeds of $270,000. Each Unit consists of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.60. The Units were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering.

In April 2015, the Company sold 841,667 Units for a purchase price of $0.54 per Unit for gross proceeds of $454,500. Each Unit consists of one share of common stock and and one five-year warrant to purchase one share of common stock at an exercise price of $0.60. The Units were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering.

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

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 13, 2015	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

