Form 10-Q
period 2015-06-30
Citius Pharmaceuticals, Inc.
filed 2015-08-13
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

(978) 938-0338

(Registrant's telephone number, including area code)

________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Explanatory Note: Citius Pharmaceuticals, Inc. is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") and files reports with the Securities and Exchange Commission on a voluntary basis. Citius Pharmaceuticals, Inc. has filed all Exchange Act reports for the preceding 12 months.

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

As of August 7, 2015, there were 33,767,877 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2015

 EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires the "Company," "we," "us" and "our" refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiary, Citius Pharmaceuticals, LLC, taken as a whole.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

•	our ability to raise funds for general corporate purposes and operations, including our clinical trials;
•	the commercial feasibility and success of our technology;
•	our ability to recruit qualified management and technical personnel;
•	the success of our clinical trials;
•	our ability to obtain and maintain required regulatory approvals for our products; and
•	the other factors discussed in the "Risk Factors" section and elsewhere in this report.

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$950,997	$1,552,060
Prepaid expenses	5,918	-
Total Current Assets	956,915	1,552,060

Other Assets
Trademarks	5,401	5,401
Total Assets	$962,316	$1,557,461

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$334,337	$106,169
Accrued expenses	26,520	60,317
Accrued interest	-	25,833
Promissory notes	-	600,000
Derivative warrant liability	1,716,847	1,450,943
Due to related party	65,084	56,134
Total Current Liabilities	2,142,788	2,299,396

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 33,226,211 and 30,025,286 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	33,226	30,025
Additional paid-in capital	6,918,531	5,366,321
Accumulated deficit	(8,132,229)	(6,138,281)
Total Stockholders' Deficit	(1,180,472)	(741,935)

Total Liabilities and Stockholders' Deficit	$962,316	$1,557,461

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
Research and development	415,531	-	1,174,892	437,397
General and administrative	194,651	1,305	705,580	112,930
Stock-based compensation - general and administrative	163,547	-	381,076	-
Total Operating Expenses	773,729	1,305	2,261,548	550,327

Operating Loss	(773,729)	(1,305)	(2,261,548)	(550,327)

Other Income (Expense), Net
Interest income	298	-	2,953	-
Gain (loss) on revaluation of derivative warrant liability	(51,541)	-	272,147	-
Interest expense	-	(33,575)	(7,500)	(109,246)
Total Other Income (Expense), Net	(51,243)	(33,575)	267,600	(109,246)

Loss before Income Taxes	(824,972)	(34,880)	(1,993,948)	(659,573)
Income tax benefit	-	-	-	-

Net Loss	$(824,972)	$(34,880)	$(1,993,948)	$(659,573)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and diluted	32,312,729	17,843,047	31,161,596	17,785,904

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2015

(Unaudited)

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 1, 2014	$-	30,025,286	$30,025	$5,366,321	$(6,138,281)	$(741,935)
Conversion of promissory notes and accrued interest into common stock	-	1,055,554	1,056	632,277	-	633,333
Issuance of common stock in private placement, net of costs	-	2,145,371	2,145	538,857	-	541,002
Stock-based compensation	-	-	-	381,076	-	381,076
Net loss	-	-	-	-	(1,993,948)	(1,993,948)

Balance, June 30, 2015	$-	33,226,211	$33,226	$6,918,531	$(8,132,229)	$(1,180,472)

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,993,948)	$(659,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	-	24,500
Gain on revaluation of derivative warrant liability	(272,147)	-
Stock-based compensation expense	381,076	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,918)	-
Accounts payable	228,168	(52,964)
Accrued expenses	(33,797)	(520)
Accrued interest	7,500	84,746
Due to related party	8,950	982
Net Cash Used In Operating Activities	(1,680,116)	(602,829)

Cash Flows From Financing Activities:
Proceeds from promissory notes	-	600,000
Proceeds from issuance of common stock	-	50,000
Net proceeds from private placement	1,079,053	-
Deferred offering costs	-	(25,000)
Net Cash Provided By Financing Activities	1,079,053	625,000

Net Change in Cash and Cash Equivalents	(601,063)	22,171
Cash and Cash Equivalents - Beginning of Period	1,552,060	1,272

Cash and Cash Equivalents - End of Period	$950,997	$23,443

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$-	$-
Income taxes paid	$-	$-
Conversion of promissory notes and accrued interest into common stock	$633,333	$-
Fair value of warrants issued in connection with private placement and recorded as derivative warrant liability	$538,051	$-

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a pharmaceutical company headquartered in Maynard, Massachusetts focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement"), with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius (see "Reverse Acquisition" below).

The Company currently has one approved and marketed product, Suprenza (phentermine hydrochloride), which it has out licensed for promotion in the United States, Canada and Mexico. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

Citius is subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Citius or its competitors of research and development stage products, market acceptance of its products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company's ability to obtain additional financing and the Company's compliance with governmental and other regulations.

Reverse Acquisition

On September 12, 2014, Citius completed a reverse acquisition transaction with Citius Pharmaceuticals, LLC, which became a wholly-owned subsidiary of Citius. As part of the reverse acquisition, the former members of Citius Pharmaceuticals, LLC received 21,625,219 shares of the Company's common stock in exchange for their interest in Citius Pharmaceuticals, LLC and, immediately after the transaction, owned 72% of the outstanding common stock. Immediately prior to the transaction, Citius had 5,000,000 shares of common stock outstanding. In connection with the Exchange Agreement, the Company completed the first closing of a Private Offering. Following the acquisition, Citius Pharmaceuticals, LLC began operating as a wholly-owned subsidiary of Citius Pharmaceuticals, Inc.

Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Citius Pharmaceuticals, LLC was deemed to be the accounting acquirer. Accordingly, the historical consolidated financial statements are those of Citius Pharmaceuticals, LLC as the accounting acquirer. The post-merger combination of Citius Pharmaceuticals, Inc. and Citius Pharmaceuticals, LLC is referred to throughout these notes to consolidated financial statements as the "Company." As the accounting acquirer, Citius Pharmaceuticals, LLC did not acquire any tangible assets from Citius and did not assume any liabilities of Citius. This transaction is not considered a business combination because Citius, the non-operating public corporation, did not meet the definition of a business. Instead, this transaction is considered to be a capital transaction of Citius Pharmaceuticals, LLC and is equivalent to the issuance of shares by Citius Pharmaceuticals, LLC for the net assets of Citius accompanied by a recapitalization.

In connection with the reverse acquisition, Citius Pharmaceuticals, LLC adopted the fiscal year end of Citius, thereby changing our fiscal year end from December 31 to September 30.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, LLC (the accounting acquirer). The accompanying consolidated financial statements also include the operations of Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.) since the date of the reverse acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

All share and per share amounts presented in these consolidated financial statements reflect the one-for-one exchange ratio of Citius Pharmaceuticals, LLC member interests to common shares in the reverse acquisition.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2014 filed with the Securities and Exchange Commission.

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company's consolidated financial statements.

Use of Estimates - Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include stock-based compensation, valuation of warrants, and deferred income taxes. Actual results could differ from those estimates.

Net Income (Loss) per Common Share - Basic net income (loss) per share of common stock has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income per share of common stock has been computed by dividing net income by the weighted average number of shares outstanding plus the diluting effect, if any, of outstanding stock options, warrants and convertible securities. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $1,680,116 and $602,829 for the nine months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had a working capital deficit of $1,185,873 and a stockholders' deficit of $1,180,472. The Company has no revenue and has relied on proceeds from equity and debt transactions to finance its operations. At June 30, 2015, the Company had limited capital to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

3. BUSINESS AGREEMENTS

Alpex Pharma S.A.

On June 12, 2008, the Company entered into a collaboration and license agreement (the "Alpex Agreement") with Alpex Pharma S.A. ("Alpex"), in which Alpex granted the Company an exclusive right and license to use certain Alpex intellectual property in order to develop and commercialize orally disintegrating tablet formulations of pharmaceutical products in United States, Canada and Mexico. In addition, Alpex manufactures Suprenza, the Company's commercialized pharmaceutical product, on a contract basis. The agreement was amended on November 15, 2011 as part of an Amendment and Coordination Agreement (see the "Three-Party Agreement" below).

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through June 30, 2015.

Prenzamax, LLC

On November 15, 2011, the Company entered into an exclusive license agreement (the "Sublicense Agreement") with Prenzamax, LLC ("Prenzamax"), in which the Company granted Prenzamax and its affiliates the exclusive right to commercialize Suprenza in the United States. Prenzamax is an affiliate of Akrimax, a related party (see Note 7) and was formed for the specific purpose of managing the Sublicense Agreement. Under the terms of the Sublicense Agreement, Prenzamax is to pay the Company a percentage of the product's EBITDA, as defined ("Profit Share Payments"). In addition, Prenzamax is to reimburse the Company directly for certain development costs. These payments are to commence once Prenzamax has achieved profitability, as defined in the Sublicense Agreement. Further, under the terms of the Sublicense Agreement, Prenzamax is required to share in the royalty payment due to Alpex under the Alpex Agreement. In addition, Prenzamax is entitled to a percentage of the Alpex Revenue received by the Company.

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through June 30, 2015.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

4. NOTES PAYABLE

Convertible Promissory Notes

Between July 12, 2010 and November 30, 2012, the Company issued several convertible promissory notes (collectively the "Convertible Notes") to two existing investors in the aggregate total principal amount of $1,460,000. The Convertible Notes accrue interest at 3.00% per annum and are payable on demand only after their respective 10-year maturities. Between January 1, 2013 and March 25, 2013, the Company issued additional Convertible Notes to existing investors in the aggregate total principal amount of $225,000. The additional Convertible Notes accrue interest at 5.00% per annum and are payable on demand only after their respective 10-year maturities. The unpaid principal and accrued interest are only convertible into common stock following a reorganization or conversion into a corporation at the option of the holder. The unpaid principal and accrued interest will convert into common stock at the greater of the fair value of the common stock on the date of the conversion or $0.25 ($0.69 if the Company's common stock is admitted to trade on a national exchange prior to the date of conversion).

On July 31, 2014, in anticipation of the completion of the reverse acquisition and the Private Offering, the note holders demanded conversion of the outstanding $1,685,000 Convertible Notes and accrued interest of $151,813 into 3,061,355 shares of common stock at a conversion price of $0.60 per share.

Promissory Notes

In November 2013, the Company issued two promissory notes (the "Promissory Notes") to two existing investors in the aggregate total principal amount of $600,000. The Promissory Notes accrue interest at 5.00% per annum and are due at the earliest of (1) December 19, 2014, (2) the occurrence of an event of default as defined in the Promissory Notes, (3) an initial installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum of $6,500,000 in aggregate proceeds under any financing transaction, (4) a second installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum of $8,500,000 in aggregate proceeds under any financing transaction, and (5) a third installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum of $10,000,000 in aggregate proceeds under any financing transaction. At September 30, 2014, the Promissory Notes had an outstanding aggregate principal balance of $600,000.

On December 31, 2014, the note holders requested conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Subordinated Convertible Promissory Note

In 2013, the Company entered into an investment banking agreement ("2013 PPM") to raise up to $6 million of 10% subordinated convertible promissory notes. The agreement contemplated a reverse acquisition with a public company and an automatic conversion of the notes into units of common stock and warrants, as defined therein. In April 2013, the Company issued a $350,000 subordinated convertible promissory note (the "Subordinated Note"). The Subordinated Note accrued interest at 10% per annum and was payable on demand any time after April 2014. If the Company has not repaid the Subordinated Note at the closing of a reverse acquisition, the unpaid principal and accrued interest will automatically convert into common stock by dividing the amount due by a price per unit of $0.65. Also, upon automatic conversion, the purchaser of the Subordinated Note will receive a warrant to purchase the same number of shares in to which the Subordinated Note converts.

On July 31, 2014, in anticipation of the completion of the reverse acquisition and the Private Offering, the note holder demanded conversion of the outstanding $350,000 Subordinated Note and accrued interest of $44,245 into 606,531 shares of common stock at a conversion price of $0.65 per share.

Interest Expense

During 2013, the Company incurred $42,000 of debt issuance costs related to the Subordinated Note which was amortized over the term of the underlying debt. Amortization of debt issuance costs recorded as interest expense for the three months ended June 30, 2015 and 2014 amounted to $0 and $3,500, respectively. Amortization of debt issuance costs recorded as interest expense for the nine months ended June 30, 2015 and 2014 amounted to $0 and $24,500, respectively.

Interest expense on the notes for the three months ended June 30, 2015 and 2014, including non-cash interest related to debt issuance costs, was $0 and $33,575, respectively. Interest expense on the notes for the nine months ended June 30, 2015 and 2014, including non-cash interest related to debt issuance costs, was $7,500 and $109,246, respectively.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At June 30, 2015 and September 30, 2014, the Company had outstanding warrants to purchase 7,225,451 and 5,080,080 shares of its common stock, respectively, that are considered to be derivative instruments since the agreements contain "down round" provisions whereby the exercise price of the warrants is subject to weighted average adjustment in the event that the Company issues common stock for less than $0.60 per share within one year of the issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using a probability weighted Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at June 30, 2015 was 57%. We used a risk-free interest rate of 1.62%, estimated lives of 4.20 to 4.99 years, which are the remaining contractual lives of the warrants and no dividends to our common stock. The volatility calculated at September 30, 2014 was 54%. We used a risk-free interest rate of 1.78%, an estimated life of 4.95 years, which is the remaining contractual life of the warrants and no dividends to our common stock.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Derivative warrant liability, beginning of period	$1,450,943	$-
Fair value of warrants issued	538,051	-
Total realized/unrealized gains included in net loss (1)	(272,147)	-
Derivative warrant liability, end of period	$1,716,847	$-
________________________
(1) Included in gain or loss on revaluation of derivative warrant liability in the Condensed Consolidated Statement of Operations.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

In May 2014, the Company issued 200,000 shares of common stock for $50,000, or $0.25 per share.

On September 12, 2014, in connection with the Reverse Acquisition, 5,000,000 shares of common stock were recorded in the financial statements of Citius Pharmaceuticals, LLC, the accounting acquirer (See Note 1 - Reverse Acquisition).

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

On September 12, 2014, the Company sold 3,400,067 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040. Each Unit consists of one share of common stock and one five-year warrant (the "Investor Warrants") to purchase one share of common stock at an exercise price of $0.60, (the "Private Offering"). The exercise price of the Investor Warrants is subject to weighted average adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2015 private placement described below did not result in an adjustment of the exercise price. The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

The Placement Agent was paid a commission of ten percent (10%) and a non-accountable expense allowance of three percent (3%) of the funds raised in the Private Offering. As a result of the foregoing arrangement, the Placement Agent was paid commissions and expenses of $265,206. In addition, the Company issued to the Placement Agent and their designees five-year warrants (the "Placement Agent Unit Warrants") to purchase 680,013 Units at an exercise price of $0.60 per Unit. The Placement Agent Unit Warrants are exercisable on a cash or cashless basis with respect to purchase of the Units, and will be exercisable only for cash with respect to warrants received as part of the Units. The exercise price of the warrants underlying the Placement Agent Unit Warrants is subject to weighted-average adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions.

In addition, the Placement Agent was issued warrants to purchase 1,000,000 shares of common stock exercisable for cash at $0.60 per share for investment banking services provided in connection with the transaction (the "Placement Agent Share Warrants"). Other cash expenses related to the private placement totaled $169,000. The Placement Agent may, while the Placement Agent Unit Warrants are outstanding, appoint one person to the Board of Directors, and designate one person who may attend meetings of the Board of Directors as an observer.

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company is required to file a registration statement (the "Registration Statement"), registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to cause the Registration Statement to be filed no later than 60 days after the completion of the Private Offering (the "Filing Deadline"), and to have the Registration Statement declared effective within 180 days of the Filing Deadline. The Private Offering is still in progress. Any holders of the shares of common stock removed from the Registration Statement as a result of a Section 415 comment from the SEC shall be included in a subsequent registration statement the Company will file no later than six months after the prior registration statement (or such other period as permitted by SEC rules).

Between March 19, 2015 and June 26, 2015, the Company sold an additional 2,045,371 Units for a purchase price of $0.54 per Unit and 100,000 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,164,500. Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for the 2015 private placements and other cash expenses related to the placements were $85,447. The investors were granted registration rights as described above. In connection with these financings, the Company credited $541,002 to stockholders' equity (deficit) and $538,051 to derivative warrant liability.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the "2014 Plan") and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2015, there were options to purchase an aggregate of 3,900,000 shares of common stock outstanding under the 2014 Plan and 9,100,000 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Due to its limited operating history and limited number of sales of its Common Stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the financial statements, to estimate option exercises and employee terminations within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted, all of which qualify as "plain vanilla," is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the 2014 Plan as of June 30, 2015 and the changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2014	3,300,000	$0.45	9.96 years
Granted	600,000	0.60
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2015	3,900,000	$0.47	9.19 years	$297,000
Exercisable at June 30, 2015	1,550,000	$0.47	8.99 years	$117,000

On September 12, 2014, the Board of Directors granted stock options to purchase 3,300,000 shares of common stock at an exercise price of $0.45 per share. The weighted average grant-date fair value of the options granted was estimated at $0.34 per share. These options vest over three years and have a term of 10 years.

On April 1, 2015, the Board of Directors granted stock options to purchase 100,000 shares of common stock at an exercise price of $0.60 per share. The weighted average grant-date fair value of the options granted was estimated at $0.16 per share. These options vested immediately and have a term of 5 years. On June 1, 2015, the Board of Directors granted stock options to purchase 500,000 shares of common stock at an exercise price of $0.60 per share. The weighted average grant-date fair value of the options granted was estimated at $0.27 per share. These options vested over three years and have a term of 10 years.

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $163,547 and $0, respectively. Stock-based compensation expense for the nine months ended June 30, 2015 and 2014 was $381,076 and $0, respectively.

At June 30, 2015, unrecognized total compensation cost related to unvested awards of $433,120 is expected to be recognized over a weighted average period of 1.7 years.

Warrants

The Company has reserved 7,905,464 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2015:

	Exercise price	Number		Expiration Date
Investor Warrants	$0.60	3,400,067	(1)	September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013	(1)	September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000	(1)	September 12, 2019
Investor Warrants	0.60	500,000	(1)	March 19, 2020
Investor Warrants	0.60	583,334	(1)	April 22, 2020
Investor Warrants	0.60	258,333	(1)	April 30, 2020
Investor Warrants	0.60	333,334	(1)	June 10, 2020
Investor Warrants	0.60	100,000	(1)	June 22, 2020
Investor Warrants	0.60	370,370	(1)	June 26, 2020
		7,905,464

____________

(1)     Fair value of these warrants are included in the derivative warrant liability

The weighted average remaining life of the warrants is 4.38 years. At June 30, 2015, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

7. RELATED PARTY TRANSACTIONS

The Company's headquarters is located in the office space of a company affiliated through common ownership. The Company has not recorded any revenue or expense related to the use of the office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of June 30, 2015 and September 30, 2014, the Company owed $65,084 and $56,134, respectively to the company affiliated through common ownership for expenses the related party paid on the Company's behalf and services performed by the related party.

Our Chief Executive Officer is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC ("Akrimax"), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products (see Note 3).

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

Consulting expense under the agreements for the three months ended June 30, 2015 was $87,000, including $12,000 paid to a consultant who is a stockholder of the Company. Consulting expense under the agreements for the nine months ended June 30, 2015 was $261,000, including $36,000 paid to a consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors. The option was granted on June 1, 2015.

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

9. SUBSEQUENT EVENTS

In July 2015, the Company sold an additional 541,666 Units for a purchase price of $0.54 per Unit for gross proceeds of $292,500. Each Unit consists of one share of common stock and one Investor Warrant similar to the Unit description in Note 6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2015 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in the Annual Report on Form 10-K for the period from January 1, 2014 to September 30, 2014 and the unaudited financial statements and related notes included in this report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Note Regarding Forward-Looking Statements."

Historical Background

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a pharmaceutical company focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC's inception through June 30, 2015, were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

Through June 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. The Company has not yet realized any revenues from its planned principal operations.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition was accounted for as a "Reverse Acquisition" whereby Citius Pharmaceuticals, LLC was deemed to be the accounting acquirer. The historical financial statements of Citius Pharmaceuticals, LLC are presented as our historical financial statements. The historical fiscal year end of Citius Pharmaceuticals, LLC was December 31. In connection with the Reverse Acquisition, we adopted the fiscal year end of Citius Pharmaceuticals, Inc. thereby changing our fiscal year end from December 31 to September 30. The following analysis of our results of operations reflects the accounting treatment required as a result of the Reverse Acquisition.

Business Agreements

Alpex Pharma S.A.

On June 12, 2008, the Company entered into a collaboration and license agreement (the "Alpex Agreement") with Alpex Pharma S.A. ("Alpex"), in which Alpex granted the Company an exclusive right and license to use certain Alpex intellectual property in order to develop and commercialize orally disintegrating tablet formulations of pharmaceutical products in United States, Canada and Mexico. In addition, Alpex manufactures Suprenza, the Company's commercialized pharmaceutical product, on a contract basis. The agreement was amended on November 15, 2011 as part of an Amendment and Coordination Agreement (see the "Three-Party Agreement" below).

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through June 30, 2015.

Prenzamax, LLC

On November 15, 2011, the Company entered into an exclusive license agreement (the "Sublicense Agreement") with Prenzamax, LLC ("Prenzamax"), in which the Company granted Prenzamax and its affiliates the exclusive right to commercialize Suprenza in the United States. Prenzamax is an affiliate of Akrimax, a related party and was formed for the specific purpose of managing the Sublicense Agreement. Under the terms of the Sublicense Agreement, Prenzamax is to pay the Company a percentage of the product's EBITDA, as defined ("Profit Share Payments"). In addition, Prenzamax is to reimburse the Company directly for certain development costs. These payments are to commence once Prenzamax has achieved profitability, as defined in the Sublicense Agreement. Further, under the terms of the Sublicense Agreement, Prenzamax is required to share in the royalty payment due to Alpex under the Alpex Agreement. In addition, Prenzamax is entitled to a percentage of the Alpex Revenue received by the Company.

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through June 30, 2015.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenues	$-	$-

Operating expenses:
Research and development	415,531	-
General and administrative	194,651	1,305
Stock-based compensation - general and administrative	163,547	-
Total operating expenses	773,729	1,305

Operating loss	(773,729)	(1,305)
Interest income	298	-
Gain (loss) on revaluation of derivative warrant liability	(51,541)	-
Interest expense	-	(33,575)
Net loss	$(824,972)	$(34,880)

Revenues

We did not generate any revenues for the three months ended June 30, 2015 and 2014. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the Sublicense Agreement, we were not entitled to any revenues during the three months ended June 30, 2015 and 2014.

Research and Development Expenses

For the three months ended June 30, 2015, research and development expenses were $415,531 as compared to no expense during the three months ended June 30, 2014. The $415,531 increase in 2015 was primarily due to costs incurred in the development of our product for the treatment of hemorrhoids. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended June 30, 2015, general and administrative expenses were $194,651, as compared to $1,305 during the three months ended June 30, 2014. The increase of $193,346 was attributable to additional compensation costs for our new Chief Executive Officer, plus additional financial and accounting consulting expenses, higher insurance costs and increases in professional fees due to being a public company.

Stock-based Compensation Expense

For the three months ended June 30, 2015, stock-based compensation expense was $163,547 as compared to no expense for the three months ended June 30, 2014. The $163,547 expense was due to the stock options granted to our Chief Executive Officer in connection with his employment agreement and stock options granted to two consultants.

Other Income (Expense)

Interest income earned on the net proceeds of our private offerings was $298 for the three months ended June 30, 2015. There was no interest income for the three months ended June 30, 2014.

Loss on revaluation of derivative warrant liability for the three months ended June 30, 2015 was $51,541. The loss was primarily due to the increase in the volatility used to calculate the fair value of the derivative warrant liability from 53% at March 31, 2015 to 57% at June 30, 2015.

For the three months ended June 30, 2015, there was no interest expense compared to interest expense of $33,575 for the three months ended June 30, 2014. Interest expense decreased due to the July 31, 2014 conversion of $2,035,000 of convertible promissory notes and accrued interest of $196,058 to equity and the December 31, 2014 conversion of $600,000 in promissory notes and accrued interest of $33,333 to equity. In addition, we incurred $42,000 in debt issuance costs in April 2013 that were amortized to interest expense over the twelve month term of the note. Amortization expense was $0 and $3,500 for the three months ended June 30, 2015 and 2014, respectively.

Net Loss

For the three months ended June 30, 2015, we incurred a net loss of $824,972 compared to a net loss for the three months ended June 30, 2014 of $34,880. The $790,092 increase in the net loss was primarily due to the $772,424 increase in total operating expenses.

Nine months ended June 30, 2015 compared with the nine months ended June 30, 2014

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Revenues	$-	$-

Operating expenses:
Research and development	1,174,892	437,397
General and administrative	705,580	112,930
Stock-based compensation - general and administrative	381,076	-
Total operating expenses	2,261,548	550,327

Operating loss	(2,261,548)	(550,327)
Interest income	2,953	-
Gain on revaluation of derivative warrant liability	272,147	-
Interest expense	(7,500)	(109,246)
Net loss	$(1,993,948)	$(659,573)

Revenues

We did not generate any revenues for the nine months ended June 30, 2015 and 2014. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the Sublicense Agreement, we were not entitled to any revenues during the nine months ended June 30, 2015 and 2014.

Research and Development Expenses

For the nine months ended June 30, 2015, research and development expenses were $1,174,892 as compared to $437,397 during the nine months ended June 30, 2014. The $737,495 increase in the current period was primarily due to $724,737 of costs incurred in the development of our product for the treatment of hemorrhoids and a $12,758 increase in costs related to Suprenza. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the nine months ended June 30, 2015, general and administrative expenses were $705,580, as compared to $112,930 during the nine months ended June 30, 2014. The increase of $592,650 was attributable to additional compensation costs for our new Chief Executive Officer, plus additional financial and accounting consulting expenses, higher insurance costs and increases in professional fees due to being a public company.

Stock-based Compensation Expense

For the nine months ended June 30, 2015, stock-based compensation expense was $381,076 as compared to no expense for the nine months ended June 30, 2014. The $381,076 expense was due to the stock options granted to our Chief Executive Officer in connection with his employment agreement and stock options granted to two consultants.

Other Income (Expense)

Interest income earned on the net proceeds of our private offerings was $2,953 for the nine months ended June 30, 2015. There was no interest income for the nine months ended June 30, 2014.

Gain on revaluation of derivative warrant liability for the nine months ended June 30, 2015 was $272,147. The gain was primarily due to the change in the fair value of the derivative warrant liability that we recognized in connection with the first closing of the Private Offering on September 12, 2014. The gain was primarily due to the decrease in our stock price used to calculate the fair value of the derivative warrant liability from $0.60 at September 30, 2014 to $0.54 at June 30, 2015.

For the nine months ended June 30, 2015, interest expense decreased by $101,746 in comparison to the nine months ended June 30, 2014. Interest expense decreased due to the July 31, 2014 conversion of $2,035,000 of convertible promissory notes and accrued interest of $196,058 to equity and the December 31, 2014 conversion of $600,000 in promissory notes and accrued interest of $33,333 to equity. In addition, we incurred $42,000 in debt issuance costs in April 2013 that were amortized to interest expense over the twelve month term of the note. Amortization expense was $0 and $24,500 for the nine months ended June 30, 2015 and 2014, respectively.

Net Loss

For the nine months ended June 30, 2015, we incurred a net loss of $1,993,948 compared to a net loss for the nine months ended June 30, 2014 of $659,573. The $1,334,375 increase in the net loss was primarily due to the $1,711,221 increase in total operating expenses offset by the $272,147 gain on revaluation of derivative warrant liability and the $101,746 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $1,993,948 for the nine months ended June 30, 2015. At June 30, 2015, Citius had a stockholders' deficit of $1,180,472 and an accumulated deficit of $8,132,229. Citius' net cash used in operations during the nine months ended June 30, 2015 was $1,680,116.

As of June 30, 2015, Citius had a working capital deficit of $1,185,873. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At June 30, 2015, Citius had cash and cash equivalents of $950,997 available to fund its operations. The Company's primary sources of cash flow since inception have been from financing activities. During the years ended December 31, 2013 and 2012, the Company received proceeds of $1,175,000 and $400,000, respectively from the issuance of debt. During the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, the Company received proceeds of $1,680,834, $0 and $500,000, respectively from the issuance of equity. Between March 19, 2015 and June 26, 2015, the Company received net proceeds of $1,079,053 from the issuance of equity. In July 2015, the Company received gross proceeds of $292,500 from the issuance of equity. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

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

On September 12, 2014, the Company sold 3,400,067 units ("Units") for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040 and net proceeds of $1,630,834. Each Unit consists of one share of common stock and one five-year warrant (the "Investor Warrants") to purchase one share of common stock at an exercise price of $0.60, (the "Private Offering"). The exercise price of the Investor Warrants is subject to adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

On December 31, 2014, the note holders requested conversion of $600,000 in Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Between March 19, 2015 and June 26, 2015, the Company sold an additional 2,045,371 Units for a purchase price of $0.54 per Unit and 100,000 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,164,500 and in July 2015, the Company sold 541,666 Units for a purchase price of $0.54 per Unit for gross proceeds of $292,500.

We expect that we will have sufficient funds to continue our operations for the next six months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

Derivative Warrant Liability

The Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815-40: Derivatives and Hedging-Contracts in Entity's Own Equity requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. The 3,400,067 Investor Warrants, the 680,013 warrants underlying the placement agent's Unit warrants and the 1,000,000 warrants issued for investment banking services in the Private Offering on September 12, 2014 are accounted for as liabilities. In addition, the 2,145,371 Investor Warrants issued between March 19, 2015 and June 26, 2015 are accounted for as liabilities. The warrants are classified as liabilities because the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the issuance of the warrants. The 2015 private placements did not result in an adjustment of the exercise price.

The Company performs valuations of the warrants issued in the Private Offering using a probability weighted Black-Scholes pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at June 30, 2015 was 57% and we used a risk-free interest rate of 1.62%, and estimated lives of 4.20 to 4.99 years, which are the remaining contractual lives of the warrants. The volatility calculated at September 30, 2014 was 54% and we used a risk-free interest rate of 1.78%, and an estimated life of 4.95 years, which is the remaining contractual life of the warrants. We assumed no dividends would be paid on our common stock.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2014 as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer and Principal Financial Officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2015. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	the Company does not have an independent board of directors or an audit committee;
2)	lack of documented policies and procedures;
3)	the financial reporting function is carried out by consultants; and
4)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company's Form 10-K filed with the SEC on December 29, 2014.

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

Between March 19, 2015 and June 26, 2015, the Company sold 2,045,371 Units for a purchase price of $0.54 per Unit and 100,000 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,164,500. Each Unit consists of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.60. The Units were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering.

In July 2015, the Company sold 541,666 Units for a purchase price of $0.54 per Unit for gross proceeds of $292,500. Each Unit consists of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.60. The Units were issued in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All references to registrant's Forms 8-K, 10-K and 10-Q include reference to File No. 333-170781

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

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 12, 2015	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

