Form 10-K
period 2015-09-30
Citius Pharmaceuticals, Inc.
filed 2015-12-14
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

(978) 938-0338

(Registrant's telephone number, including area code)

__________________________________________

(Former name and address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title or Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2015) was $6,640,797.

* Affiliates for the purpose of this item refers to the issuer's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding issuer's securities as record holders only for their respective clienteles' beneficial interest) owning 10% or more of the issuer's Common Stock, both of record and beneficially.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

34,701,220 shares as of December 1, 2015, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2015

 EXPLANATORY NOTE

In this annual report on Form 10-K, and unless the context otherwise requires the "Company," "we," "us" and "our" refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiary, Citius Pharmaceuticals, LLC, taken as a whole.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - "Risk Factors," and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

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

PART I

ITEM 1. BUSINESS

Overview

The Company was formed in the state of Nevada on September 9, 2010 as Trail One, Inc. On September 12, 2014, we entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement"), among Trail One, Inc., Citius Pharmaceuticals, LLC, a Massachusetts limited liability company ("Citius"), and the beneficial holders of the membership interests of Citius (the "Citius Stockholders"). On September 12, 2014, Trail One, Inc. had no assets, no liabilities, and 5,000,000 shares of issued and outstanding common stock.

Pursuant to the Exchange Agreement, (i) Trail One, Inc. issued 21,625,219 shares of common stock to the Citius Stockholders, which represented approximately 72.0% of the outstanding shares of common stock following the closing of the Exchange Agreement (the "Reverse Acquisition") and the first closing of the Private Offering described below. The Trail One, Inc. existing shareholders before the Reverse Acquisition and the first closing of the Private Offering owned 5,000,000 shares of common stock or 16.7% of the outstanding shares of common stock following the closing of the Exchange Agreement.

In connection with the Exchange Agreement, on September 12, 2014, we sold 3,400,067 Units for a purchase price of $0.60 per Unit, each Unit consisting of one share of common stock and one five-year warrant (the "Investor Warrants") to purchase one share of common stock at an exercise price of $0.60, (the "September 2014 Private Offering"). As of September 12, 2014, we raised gross proceeds of $2,040,040. Between March 19, 2015 and September 30, 2015, we issued an aggregate of 2,837,037 Units for a purchase price of $0.54 per Unit and an aggregate of 200,000 Units for a purchase price of $0.60 per Unit. The exercise price of the Investor Warrants is subject to adjustment, for up to one year from the issuance date, in the event that we sell common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by us at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) our Common Stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) we provide twenty (20) trading days prior notice of the redemption and the closing price of our Common Stock is not less than $1.17 for more than any three (3) days during such notice period and (iii) the underlying shares of Common Stock are registered for resale.

Prior to the Reverse Acquisition, our business plan was to manufacture TOCNC Tags, which were personalized/customized license plates for customers who want one of a kind luxury car jewelry to uniquely define them and to offer a sense of identification privacy at public events such as car shows, photo shoots, auto clubs, and other public venues. We are no longer pursuing this line of business.

On September 12, 2014, Citius became a wholly-owned subsidiary of the Company. The acquisition of Citius is treated as a "reverse merger" and the business of Citius, as described below, became our business. Citius is deemed to be the accounting acquirer. In connection with the Reverse Acquisition, we adopted the fiscal year end of Trail One, Inc. thereby changing our fiscal year end from December 31 to September 30. In addition on September 12, 2014, Trail One, Inc. changed its name to Citius Pharmaceuticals, Inc.

References to "we," "us," "our" and similar words refer to the Company and its wholly owned subsidiary Citius, taken as a whole. References to "Trail One" refer to the Company and its business prior to the Reverse Acquisition.

Summary of Citius Pharmaceuticals' Business

Citius Pharmaceuticals, LLC, founded on January 23, 2007 as a Massachusetts limited liability company is a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for large and growing markets using innovative, patented or proprietary formulations and modified drug delivery technology. We seek new and expanded indications for previously approved pharmaceutical products as a means to achieving differentiated market positions or market exclusivity. Our goal is to build a successful pharmaceutical company through the development and commercialization of low-risk, innovative, efficacious and cost-effective products that address compelling market opportunities.

We seek to achieve our business objectives by utilizing the U.S. Food and Drug Administration's, or FDA's, 505(b)(2) pathway for our new drug approvals. We believe this pathway is faster, has lower risk and is less expensive than the FDA's traditional new drug approval pathway. Although this pathway is less risky and less expensive compared to developing newly discovered drugs, we believe that development, clinical trials and FDA filing fees for our hydrocortisone and lidocaine combination product will require $20 million of additional capital. Following the Company's year-end and the release of its financial statements, the Company's Chief Executive Officer and President, Leonard Mazur, anticipates meeting with investment banking firms and certain other investors to raise additional capital to fund the Company's research and development efforts; however, there can be no assurance that the Company will be able to obtain financing or anticipate the terms of such financing. In addition to focusing on new drug approvals, we focus on obtaining intellectual property protection with the objective of listing relevant patents in the FDA Orange Book in order to limit generic competition.

By using previously approved drugs with substantial safety and efficacy data already available, we seek to reduce the risks associated with pharmaceutical product development. We have already successfully employed this strategy to obtain FDA approval for Suprenza, our approved and marketed product for the treatment of obesity. We also plan to utilize this strategy to seek approval for other new drug product candidates for obesity. We also have a development candidate completing Phase 2 trials for the treatment of hemorrhoids. In addition, we are developing a topical cream product containing both hydrocortisone and lidocaine for the treatment of mild to moderate hemorrhoids. We have recently completed dosing 200 patients with the topical cream product in a Phase 2a study and are waiting for results from that study. If our Phase 2a study is positive, we will conduct a Phase 2b study followed by Phase 3 studies. We will conduct additional non-clinical and human safety studies to support our New Drug Application ("NDA"). If all of our studies are positive, we anticipate filing the NDA three to four years from the date of this Annual Report. Although both hydrocortisone and lidocaine are FDA approved drugs, we will not be permitted to market our product candidates in the United States until we receive approval from the FDA of our NDA. We believe the markets for obesity and hemorrhoid treatments are both large and underserved by innovative, efficacious and cost-effective new products. The U.S. Centers for Disease Control, or CDC, estimates that more than 35% of U.S. adult men and women, or approximately 78 million U.S. adults, were obese in 2009-2010. In addition, it is estimated that hemorrhoids affect nearly 5% of the U.S. population, with approximately 10 million persons annually reporting to be suffering from the symptoms of hemorrhoidal disease.

Since inception, we have focused on product development, have not generated any revenues and incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. As of September 30, 2015, our accumulated deficit was $9,040,549 and our capital working deficit was $640,614. These losses are likely to continue to adversely affect our working capital, total assets and shareholders' deficit, and are attributable to the process of developing our products which requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with third parties. Due to our financial condition, our independent registered accountants have indicated, in their report for the year ended September 30, 2015, that there is substantial doubt about our ability to continue as a going concern. All the aforementioned factors may have a material, adverse effect on our ability to raise additional capital.

In November 2011, the Company entered into an agreement with Prenzamax LLC ("Prenzamax") pursuant to which the Company granted Prenzamax an exclusive, royalty-bearing, transferable license to use and sell Suprenza in the United States and to manufacture or have Suprenza manufactured by third parties for subsequent sale in the United States (the "Exclusive License Agreement"). Prenzamax is a specialty pharmaceutical company focused on providing innovative and advanced ethical prescription medications which have differential and therapeutically meaningful advantages to health care professionals and their patients. Prenzamax is an affiliate of Akrimax LLC ("Akrimax"), a privately-held pharmaceutical company which acquires and develops and markets advanced ethical prescription medications. Prenzamax was formed for the purpose of managing the license granted pursuant to the Exclusive License Agreement. Pursuant to the terms of the Exclusive License Agreement, Prenzamax purchases Suprenza from our manufacturer, Alpex Pharma S.A., and is responsible for arranging import and custom requirements. Once Suprenza is in the U.S., it is delivered to Prenzamax's third party logistics provider for warehousing, order processing and shipping to the end customers. Prenzamax is responsible for all costs related to manufacturing, warehousing and distribution. In addition, Prenzamax is also solely responsible for the sales and marketing costs associated with Suprenza. These costs include, but are not limited to, preparation of marketing materials such as brochures and electronic media as well as other advertising and promotional costs including providing samples of Suprenza to physicians and patients. A major cost component for Prenzamax is sales force salaries, training and travel expenses. Akrimax has agreed to act as a guarantor of Prenzamax's obligations owed to the Company pursuant to the Exclusive License Agreement. Specifically, the Exclusive License Agreement provides that Akrimax unconditionally guarantees the full and prompt performance of all obligations of Prenzamax pursuant to the terms and conditions of the Exclusive License Agreement, including the payment of all amounts that become due and payable by Prenzamax. In addition, Akrimax prepares estimates of time and costs with respect to selling Suprenza and allocates those costs to calculate the Product EBITDA. Product EBITDA is defined as Sales less the Cost of Goods sold, Marketing Expenses and regulatory expenses. All terms which are not defined herein are defined in the Exclusive License Agreement by and between Citius and Prenzamax dated November 15, 2011 which has been filed with the SEC.

Since the launch of Suprenza in 2012, Prenzamax has been unable to generate revenues sufficient to cover its costs and generate profits. Costs include, but are not limited to, the cost of goods from Alpex, FDA facility and product fees, the cost of marketing materials including samples provided to physicians and patients and product literature and the cost of its sales force including travel and out of pocket expenses. These costs are significantly higher than revenue derived from the sale of Suprenza and therefore, Prenzamax has thus far been unable to generate profits from such sales. Based upon the revenue to cost ratio, we do not believe that we will receive any Profit Share Payments from Prenzamax in the foreseeable future. We anticipate that we will receive Profit Share Payments from Prenzamax at such time as the revenues generated from the sale of Suprenza exceed Prenzamax's costs associated with the sale of the product.

In addition, we have entered into an agreement with Alpex pursuant to which Alpex may use clinical data generated by the Company to file for regulatory approval in markets where we are not licensed to sell the product. If Alpex sells the product directly to such markets, we shall receive thirteen percent (13%) of the net sales as royalty; provided, however, if Alpex does not market the product in such markets and licenses the product to third parties for resale, we shall receive twenty five percent (25%) of the net sales as royalty. Pursuant to the Exclusive License Agreement with Prenzamax, we are required to pay Prenzamax thirty five percent (35%) of the royalty payments which we receive from Alpex. To date, we have not received any payments from Alpex pursuant to the agreement because Alpex has not filed for regulatory approval in any countries, and we do not anticipate that Alpex will file for such approval in the near future.

After we received approval and launched Suprenza in 2012, we planned to make improvements to our Suprenza formulation. In addition, we planned to use profits generated from the sale of Suprenza for the development and clinical testing program. However, sales of Suprenza have so far been minimal and we have been unable to obtain sufficient funding and therefore, currently, we suspended our plans for the next generation of Suprenza. Currently, we are only developing our hemorrhoid treatment product.

As a condition to obtaining approval for Suprenza, the FDA required us to conduct a post-marketing study on the pharmacokinectic, or PK, parameters of Suprenza ODT in subjects with renal impairment. Drug exposure increases can be expected in patients with renal impairment who are treated with phentermine. However, Suprenza ODT's pharmacokinetics has not been assessed in renal impaired patients. Since obesity can lead to renal failure, there exists a possibility that patients with mild or moderate renal failure may be prescribed Suprenza ODT. Therefore, it is important to assess the changes in the PK parameters of Suprenza ODT in patients with renal impairment. The primary endpoint of this study is the pharmacokinetic assessment of Suprenza ODT in renal impaired patients, and the results of this study would provide important new information to prescribing physicians regarding phentermine dosing and dose adjustments for these at-risk patients.

A clinical research organization has indicated that it will cost approximately $400,000 and 18 months to conduct the renal impairment study. Due to the limited current sales of Suprenza, we requested the FDA waive the renal PK study. In the FDA's letter dated August 28, 2015, the FDA notified us that our request to waive the study was denied because financial hardship was an inadequate reason to justify a waiver of the study. In addition, the FDA restated the FDA's concern that there is a signal of serious risk of increased drug exposure in patients with decreased renal function. If we fail to conduct the post-marketing renal PK study, the FDA may ask us to discontinue selling the product or impose other penalties which they deem suitable.

In general the FDA allows companies to continue selling their product while post-marketing studies are being conducted. Based upon limited sales and usage of our product, we intend to reapply for a waiver of the post-marketing study. However, there can be no assurance that the FDA will release us from such requirement. If our next request to waive the post-marketing studying is denied and we do not have sufficient funding to conduct the study, we will likely discontinue the sale of Suprenza. If we receive sufficient funding and determine to proceed with the renal impairment study, and the results of such study demonstrate safety concerns, we may have to add additional disclosures to our label or alternatively, discontinue the sale of the product.

The co-founder and vice Chairman of Akrimax is Leonard Mazur who is our President, Chief Executive Officer and Chief Operating Officer. Pursuant to the terms of the license agreement, Prenzamax will be solely responsible for the pricing of Suprenza and will have the option to participate in the future development program of Suprenza which may result in a conflict of interest. Although Mr. Mazur does not have any direct management role in Akrimax or Prenzamax, there can be no assurance that Prenzamax will conduct its business affairs in a manner which is beneficial to our company.

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

The FDA's 505(b)(2) New Drug Application Approval Pathway

The FDA's 505(b)(2) New Drug Application, or NDA, approval pathway can be utilized for a wide range of products, especially for those that represent a limited change from a previously approved drug. Further, there are compelling commercial benefits, such as the availability of three years of market exclusivity, to employing a 505(b)(2) regulatory strategy. Depending on the extent of the changes to the previously approved drug and the type of clinical data included in the NDA, the FDA may also grant pediatric exclusivity and orphan drug status. The 505(b)(2) approval pathway was designed by the FDA to encourage innovation while eliminating costly and time-consuming duplicative clinical studies.

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

For some products, FDA's Reference Listed Drug, or RLD, can be relied upon for most of the safety and efficacy information; however, products that were approved with no or limited clinical trials and efficacy studies, and more importantly, those non FDA-approved prescription products that rely on the FDA's Drug Efficacy Study Implementation, or DESI, route to market are subject to various additional pre-clinical, clinical and safety studies.

Our Marketed Product and New Product Candidates

Product	Indication	Current Status	Patent Expiry; Patent Number

Suprenza ODT (phentermine orally disintegrating tablet)	Obesity	Marketed	July 23, 2018; 6,149,938

Hydrocortisone-Lidocaine Cream	Hemorrhoids	In Phase 2 study	TBD

We recently completed dosing patients in a double blind placebo controlled Phase 2 study where we tested six different formulations containing hydrocortisone and lidocaine in various strengths against placebo. There is no assurance that the results of this study will be positive. However, in the event that we obtain positive results, our next step will be to conduct a Phase 2b study to demonstrate efficacy contribution of the two active drugs. This study may require approximately 400 patients, could cost approximately $4.0 million and will require one year to complete. Assuming that the results of this study are positive, we would begin a Phase 3 efficacy study in approximately 600 to 800 patients. The Phase 3 study is the most time consuming study, and we anticipate that it will take approximately 18 months to complete and could cost approximately $8.0 million. Assuming that the Phase 3 study is positive, we intend to conduct several other supporting studies which could cost approximately $3 to $4 million. Since both hydrocortisone and lidocaine are FDA approved drugs, the FDA has permitted us to conduct some of the supporting studies concurrently with the Phase 3 study. In addition to the supporting studies conducted concurrently with the Phase 3 study, other supporting studies may require six months to complete after the completion of the Phase 3 study. If all data results are positive, we anticipate being able to file a New Drug Application in three to four years.

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

Akrimax, founded in 2008, is a privately-held pharmaceutical company, which acquires, develops and markets advanced ethical prescription medications. The management team at Akrimax has extensive industry experience in identifying and developing innovative therapies to help health care professionals improve the lives of their patients. Akrimax has experienced rapid growth in sales due to its attractive product line, highly experienced management team, dedicated sales force and innovative marketing techniques. Akrimax has launched several successful branded generic products which are marketed to physicians by a trained team of sales representatives. In order to bring the best treatments to patients, Akrimax continuously evaluates opportunities to partner with other organizations that strive to improve patient care. With a proven track record of brand growth and success at Akrimax, it seeks and evaluates opportunities to in-license and/or acquire products in a variety of therapeutic areas including:

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

Terms of the license

In November 2011, Citius granted Prenzamax an exclusive, royalty-bearing, transferable license to use and sell Suprenza in the United States and to manufacture or have Suprenza manufactured by third parties for subsequent sale in the United States (the "License"). Prenzamax and its affiliates have the right to sublicense any of the rights granted in this agreement to contract manufacturers, distributors, co-promotion partners, contract sales organizations and other service providers assisting Prenzamax in the commercialization of Suprenza. If Prenzamax or its affiliates grants any such sublicense to a co-promotion partner, it will remain an active participant in the promotion and marketing of the products, and will ensure that the economic return to Citius under this Agreement is the same as if Prenzamax was promoting the product without such co-promotion partner.

All terms which are not defined herein are defined in the Exclusive License Agreement by and between Citius and Prenzamax dated November 15, 2011 which is on file with the SEC.

Pursuant to the terms of the license agreement, Prenzamax shall pay to Citius fifty percent (50%) of the Product EBITDA generated during each Fiscal Quarter during the Term (the "Profit Share Payments"). Each Profit Share Payment shall be accompanied by the Profit Share Statement. Profit Share Payments shall be subject to certain offsets, shall be made on a quarterly basis and shall be paid no later than 45 days following the end of each Fiscal Quarter.

"Product EBITDA" means Product Net Sales, less the following amounts incurred by Licensee or its Affiliates (in each case as calculated by Licensee and its Affiliates in accordance with GAAP, as consistently applied):

(i) Cost of Goods of such Product;

(ii) Selling Expenses;

(iii) Marketing Expenses;

(iv) fees paid to third party distributors, third party logistics providers and shippers (such as shipping to and from wholesalers) and other distribution costs, in each case to the extent related to Product and actually paid by Licensee or its Affiliates;

(v) the amount of FDA fees paid by Licensee as well as any other costs (including, but not limited to, governmental fees and attorney and consultant costs) incurred in connection with obtaining and maintaining any Regulatory Filings and Approvals;

(vi) Development Costs;

(vii) any costs incurred in connection with the prosecution, maintenance, defense or enforcement of any of the Licensed Intellectual Property;

(viii) that portion of any Alpex Royalty paid by Licensee, and any other royalty payments that may be paid by Licensee or its Affiliates in connection with the Product; and

(ix) any costs incurred in connection with the qualification of an alternate manufacturing facility (i.e., other than Alpex) for the Product (including, but not limited to, any fees charged by the Alternate Manufacturing Facility or Licensee's other third party vendors in connection with the qualification of an alternate manufacturing facility).

In addition, the License provides for Development Cost Reimbursement which Prenzamax shall pay to Citius in equal quarterly installments of $115,152 over the course of twelve Fiscal Quarters, starting with the first Fiscal Quarter after the Profitability Date. "Profitability Date" means the date on which four Profit Share Payments have been made to Citius for any four Fiscal Quarters (whether or not such Fiscal Quarters are consecutive). Each installment shall be paid no later than 45 days following the end of each such Fiscal Quarter.

Royalty Payments to Alpex.

Pursuant to the terms of the license agreement, Prenzamax purchases Suprenza from our manufacturer, Alpex S.A. and is responsible for arranging import and custom requirements. Once the product is in the U.S. it is delivered to Prenzamax's third party logistics provider for warehousing, order processing and shipping to the end customers. Prenzamax is responsible for all costs associated with manufacturing, warehousing and distribution. In addition, Prenzamax is also solely responsible for sales and marketing costs associated with Suprenza. These costs include, but are not limited to, preparation of marketing material such as brochures and electronic media as well as advertising and promotional costs including providing samples of products to physicians and patients. A major cost component for Prenzamax is sales force salaries, training and travel expenses. Prenzamax sales professionals call on cardiologists, endocrinologists, primary care physicians and bariatric or weight loss management physicians. None of the sales people are exclusive to any product or physician specialty but are cross trained to sell all of Akrimax's products. Akrimax prepares estimates of time and costs incurred in selling Suprenza and allocates those costs to calculate the Product EBITDA. Product EBITDA is defined as Sales less the Cost of Goods sold, Marketing Expenses and regulatory expenses.

The Company and Akrimax shall each pay fifty percent (50%) of the cost of goods per Suprenza tablet that Alpex or a third party manufactures. In the event tablets are manufactured by a third party, Alpex shall not be entitled to receive any payments for the cost of goods; provided, however, Alpex shall receive a royalty payment in the amount of eight percent (8%) of net sales. In addition, Prenzamax and the Company shall each be responsible for fifty percent (50%) of the royalty due to Alpex.

The Company has the right to market Suprenza in the Territory and Alpex has the right to market Suprenza outside the Territory (defined hereafter) and use clinical data generated by the Company to file for regulatory approvals in markets where the Company is not licensed to sell the Product. Territory means the United States (including all of its states, territories and possessions), Canada and Mexico. We have been granted an exclusive license by Alpex to the Alpex intellectual property defined in our agreement as Alpex patents and Alpex know-how as it applies to our product (the "Alpex IP").We pay royalties to Alpex for the use of the Alpex IP. Upon expiration of the patent and discontinued use of the Alpex IP, including when such Alpex IP comes into the public domain and becomes freely available to us and the public, we will stop paying royalties to Alpex. The Agreement by and between the Company and Alpex shall terminate upon the earlier of (i) July 23, 2018, the date upon which the patent expires and (ii) the discontinued use of the Alpex IP, including when such Alpex IP comes into the public domain.

In addition, we have entered into an agreement with Alpex pursuant to which Alpex may use clinical data generated by the Company to file for regulatory approval in markets where we are not licensed to sell the product. If Alpex sells the product directly to such markets, we shall receive from Alpex thirteen percent (13%) of the net sales as a royalty; provided, however, if Alpex does not market the product in such markets and instead licenses the product to third parties for resale, we shall receive twenty five percent (25%) of the net sales as a royalty.

In the event that Alpex licenses the product to third parties (the "Sublicensee"), we shall first receive our out of pocket cost related to the development, clinical studies, regulatory filings and incidental expenses related to obtaining the regulatory approvals for the Products. Out of pocket costs shall not include salaries and General and Administrative costs incidental to operating the Company. After such costs are recovered, all payments received by Alpex from the Sublicensee after Alpex receives payment for the completion of milestones shall be apportioned as follows: seventy-five percent (75%) of payments shall be paid to Alpex and twenty-five percent (25%) of payments shall be paid to the Company. A milestone is generally understood as a completion of a specific defined task towards the completion of a project or performance of a contract. For example, pursuant to our agreement with Alpex, we are required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA.

Pursuant to the Exclusive License Agreement with Prenzamax, we are required to pay Prenzamax thirty five percent (35%) of the royalty payments which we receive from Alpex. To date, we have not received any payments from Alpex pursuant to the agreement because Alpex has not filed for regulatory approval in any countries, and we do not anticipate that Alpex will file for such approval in the near future. Akrimax has the right to determine the sale price of Suprenza in its sole and absolute discretion. Neither the Company nor Alpex have any discretion with respect to the sale price of Suprenza.

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

If Citius, alone or with or through any of its affiliates or a third party, desires to develop, market or sell any improved form of product containing phentermine we will present the proposal to Prenzamax. Prenzamax will then have a period of thirty (30) days from receipt of the proposal to notify us as to whether it is interested in participating in the performance and funding of the development work in exchange for access to commercialization rights. This is what is commonly known as a right of first refusal ("ROFR"). If Prenzamax is not interested in participating, or if it fails to timely notify Citius of its interest, then we will be permitted to proceed with such development and commercialization with commercial launch to be no earlier than four (4) years after the date that the proposal is submitted and Prenzamax shall have no right to participate in the development or commercialization of any new product and Prenzamax will have no right of access to or use of any data or materials generated in connection with such development work except for the right to submit such data to the Regulatory Authorities.

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

We have been unable to obtain sufficient funding to conduct additional development activities on Suprenza. Because of our limited resources we have decided to focus on the development of the hemorrhoid product first. If we are unable to obtain additional funding in the near future we may not initiate any additional development activity on Suprenza.

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

Our first product, Suprenza, is based on the generic molecule phentermine hydrochloride, a commonly used therapeutic drug for weight loss programs. Phentermine was first introduced in the United States to counter the widespread use of amphetamines which were commonly prescribed for weight loss, especially post pregnancy. Phentermine was found to be far less addictive than amphetamines, safe and equally efficacious and therefore was readily accepted as a standard treatment for obesity. It is currently approved in tablet (37.5 mg) and capsule (15 and 30 mg) dosage forms as a short-term adjunct (6-8 weeks) in a weight loss regimen. Phentermine is prescribed as an adjunct in weight reduction based on exercise, behavioral modification and caloric restriction in the management of exogenous obesity. In several cases, its good safety record and demonstrated effectiveness has led to longer use (10-12 weeks) in physician-directed weight loss programs. Although not approved for the general pediatric population, phentermine is also being used in adolescents. We conducted limited clinical testing of our formulation of Suprenza comparing it to the presently marketed generic formulations and we have demonstrated that Suprenza can be taken with or without water and with or without food. We believe these attributes, which are not offered by the generic formulations are important distinguishing factors making Suprenza an attractive choice.

Currently approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, the over-the-counter version, Alli, marketed by GlaxoSmithKline, phentermine, in several dosage forms and strengths which are available from several generic manufacturers, Qsymia (a combination of topiramate and phentermine HCL) marketed by VIVUS, Inc. and BELVIQ (lorcaserin HCL) marketed by Eisai Inc. Xenical works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. Meridia® (sibutramine) was previously marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA's request. The FDA requested the withdrawal because they believed Meridia's risks were not justified compared with the modest weight loss that patients achieved on the drug. There are several drugs in development for obesity including an investigational drug candidate, Victoza, in Phase 3 clinical trials being developed by Novo Nordisk A/S and several other investigational drug candidates in Phase 2 clinical trials. Amylin Pharmaceuticals, Inc. announced that they have discontinued clinical activities in an ongoing Phase 2 study examining the safety and effectiveness of the investigational combination therapy pramlintide/metreleptin for the treatment of obesity.

Orexigen Therapeutics, Inc. submitted an NDA to the FDA for their investigational obesity drug candidate, Contrave (naltrexone sustained release/bupropion sustained release), which was approved by the FDA in early September 2014. In June 2012, the FDA approved Arena Pharmaceuticals Inc.'s drug, BELVIQ, for chronic weight management in adults who are obese or are overweight with at least one weight related comorbidity condition. BELVIQ may, in the future, be marketed outside of the United States. In July 2012, VIVUS, Inc.'s weight loss drug Qsymia was approved by the FDA, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial BMI of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol. Qsymia incorporates low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Due to certain adverse events observed during the clinical trials, the FDA has imposed marketing restrictions on Qsymia.

Many of these drugs are, or if approved, will be marketed by pharmaceutical companies with substantially greater resources than us.

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competing alternatives. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, the FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with co-morbidities. The lowering of the BMI requirement is likely to make more obese patients eligible for lap band surgery. A lap band is indicated for use in adult patients who have failed more conservative weight reduction alternatives, such as supervised diet, exercise and behavior modification programs. Patients who elect to have this surgery must make the commitment to accept significant changes in their eating habits for the rest of their lives. The potential impact on Suprenza and/or other weight loss pharmacotherapy is unknown. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. If approved, the companies that market these drugs may have substantially greater resources than we have.

Background on Phentermine

Phentermine is approved by the FDA as an appetite suppressant to help reduce weight in obese patients when used short-term (a few weeks) and combined with exercise, diet, and behavioral modification. Based on its extensive clinical usage and relatively low cost, phentermine is considered by many clinicians in the field as the first line drug therapy for obesity. It is typically prescribed for individuals who are at increased medical risk because of their weight, and it works by helping to release certain chemicals in the brain that control appetite. It was approved by the FDA based on the published medical literature available prior to 1962, not on the basis of rigorous clinical safety and efficacy trials that are now generally required. Nevertheless, the safety and efficacy of phentermine has been confirmed in at least nine clinical trials with 2026 adult patients. In addition, its safety and efficacy in children has also been established, reported initially with a 91-patient trial in 1965 and confirmed in an 84-patient trial by another investigator in 1966. In 2004, FDA's Agency for Healthcare Research and Quality, or AHRQ, published an Evidence Report titled "Pharmacological and Surgical Treatment of Obesity." The AHRQ Study consisted of a pooled analysis of the above mentioned clinical trials and it determined that subjects treated with phentermine lost an average of 3.6 additional kilograms of weight compared to placebo (95% CI, 0.6 to 6.0). In assessing the effect on maintenance of weight loss, the authors reported that patients treated with phentermine maintained a "fairly large" weight loss compared to placebo (2.43 kg) after discontinuation of the drug. The authors also concluded that phentermine use, in addition to lifestyle interventions, resulted in a statistically significant, but modest, increase in weight loss. In this review, no side-effect or adverse-event data were reported. For all these reasons, we identified phentermine as the preferred anorectic drug to develop for our new orally disintegrating tablets and for additional formulations to follow.

Phentermine – Market Opportunity

Phentermine is predominantly prescribed by bariatric physicians, meaning physicians whose practice is centered on the causes, prevention, and treatment of obesity. The American Society of Bariatric Physicians, or ASBP, includes approximately 1,600 health care professionals as members, the majority of whom are family medicine, internal medicine or obstetrics and gynecology practitioners. According to IMS, a pharmaceutical industry pricing data collection company, for the twelve month period commencing September 1, 2013 and ending on August 31, 2014 there were 221.8 million tablets and capsules of phentermine of all strengths dispensed in the U.S. This compares to the 235.1 million total dosages dispensed during the twelve months ended August 31, 2015. Phentermine remains a popular choice of physicians, and we believe that a branded phentermine product with important competitive features is a product ideally suited for commercialization by a small specialty sales force.

Suprenza Brand Phentermine – Orally Disintegrating Tablets for Obesity

Suprenza, our first FDA-approved product, is an orally disintegrating tablet, or ODT, formulation of phentermine with several unique, patient-friendly features. Through clinical trials, we have demonstrated that Suprenza can be taken with or without water, with or without food and can be orally disintegrated or swallowed and still produce the same level of drug in the blood and therefore produce efficacy. These features make our Suprenza formulation patient friendly. We believe Suprenza has significant market potential due to these special features and due to the fact that phentermine is the most frequently prescribed drug for the treatment of obesity. We received FDA approval for two dosage strengths of Suprenza (15 and 30 mg) on June 13, 2011, and a third strength (37.5 mg) on March 27, 2012. In addition, U.S. Patent #6,149,938 for Suprenza's ODT formulation is listed in the FDA Orange Book, and one additional U.S. patent for our formulation is pending. There is no generic equivalent for Suprenza and, as a result, drug substitution is limited. We granted a license for the U.S. commercial sales of Suprenza to Prenzamax LLC in November 2011 and Prenzamax launched the 15 and 30 mg tablets nationally in April 2012 and launched the 37.5mg tablets in early 2013. Suprenza ODT was formulated and is manufactured for us by Alpex Pharma SA of Mezzovico, Switzerland.

Suprenza ODT Post-Marketing Studies

In connection with our NDA, we committed to conduct the following two post-marketing studies of Suprenza ODT:

Renal Pharmacokinetics Study

The FDA required that we study the pharmacokinetic, or PK, parameters of Suprenza ODT in subjects with renal impairement. Drug exposure increases can be expected in patients with renal impairment who are treated with phentermine. However, Suprenza ODT's pharmacokinetics has not been assessed in renal impaired patients. Since obesity can lead to renal failure, there exists a possibility that patients with mild or moderate renal failure may be prescribed Suprenza ODT. Therefore, it is important to assess the changes in the PK parameters of Suprenza ODT in patients with renal impairment. The primary endpoint of this study is the pharmacokinetic assessment of Suprenza ODT in renal impaired patients and results of this study will provide important new information to prescribing physicians regarding phentermine dosing and dose adjustments for these at-risk patients. We believe that this is the first such study of phentermine in renal compromised patients and may provide us with label claims and marketing advantages over competing phentermine products.

A clinical research organization has indicated that it will cost approximately $400,000 and 18 months to conduct the renal impairment study. Due to the limited current sales of Suprenza, we requested the FDA waive the renal PK study requirement. In the FDA's letter dated August 28, 2015, the FDA notified us that our request to waive the study was denied because financial hardship was an inadequate reason to justify a waiver of the study. In addition, the FDA restated the FDA's concern that there is a signal of serious risk of increased drug exposure in patients with decreased renal function. If we fail to conduct the post-marketing renal PK study, the FDA may ask us to discontinue selling the product or impose other penalties which they deem suitable.

In general the FDA allows companies to continue selling their product while post-marketing studies are being conducted. Based upon limited sales and usage of our product, we intend to reapply for a waiver of the post-marketing study. However, there can be no assurance that the FDA will release us from such requirement. If our next request to waive the post-marketing studying is denied and we do not have sufficient funding to conduct the study,we will likely discontinue the sale of Suprenza. If we receive sufficient funding and determine to proceed with the renal impairment study, and the results of such study demonstrate safety concerns, we may have to add additional disclosures to our label or alternatively, discontinue the sale of the product.

Drug Utilization Study

Phentermine is classified by the Drug Enforcement Administration, or DEA, as a Category IV controlled substance, the lowest category for addiction and abuse, as a result of its properties as a mild stimulant. Based on this classification, the FDA expressed concern regarding phentermine abuse and addiction. As part of our New Drug Approval, we committed to conducting a study of the annual use of Suprenza ODT for three years after product launch. However, upon further internal analysis, the FDA concluded that such a study is not necessary and informed us that we need not conduct this study.

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

Development Activities to Date

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

•	Initiation of Phase 2 studies – We recently completed dosing of patients for Phase 2 study of our formulation.

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

Manufacturing

We do not currently have and we do not intend to set up our own manufacturing facilities. We expect to use approved contract manufacturers for manufacturing our products in all stages of development after we file for FDA approval. Each of our domestic and foreign contract manufacturing establishments, including any contract manufacturers we may decide to use, must be listed in the New Drug Application "NDA" and must be registered with the FDA. Also, the FDA imposes substantial annual fees on manufacturers of branded products. At present we and our partner, Prenzamax, have agreed to pay these costs equally.

Alpex Supply Agreement

In June of 2008, we entered into a development and supply agreement with Alpex Pharma SA ("Alpex"), of Mezzovico, Switzerland. Under the agreement, Alpex developed the formulations of Suprenza and is manufacturing and supplying the product to our marketing partner, Prenzamax LLC. In November 2011, the agreement was amended such that we now have the right to have Alpex transfer the technology to a third party for manufacture and supply of the product. Also, if Alpex fails to supply the product, we may use an alternate manufacturer for our supply of such products until Alpex is able to resume production.

The Alpex facility has been inspected by several regulatory agencies including the FDA for compliance with cGMP. Currently, Alpex is the primary manufacturer for Suprenza and has supplied sufficient quantities to meet the demand for our products to date.

IGI Laboratories Supply Agreement

IGI Laboratories, Inc. of Buena, New Jersey ("IGI"), a developer and manufacturer of prescription topical drugs for the development of hydrocortisone and lidocaine cream formulations, has expertise in developing topical products in a wide range of dosage forms, including topical solutions, creams, ointments and gels.

We received a quote from IGI to formulate various prototypes of our product for us to conduct Phase 2 studies. We accepted the terms and conditions defined in the quotation and IGI manufactured and developed prototypes of our product for Phase 2 studies. We have not entered into any other agreements with IGI. For our future needs, we may continue our relationship with IGI or we may seek a different manufacturer.

Sources and Availability of Raw Materials and Clinical Supplies

In general, our suppliers purchase raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us. We have entered into a supply agreement with Alpex pursuant to which Alpex supplies us with the active pharmaceutical ingredient, or API, for phentermine hydrochloride. Alpex currently has one source of supply for API, Siegfried (USA), Inc., a U.S. based manufacturer ("Siegfried"). There are several other sources of phentermine hydrochloride API, and if Alpex is unable to obtain the API from Siegfried, it will have to qualify another source. Qualification of alternate source is costly and a time consuming process. Alpex generally maintains enough API on hand to meet our projected forecast for several months and we do not expect supply disruptions.

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

In November 2011, we entered into an exclusive license agreement with Prenzamax LLC ("Prenzamax"), pursuant to which we granted to Prenzamax a license for sales of Suprenza in the U.S. Prenzamax's performance of this agreement is guaranteed by Akrimax LLC ("Akrimax"), a specialty pharmaceuticals sales and marketing company. Akrimax has several branded and branded-generic products that are being sold to cardiologists, endocrinologists and general practitioners. Suprenza is sold by the Akrimax sales force which consists of approximately 40 sales and marketing professionals. The exclusive license agreement provides that all of the sales and marketing expenses will be incurred and borne by Prenzamax. Both we and Prenzamax will equally share the expenses related to FDA establishment fees, product fees and post-marketing studies and the resulting earnings will be shared equally by us and Prenzamax. The co-founder and Vice Chairman of Akrimax is Leonard Mazur, our Chief Executive Officer, President and Chief Operating Officer. See "Related Party Transactions".

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

Suprenza Intellectual Property

Suprenza is based on the know-how, technology and intellectual property, including patents, owned by Alpex Pharma S.A. All of the intellectual property used for Suprenza is owned by Alpex and licensed to us pursuant to a licensing agreement. We do not generate any data or encounter discoveries that could be patented and have not filed and do not expect to file any patents with respect to Suprenza which will be owned by the Company. We are dependent on the ability and competence of Alpex and other third parties for the continued development of Suprenza. Suprenza is covered by the following issued and pending patents. We have listed the issued patent, U.S. #6,149,938, titled "Process for the preparation of a granulate suitable to the preparation of rapidly disintegrable mouth-soluble tablets and compositions obtained thereby" in the FDA's publication called "Approved Drug Products with Therapeutic Equivalence Evaluations" otherwise known as the "Orange Book". We also have a pending patent titled "Solid Dosage formulations containing weight-loss drugs" which, if granted, will be listed in the Orange Book. There is no assurance that additional patents will be granted, or if granted, that they will be enforceable.

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

In addition some of our product candidates are combination prescription drugs. To test these products we will need to comply with the FDA's regulation that we show contribution of each active drug in the formulation and that the combination provides superior efficacy compared to individual drugs taken alone. This means that our clinical trials for our product candidates will need to evaluate the combination as compared to each component separately and to placebo.

New Drug Application

The results of product development, preclinical studies, manufacturing process and clinical trials are submitted to the FDA as part of an NDA. The cost of preparing and submitting an NDA is substantial. The Prescription Drug User Fee Act, requires the payment of user fees with the submission of NDAs, including 505(b)(2) NDAs. These application fees are substantial ($1,841,500 in the FDA's Fiscal Year 2012) and will likely increase in future years. Manufacturers and sponsors of approved drugs are subject to annual product and establishment fees of $520,100 per manufacturing establishment and $98,970 per product.

Upon completion of its review of the NDA, FDA issues an approval letter. If the FDA is not satisfied with the information provided in the application it issues a Complete Response Letter, or CRL. A complete response letter outlines the deficiencies in the submission and may require additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to products previously approved by the FDA, an applicant may file an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Act. This statutory provision permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely upon the FDA's findings of safety and effectiveness for previously approved products. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) applicant has its own data.

Applications filed pursuant to Section 505(b)(2) are assessed by the FDA on a case by case basis. The application process commences upon a company submitting a Pre IND letter to the FDA outlining its program, objectives and the course of action to be taken. The FDA responds by scheduling a meeting and requesting an expanded briefing package which further summarizes our proposal. After receiving the package, the FDA schedules a meeting to discuss steps necessary to file the New Drug Application. This process takes up to six months and costs between $100,000 and $500,000. Although each product is unique and is assessed on a case by case basis, the following steps are typically required to achieve FDA approval:

1.

Phase 1 – Full pre-clincial or toxicology studies are generally not required if the drug is already approved. However, depending on the proposed modification, the FDA may require 3 month to 12 month studies which can cost between $500,000 and $2 million.

2.

Phase 2 – These studies are usually necessary in small patient populations to test the hypothesis and obtain sufficient information to design Phase 3 studies. These studies can cost between $2 million to $6 million and require approximately 12 months to complete.

3.

Phase 3 – Efficacy or Phase 3 studies are costly and time consuming. Even though a drug has been previously approved and determined to be efficacious, there is always a possibility that the proposed drug modification may not demonstrate efficacy. Phrase 3 studies can cost between $10 million to $30 million and require approximately 18 months to complete.

The FDA requires companies to perform additional studies or measurements to support the change from the approved product. We submitted our initial NDA for Suprenza under Section 505(b)(2), based on bioequivalence studies which we conducted and safety information that has been collected for the approved drug product that is incorporated in this product candidate. To the extent that a Section 505(b)(2) application relies on the FDA's finding of safety and effectiveness of a previously-approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book. Specifically, the applicant must certify when the application is submitted that: (1) there is no patent information listed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the product. A certification that the new product will not infringe the already approved product's Orange Book listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the patent holder and the original NDA holder. In the event that the patent holder or NDA holder files a patent infringement lawsuit against the applicant within 45 days of its receipt of our paragraph IV notification, such lawsuit would automatically prevent the FDA from approving the applicant's Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. Any such patent infringement lawsuits could be costly, take a substantial amount of time to resolve and divert management resources.

Product approvals based on new clinical investigation are granted three years of Hatch-Waxman marketing exclusivity. Under this form of exclusivity, the FDA is precluded from approving a competing generic drug application or, in some cases, a competing 505(b)(2) application. However the FDA can accept and commence review of such applications during the three year exclusivity period and grant the approval concurrent with the expiration of the exclusivity period. Further, if another company obtains approval for either product candidate for the same indication we are studying before we do, our approval could be blocked until the other company's Hatch-Waxman marketing exclusivity expires.

Pediatric Information

Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. The Best Pharmaceuticals For Children Act, or BPCA, provides sponsors with an additional six (6) month period of market exclusivity on all forms of the drug containing the active ingredient, if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA. In order to receive the BPCA exclusivity, the drug must have other existing patent or exclusivity protection in effect.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. We and our contract manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA's cGMP regulations. cGMP regulations require, among other things, quality control, and quality assurance.

Risk Evaluation and Mitigation Strategy Programs

The FDA can require a drug-specific Risk Evaluation and Mitigation Strategy, or REMS to ensure the benefits of the drug outweighs the risks. In determining whether a REMS is necessary, the FDA considers the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, a sponsor must submit a proposed REMS as part of its application, or if the request is made post-approval, not later than 120 days after the FDA notifies the drug sponsor. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug's risks, limitations on how a drug may be prescribed or dispensed or other measures that the FDA deems necessary to assure the safe use of the drug. REMS programs must be evaluated on an ongoing basis and the FDA may require changes needed to address ongoing safety issues or corrective actions to address any noncompliance.

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

We operate our business in the United States and do not conduct studies in other countries. In addition, we do not sell our product, directly or indirectly, in other countries. As such, we are not subject to foreign regulations.

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

Employees

As of the date of this Annual Report, we have one (1) employee in a senior management position and we employ one (1) part-time consultant for business development purposes. We also have two (2) part-time consultants in accounting and finance. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employee and consultants to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Other Information

While the Company was not previously subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), it filed certain reports with the Securities and Exchange Commission ("SEC") on a voluntarily basis. On October 22, 2015, the Company registered its Common Stock under the Exchange Act and the filing of the reports with the SEC became mandatory. You may read and copy these reports and other information at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC's website at http://www.sec.gov. Our internet address is http://www.citiuspharma.com.

Item 1A. Risk Factors

Risks related to our Business and our Industry

Citius has a history of net losses and expects to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

Citius was formed as a limited liability company in 2007 and has only a limited operating history. Our ability to become profitable depends upon our ability to generate revenues from sales of our product candidates. Citius has been focused on product development and has not generated any revenues to date. Citius has incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets and shareholders' deficit. The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. Citius incurred net losses of $2,902,268 for the year ended September 30, 2015, $737,727 for the nine months ended September 30, 2014 and $1,288,003 for the year ended December 31, 2013, respectively. At September 30, 2015, Citius had a stockholders' deficit of $635,213 and an accumulated deficit of $9,040,549. Citius' net cash used for operating activities was $2,385,416 for the year ended September 30, 2015, $183,164 for the nine months ended September 30, 2014 and $1,095,266 for the year ended December 31, 2013, respectively.

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

Our auditors have issued a "going concern" audit opinion.

Our independent registered accountants have indicated, in their report on our September 30, 2015 financial statements, that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Currently, we do not have sufficient capital to continue our operations for the next twelve months. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. We have received gross proceeds of approximately $3.6 million to date from our Private Placements, which we expect to continue. If we fail to raise additional funds, our development programs will be materially curtailed. In such event, we expect that we will only be able to conduct a very limited clinical evaluation of our hydrocortisone/lidocaine program. Since this study will involve only a small number of patients, we may not get meaningful and productive data or we may get misleading results.

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

We will need to access the capital markets in the future for additional capital for research and development and for operations. Traditionally, pharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past several years have severely restricted raising new capital and have affected companies' ability to continue to expand or fund existing research and development efforts. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products.

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

There are no guarantees that we will be successful in completing these tasks. If we are unable to successfully complete these tasks, we may not be able to commercialize any of our product candidates in a timely manner, or at all, in which case we may be unable to generate sufficient revenues to sustain and grow our business. Because of our limited resources, we have decided to focus on the development of our hemorrhoid product prior to developing the next generation of Suprenza products. If we are unable to obtain additional funding and/or manage our spending, we may not be able to initiate any additional development activity on Suprenza. If we experience unanticipated delays or problems, our development costs could substantially increase and our business, financial condition and results of operations will be adversely affected.

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

We have received FDA approval for our first product, Suprenza. However, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates that are under development and will be further developed using the proceeds of our private placements and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

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

There is typically a high rate of attrition from the failure of product candidates proceeding through clinical trials. In addition, certain subjects in our clinical trials may respond positively to placebo treatment – these subjects are commonly known as "placebo responders" – making it more difficult to demonstrate efficacy of the test drug compared to placebo. This effect is likely to be observed in the treatment of obesity and hemorrhoids. If any of our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of that product candidate. If we abandon or are delayed in our development efforts related to any of our product candidates, we may not be able to generate any revenues, continue our operations and clinical studies, or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

If we are unable to file for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing additional NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our additional product candidates and therefore possibly obtain a shortened review period for the applications. The timeline for filing and review of our NDAs is based upon our plan to submit those NDAs under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, wherein we will rely in part on data in the public domain or elsewhere. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

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

Even if we receive regulatory approval to commercialize our product candidates, post-approval marketing and promotion of products is highly regulated by the FDA, and marketing campaigns which violate FDA standards may result in adverse consequences.

Post-approval marketing and promotion of drugs, standards and regulations for direct-to-consumer advertising, dissemination of off-label product information, industry-sponsored scientific and educational activities and promotional activities via the Internet are heavily scrutinized and regulated by the FDA. Drugs may only be marketed for approved indications and in accordance with provisions of the FDA approved labels. Failure to comply with such requirements may result in adverse publicity, warning letters issued by the FDA, and civil or criminal penalties. In 2014 we received a letter from the FDA notifying us that we were in breach of post-marketing regulations with respect to the promotion and advertisement of Suprenza. The FDA demanded that we immediately cease violating the Federal Food, Drug and Cosmetics Act, and we, along with our marketing partner Prenzamax, took actions necessary to remedy the violation.

The FDA notified us that in light of the actions which were taken to remedy the violation, we are no longer in violation of the Federal Food, Drug and Cosmetics Act and the matter has been closed. The FDA's determination was based upon representations we made and supporting documents which we provided to the FDA assuring the FDA that we have taken corrective action. We believe that we have presented all of the information and that our corrective actions are appropriate and adequate. In the event the FDA discovers repeat or new violations, we could face stiffer penalties in the future including the FDA's issuance of a cease and desist order, impounding of our products, and civil or criminal penalties.

We cannot be certain that we, or our marketing partner Prenzamax, will, in the future, be able to comply with post-marketing regulations or other FDA regulatory requirements. If we, Prenzamax or our future partners are not able to comply with such requirements, the FDA may issue a warning letter which may require us to stop our clinical trials and/or the sale of our drug, require us to recall our drug from distribution or result in withdrawing approval of the NDA for such drug. Any of the foregoing actions by the FDA may adversely affect our business, financial condition and results of operation.

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

Our agreement with Prenzamax may result in a conflict of interest.

In November 2011, we entered into an exclusive license agreement with Prenzamax LLC, pursuant to which we granted Prenzamax a license for sales of Suprenza in the U.S. Prenzamax's performance of this agreement is guaranteed by Akrimax LLC. The co-founder and vice Chairman of Akrimax is Leonard Mazur who is our President, Chief Executive Officer and Chief Operating Officer. In connection with the license agreement, Prenzamax will be solely responsible for the pricing of Suprenza and will have the option to participate in the future development program of Suprenza. There may be a conflict of interest in what may be beneficial to the Company and to Prenzamax. There can be no assurance that Prenzamax will choose the option that best suits the Company.

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

Hydrocortisone creams are available from strengths ranging from 0.5% to 2.5% and lidocaine creams are also available in strengths up to 5%. From our market analysis and discussions with a limited number of physicians, we know that patients sometimes obtain two separate cream products and co-administer them as prescribed, giving them a combination treatment which could be very similar to what we intend to study and seek approval for. As a branded, FDA-approved product with safety and efficacy data, we intend to price our product substantially higher than the generically available individual creams. We will then have to convince third-party payers and pharmacy benefit managers of the advantages of our product and justify our premium pricing. We may encounter resistance from these entities and will then be dependent on patients' willingness to pay the premium and not seek alternatives. In addition, pharmacists often suggest lower cost prescription treatment alternatives to both physicians and patients. Our 505(b)(2) approval and the market exclusivity we may receive will not guarantee that such alternatives will not exist, that substitution will not occur, or that there will be immediate acceptance to our pricing by payer formularies. We expect the same resistance with regard to our phentermine product where several cheaper generics are already commercially available and physicians have extensive experience in prescribing these products.

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

We depend upon Alpex Pharma, S.A. ("Alpex") to supply us withthe active pharmaceutical ingredient, or API, for phentermine hydrochloride which makes us vulnerable to the extent we rely upon Alpex for API.

In general, our suppliers purchase raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us. We have entered into a supply agreement with Alpex pursuant to which Alpex supplies us with the active pharmaceutical ingredient, or API, for phentermine hydrochloride. Alpex currently has one source of supply for API, Siegfried (USA), Inc., a U.S. based manufacturer ("Siegfried"). If Alpex can no longer obtain API from Siegfried or if Siegfried refuses to continue to supply to Alpex on commercially reasonable terms or at all, Alpex will have to qualify another supplier. Qualification of alternate sources is costly and a time consuming process. If Alpex cannot find a replacement supplier, our margins and our profitability may be adversely affected. Although management believes there are several other potential sources of API, there can be no assurance that Alpex can obtain API from such suppliers upon favorable terms, or at all.

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

In addition, before any of our collaborators can begin to commercially manufacture our product candidates, each must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA's Current Good Manufacturing Practices, or cGMP, and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. Our contracted manufacturing facilities must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre- approval inspection might significantly delay FDA approval of our products. If any of our collaborators fails to comply with these requirements, we would be subject to possible regulatory action which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations might be materially harmed.

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
•

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have complete control over third-party manufacturers' compliance with these regulations and standards;

•

If any third-party manufacturer makes improvements in the manufacturing process for our products, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors;

•	Operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including a bankruptcy of the manufacturer or supplier, and
•	We might compete with other companies for access to these manufacturers' facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

As of the date of this annual report, we have one (1) employee and one (1) part-time consultant for business development purposes. We also have two (2) part-time consultants in accounting and finance. In addition, we utilize the services of a clinical management ream on part time basis to assist us in managing our current on-going phase 2 trial. While we believe this will provide us with sufficient staffing for our current development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

In addition, we may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers. Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of the shares of Company Common Stock on any stock exchange or quotation platform other than OTC Markets or the OTCQB where the Company's shares are currently quoted (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

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

Product candidates and approved products such as ours are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. The FDA regulates small molecule chemical entities, whether administered orally, topically or by injection, as drugs, subject to an NDA, under the Federal Food, Drug, and Cosmetic Act. If product candidates and approved products such as ours are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation. Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. Our collaborators or we must obtain and maintain regulatory authorization to conduct clinical trials and approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires submitting extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product's safety and efficacy for each intended use. The development and approval process might take many years, requires substantial resources, and might never lead to the approval of a product. Even if we are able to obtain regulatory approval for a particular product, the approval might limit the indicated medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, might require further regulatory review and approval. Once obtained, any approvals might be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

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

In connection with our NDA, we committed to conducting two post-marketing studies of Suprenza ODT. The FDA required us to conduct a drug utilization study because phentermine is classified by the Drug Enforcement Administration, or DEA, as a Category IV controlled substance, and the FDA expressed concern regarding the potential for phentermine abuse and addiction. We prepared and submitted protocols for this study to the FDA however, upon further internal analysis, the FDA concluded that such a study is not necessary and informed us that we need not conduct this study.

In addition, the FDA required that we study the pharmacokinetic, or PK, parameters of Suprenza ODT in subjects with renal impairment. Drug exposure increases can be expected in patients with renal impairment who are treated with phentermine. However, Suprenza ODT's pharmacokinetics has not been assessed in renal impaired patients. Since obesity can lead to renal failure, there exists a possibility that patients with mild or moderate renal failure may be prescribed Suprenza ODT. Therefore, it is important to assess the changes in the PK parameters of Suprenza ODT in patients with renal impairment. The primary endpoint of this study is the pharmacokinetic assessment of Suprenza ODT in renal impaired patients, and the results of this study will provide important new information to prescribing physicians regarding phentermine dosing and dose adjustments for these at-risk patients.

A clinical research organization has indicated that it will cost approximately $400,000 and take 18 months to conduct the renal impairment study. Due to the limited current sales of Suprenza, we requested the FDA waive the renal PK study requirement. however, our request was denied. In the FDA's letter dated August 28, 2015, the FDA notified us that our request to waive the study was denied because financial hardship was an inadequate reason to justify a waiver of the study. In addition, the FDA restated the FDA's concern that there is a signal of serious risk of increased drug exposure in patients with decreased renal function. If we fail to conduct the post-marketing renal PK study, the FDA may ask us to discontinue selling the product or impose other penalties which they deem suitable.

In general, the FDA allows companies to continue selling their product while post-marketing studies are being conducted. Based upon limited sales and usage of our product, we intend to reapply for a waiver of the post-marketing study. However, there can be no assurance that the FDA will release us from such requirement. If our next request to waive the post-marketing studying is denied and we do not have sufficient funding to conduct the study, we will likely discontinue the sale of Suprenza. If we receive sufficient funding and determine to proceed with the renal impairment study, and the results of such study demonstrate safety concerns, we may have to add additional disclosures to our label or alternatively, discontinue the sale of the product. Adding additional disclosures to our label will delay the timeline for when our product reaches the market. A delay in our product reaching the market or the discontinuance of the sale of Suprenza will result in a material adverse effect to our business, financial condition and results of operation.

We might not obtain the necessary U.S. regulatory approvals to commercialize any additional product candidates.

We have received FDA approval for the sale of our first product, Suprenza. We cannot assure you that we will receive the approvals necessary to commercialize for sale any additional product candidates, or any additional product candidate we acquire or develop in the future. We will need FDA approval to commercialize our additional product candidates in the U.S. In order to obtain FDA approval of any additional product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in additional drugs that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the product approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any additional approvals we obtain. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our future approved drugs, if any, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer's facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including, withdrawal of the drug from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

We have an agreement with Alpex Pharma S.A. ("Alpex") to supply our Suprenza tablets. The Alpex manufacturing sites have been inspected by the U.S. FDA and corresponding EU authorities. If Alpex is unable to maintain ongoing FDA or local or foreign regulatory compliance, or manufacture Suprenza tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of Suprenza will be adversely effected, which in turn could have a detrimental impact on our financial results.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials of $2 million per occurrence and in the aggregate, subject to a deductible of $50,000 per occurrence. There can be no assurance that our existing insurance coverage will extend to our other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time consuming and expensive, may damage our reputation in the marketplace, and would likely divert management's attention.

Risks Related to our Intellectual Property

Our Suprenza tablets could face generic competition before the patent protecting them expires on July 23, 2018.

On May 17, 2013, we received notification from Zydus that Zydus had submitted Abbreviated New Drug Application No. 204663 to the FDA seeking approval to engage in the commercial manufacture, use or sale of generic versions of the 15 mg and 30 mg dosages of our Suprenza® tablets. The notification informed us that Zydus was seeking to manufacture and sell its generic product prior to the expiration of U.S. Patent No. 6,149,938 (the "938 patent") which is listed in the Orange Book and covers Suprenza®, and that the Zydus ANDA contained a certification that its proposed generic product does not infringe the '938 patent ("Paragraph IV Certification"). On June 19, 2013, we received a separate notification from Zydus that it was also pursuing approval for the 37.5 mg dosage of Suprenza® under the same-numbered ANDA, with a separate Paragraph IV Certification. In response, within 45 days of receiving the first notification from Zydus, we and our partners (Alpex Pharma, S.A. and Prenzamax, LLC), filed suit against Zydus and its parent Cadila Healthcare Limited (d/b/a Zydus Cadila) in Federal District Court in Delaware and New Jersey for infringement of the '938 patent pursuant, pursuant to the Hatch-Waxman statutory regime. We promptly notified the FDA of the initiation of this lawsuit and, pursuant to the statute, Zydus's ANDA for a generic version of Suprenza® cannot be approved by the FDA for 30 months from our receipt of Zydus' Paragraph IV notice letters while this lawsuit proceeds.

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

On November 24, 2015, a petition for inter partes review (the "Petition") was filed by Mr. J. Kyle Bass and Mr. Erich Spengenberg with the Patent Trial and Appeal Board (the "PTAB") of the U.S. Patent and Trademark Office ("USPTO"), challenging claims of U.S. Patent No. 8,440,170 (the "170 Patent"), titled "Orally Disintegrating Tablets with Speckled Appearance," which patent is owned by Alpex Pharma and is licensed by the Company. The inter partes review procedure allows a party to challenge the patentability of a patent before the PTAB. A patentability trial will commence if the PTAB decides to institute the inter partes review proceedings after considering the Petition and Alpex's preliminary response to the Petition. Pursuant to our agreement with Alpex, it is Alpex' primary responsibility to defend the patents. Alpex is reviewing its options and will inform us of its decision accordingly. If Alpex elects to not defend this patent, then we have the right to do so. The 170 patent relates to the appearance of the Suprenza tablets and we believe that loss of this patent will not have any material impact on Suprenza sales. Since we have already settled with Zydus on the main patent and we fully expect to have competition to our Suprenza, we are unlikely to defend this patent.

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

If we and our strategic manufacturing partner, Alpex, do not obtain protection for our respective intellectual property rights, our competitors might be able to take advantage of our research and development efforts to develop competing drugs. Our success, competitive position and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. To date, we exclusively license one patent from Alpex. We also have the exclusive right to one pending patent from Alpex. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

•	Our patent rights might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;
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

We rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, collaborators, supplies, and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by our competitors. We might be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and divert management's attention from our operations.

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

Risks Related to Our Common Stock, Liquidity Risks and Reverse Acquisition

Our securities will be deemed to be "Penny Stock" and subject to specific rules governing their sale.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to Company, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for shareholders to dispose of the Company's Common Stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

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

Compliance with the reporting requirements of federal securities laws can be expensive.

While the Company was not previously subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, it filed certain reports with the Securities and Exchange Commission ("SEC") on a voluntary basis. On October 22, 2015, the Company registered its Common Stock under the Exchange Act and the filing of the reports with the SEC became mandatory. The quotation of the Company's common stock on the OTCQB is contingent upon the Company staying current on such Exchange Act filings. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately-held. In addition, the Company will incur substantial expenses in connection with the preparation of its Registration Statement and related documents with respect to the registration of resale of the Common Stock sold in our Private Placements.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, shareholders could lose confidence in the Company's financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and to be able to detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company's internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause shareholders to lose confidence in the Company's reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company's stock.

The price of the Common Stock may become volatile, which could lead to losses by shareholders and costly securities litigation.

The trading price of the Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in the Company's operating results;
•	announcements of developments by the Company or its competitors;
•	the completion and/or results of the Company's clinical trials;
•	regulatory actions regarding the Company's products
•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting the Company's industry;
•	additions or departures of key personnel;
•	introduction of new products by the Company or its competitors;
•	sales of the Company's Common Stock or other securities in the open market; and
•	other events or factors, many of which are beyond the Company's control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such a company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management's attention and resources, which could harm the Company's business and financial condition.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the Common Stock.

In the future, the Company may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue an aggregate of 90,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of December 1, 2015, there are 34,701,220 shares of Common Stock outstanding, 7,020,438 shares underlying the Investor Warrants issued in the Private Placements, 680,013 shares issuable upon the exercise of the Placement Agent Unit Warrants, 680,013 shares issuable upon the exercise of the warrants underlying the Placement Agent Unit Warrants, 1,000,000 shares underlying the Placement Agent Share Warrants issued in connection with investment banking services, 3,300,000 shares underlying the options granted to our President and CEO, Leonard Mazur, 800,000 shares underlying options granted to directors, and 600,000 shares underlying options granted to consultants. The Company may also issue additional shares of its Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that the Company will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock are currently quoted on the OTCQB, which is one of OTC Markets' three marketplaces for trading over-the-counter stocks.

The Common Stock is controlled by insiders.

As of December 1, 2015, the former managing members of Citius Pharmaceuticals, LLC beneficially own approximately 46% of our outstanding shares of Common Stock and the Company's current officer and directors beneficially own approximately 7% of our outstanding shares of Common Stock. Such concentrated control of the Company may adversely affect the price of the Common Stock. If you acquire Common Stock, you may have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of the Common Stock.

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

The Company's Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. The Company's Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock without further stockholder approval. As a result, the Company's Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of the Common Stock. In addition, the Company's Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than the Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of the Common Stock or result in dilution to our existing stockholders.

If and when our Registration Statement No. 333-206903 becomes effective, there will be a significant number of shares of Common Stock eligible for sale, which could depress the market price of such shares.

Following the effective date of our Registration Statement No. 333-206903, a large number of shares of Common Stock will be available for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

We have broad discretion on how we use the proceeds we received in our Private Placements.

Our management has broad discretion on how to use and spend any proceeds we receive from our Private Placements and may use the proceeds in ways that differ from the proposed uses discussed in this filing. Our stockholders may not agree with our decision on how to use such proceeds. If we fail to spend the proceeds effectively, our business and financial condition could be harmed and we may need to seek additional financing sooner than expected.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company's common stock.

The Company files reports under the Exchange Act and its common stock is eligible for quotation on the OTCQB. However, there is no regular active trading market in the Company's common stock, and we cannot give any assurance that an active trading market will develop. In October 2015, the Company's Common Stock traded on only four days for an aggregate volume of 5,900 shares. If an active market for the Company's common stock develops, there is a significant risk that the Company's stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income are below analysts' expectations;
•	general economic slowdowns;
•	sales of large blocks of the Company's common stock; and
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Because we became a public company by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a "reverse acquisition", securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

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

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

As an issuer of "penny stock", the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

On May 17, 2013, we received notification from Zydus Pharmaceuticals (USA) Inc. ("Zydus") that Zydus had submitted Abbreviated New Drug Application No. 204663 to the FDA seeking approval to engage in the commercial manufacture, use or sale of generic versions of the 15 mg and 30 mg dosages of our Suprenza® tablets. The notification informed us that Zydus was seeking to manufacture and sell its generic product prior to the expiration of U.S. Patent No. 6,149,938 (the "'938 patent") which is listed in the Orange Book and covers Suprenza®, and that the Zydus ANDA contained a certification that its proposed generic product does not infringe the '938 patent ("Paragraph IV Certification"). On June 19, 2013, we received a separate notification from Zydus that it was also pursuing approval for the 37.5 mg dosage of Suprenza® under the same-numbered ANDA, with a separate Paragraph IV Certification.

In response, within 45 days of receiving the first notification from Zydus, we and our partners (Alpex Pharma, S.A. and Prenzamax, LLC), filed suit against Zydus and its parent Cadila Healthcare Limited (d/b/a Zydus Cadila) in Federal District Court in Delaware and New Jersey for infringement of the '938 patent pursuant, pursuant to the Hatch-Waxman statutory regime.

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

On November 24, 2015, a petition for inter partes review (the "Petition") was filed by Mr. J. Kyle Bass and Mr. Erich Spengenberg with the Patent Trial and Appeal Board (the "PTAB") of the U.S. Patent and Trademark Office ("USPTO"), challenging claims of U.S. Patent No. 8,440,170 (the "170 Patent"), titled "Orally Disintegrating Tablets with Speckled Appearance," which patent is owned by Alpex Pharma and is licensed by the Company. The inter partes review procedure allows a party to challenge the patentability of a patent before the PTAB. A patentability trial will commence if the PTAB decides to institute the inter partes review proceedings after considering the Petition and Alpex's preliminary response to the Petition. Pursuant to our agreement with Alpex, it is Alpex' primary responsibility to defend the patents. Alpex is reviewing its options and will inform us of its decision accordingly. If Alpex elects to not defend this patent, then we have the right to do so. The 170 patent relates to the appearance of the Suprenza tablets and we believe that loss of this patent will not have any material impact on Suprenza sales. Since we have already settled with Zydus on the main patent and we fully expect to have competition to our Suprenza, we are unlikely to defend this patent.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not traded during the nine months ended September 30, 2014 and the year ended December 31, 2013. We were quoted under the ticker symbol TRLO.QB through October 9, 2014. On October 10, 2014, our ticker symbol changed to CTXR.QB.

Our common stock traded on a limited basis during the year ended September 30, 2015. The following table sets forth the range of the high and low bid quotations of our common stock for the last four fiscal quarters, as reported by the OTCQB:

	High	Low
Quarter ended December 31, 2014	$10.01	$0.0002
Quarter ended March 31, 2015	$2.00	$0.80
Quarter ended June 30, 2015	$1.80	$1.00
Quarter ended September 30, 2015	$1.75	$1.70

On December 1, 2015, the closing bid price of our common stock as reported by the OTCQB was $1.20 per share.

Holders of Common Stock

We are authorized to issue 90,000,000 shares of common stock, $0.001 par value per share. As of December 1, 2015, we have 34,701,220 shares of common stock issued and outstanding and there are approximately 81 shareholders of record of the Company's common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 12, 2014, we adopted the 2014 Stock Incentive Plan (the "2014 Plan"). Under the 2014 Plan we are authorized to issue up to 13,000,000 shares of our common stock to employees, directors, consultants and advisors in exchange for consideration in the form of services (See Item 11 – "Executive Compensation"). As of September 30, 2015, we have issued 3,900,000 options pursuant to the 2014 Plan.

Recent Sales of Unregistered Securities

Between July 12, 2010 and March 25, 2013, Citius issued convertible promissory notes in the aggregate principal amount of $1,685,000, including $850,000 to Dr. Geoffrey Clark, Citius's former Chief Medical Officer, and $835,000 to Dr. Reinier Beeuwkes, Citius's former Chief Executive Officer. The convertible notes accrued interest at 3% per year, were payable on demand commencing 10 years after issuance, and were convertible into common stock following a reorganization or conversion into a corporation, at a conversion price equal to the greater of the fair market value or $0.25 ($0.60 if the common stock trade is traded on a national securities exchange). The outstanding convertible notes and accrued interest were converted into 3,061,355 Citius Membership Interests on July 31, 2014.

In April 2013, Citius issued a subordinated convertible promissory note in the principal amount of $350,000 to Lifestyle Healthcare LLC. The note accrued interest at 10% per year and was payable on demand any time after April 2014. The note and accrued interest was converted into 606,531 Citius Membership Interests on July 31, 2014.

On November 19, 2013, Citius issued two promissory notes, each in the principal amount of $300,000, to Dr. Geoffrey Clark and Dr. Reinier Beeuwkes, respectively. Each note bears interest at the rate of 5% per year. The principal amount of each note, together with accrued interest with respect to the amount of principal due, was payable in December 2014.

In May 2014, Citius sold 200,000 Membership Interests to Leonard Mazur for a purchase price of $50,000.

On September 12, 2014, in connection with the Reverse Acquisition, each Citius Membership Interest was exchanged for one share of our Common Stock.

On September 12, 2014, we sold 3,400,067 Units for a purchase price of $0.60 per Unit, each Unit consisting of one share of common stock and one five-year warrant (the "Investor Warrants") to purchase one share of common stock at an exercise price of $0.60, (the "Private Offering"). As of September 12, 2014, we raised gross proceeds of $2,040,040. The exercise price of the Investor Warrants is subject to adjustment, for up to one year, in the event that we sell common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants are redeemable by us at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) our Common Stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) we provide 20 trading days prior notice of the redemption and the closing price of our Common Stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of Common Stock are registered.

On September 12, 2014, the Company issued its President and CEO options to purchase 3,300,000 shares of common stock at $.45 per share pursuant to the 2014 Plan.

On December 31, 2014, note holders requested conversion of $600,000 in Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Between March 19, 2015 and September 30, 2015, we sold an aggregate of 2,837,037 Units at $0.54 per Unit and an aggregate of 200,000 Units at a price of $0.60 per Unit.

Between October 1, 2015 and November 20, 2015, we sold an additional 416,667 Units for a purchase price of $0.54 per Unit and 166,667 Units for a purchase price of $0.60 per Unit.

The transactions described above were exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2015, which is the fourth quarter of our fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K. Management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Risk Factors" in Item 1A in this Form 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this report.

Historical Background

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a pharmaceutical company focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC's inception through September 30, 2015, were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

Through September 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. The Company has not yet realized any revenues from its planned principal operations.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood in the industry as a completion of a specific defined task towards the completion of a project or performance of a contract. Pursuant to our agreement with Alpex, we are required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA, which we have done. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through September 30, 2015.

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

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through September 30, 2015.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

Results of Operations for Year Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

	Year Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$-	$-

Operating expenses:
Research and development	1,797,045	574
General and administrative	946,613	183,044
Stock-based compensation – general and administrative	486,271	470,185
Total operating expenses	3,229,929	653,803
Operating loss	(3,229,929)	(653,803)
Interest income	3,066	555
Gain on revaluation of derivative warrant liability	332,095	8,588
Interest expense	(7,500)	(93,067)
Net loss	$(2,902,268)	$(737,727)

Revenues

We did not generate any revenues for the year ended September 30, 2015 and the nine months ended September 30, 2014. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the partnering agreement, we were not entitled to any revenues during the year ended September 30, 2015 and the nine months ended September 30, 2014. It is unlikely that we will ever receive any material revenues from Suprenza.

Research and Development Expenses

For the year ended September 30, 2015, research and development expenses were $1,797,045 as compared to $574 during the nine months ended September 30, 2014. The $1,796,471 increase in 2015 was primarily due to costs incurred in the development of our product for the treatment of hemorrhoids in the current year and our limited working capital in the prior period. We are actively seeking additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the year ended September 30, 2015, general and administrative expenses were $946,613, as compared to $183,044 for the nine months ended September 30, 2014. The increase of $763,569 was attributable to additional compensation costs for our new Chief Executive Officer, plus additional financial and consulting expenses, higher insurance costs and increases in professional fees due to being a public company. Expense increases in the year ended September 30, 2015 were also attributable to our ability to fund our efforts as a result of the working capital raised in our private placements. Expenses were limited in 2014 as we focused our efforts solely on raising new capital to fund operations.

Stock-based Compensation Expense

For the year ended September 30, 2015, stock-based compensation expense was $486,271 compared to $470,185 for the nine months ended September 30, 2014. The $16,086 increase in 2015 was primarily due to options granted to two consultants during the year ended September 30, 2015. A majority of the stock-based compensation expense for the year ended September 30, 2015 and all of the stock-based compensation expense for the nine month period ended September 30, 2014 relates to options granted to our Chief Executive Officer in September 2014 in connection with his employment agreement to purchase 3,300,000 shares of the Company's common stock.

Other Income (Expense)

Interest income earned was $3,066 for the year ended September 30, 2015 compared to $555 for the nine months ended September 30, 2014. The interest income was earned on the proceeds of our private offerings that were invested in money market accounts.

Gain on revaluation of derivative warrant liability for the year ended September 30, 2015 was $332,095 compared to a gain of $8,588 for the nine months ended September 30, 2014 was $8,588. The $332,095 gain for the year ended September 30, 2015 was primarily due to the decrease in our stock price used to calculate the fair value of the derivative liability from $0.60 at September 30, 2014 to $0.54 at September 30, 2015. The $8,588 gain for the nine months ended September 30, 2014 was due to the change in the fair value of the derivative warrant liability that we recognized in connection with the first closing of the Private Offering on September 12, 2014.

For the year ended September 30, 2015, interest expense decreased by $85,567 in comparison to the nine months ended September 30, 2014. On July 31, 2014, $2,035,000 of convertible promissory notes and accrued interest of $196,058 were converted to equity, and on December 31, 2014, $600,000 of promissory notes and accrued interest of $33,333 were converted to equity. Since December 31, 2014 the Company has had no outstanding interest bearing debt.

Net Loss

For the year ended September 30, 2015, we incurred a net loss of $2,902,268 compared to a net loss of $737,727 for the nine months ended September 30, 2014. The $2,164,541 increase in the net loss was primarily due to our $1,796,471 increase in research and development expenses.

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

Stock-based Compensation Expense

For the nine months ended September 30, 2014, stock-based compensation expense was $470,185 as compared to no expense for the year ended December 31, 2013. The $470,185 expense was due to the stock options to purchase 3,300,000 shares of the Company's common stock granted to our Chief Executive Officer in connection with his employment agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses of $2,902,268, $737,727 and $1,288,003 for the year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013, respectively. At September 30, 2015, Citius had a stockholders' deficit of $635,213 and an accumulated deficit of $9,040,549. Citius' net cash used in operations during the year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013 was $2,385,416, $183,164 and $1,095,266, respectively.

As of September 30, 2015, Citius had a working capital deficit of $640,614. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At September 30, 2015, Citius had cash and cash equivalents of $676,137 available to fund its operations. The Company's primary sources of cash flow since inception have been from financing activities. During the year ended September 30, 2015 and the nine months ended September 30, 2014, the Company received net proceeds of $1,509,493 and $1,680,834, respectively from the issuance of equity. During the year ended December 31, 2013, the Company received proceeds of $1,175,000 from the issuance of debt. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, and insurance and travel expenses.

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

Between March 19, 2015 and September 14, 2015, the Company sold an additional 2,837,037 Units for a purchase price of $0.54 per Unit and 200,000 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,652,000.

We expect that we will have sufficient capital to continue our operations for the next six months however, based upon our cash availability and expenses, we will not have sufficient capital to fund our operations for the next twelve months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

Derivative Warrant Liability

The FASB ASC 815-40: Derivatives and Hedging-Contracts in Entity's Own Equity requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. The 3,400,067 Investor Warrants, the 680,013 warrants underlying the placement agent's Unit warrants and the 1,000,000 warrants issued for investment banking services in the Private Offering on September 12, 2014 were separately accounted for as liabilities at issuance. In addition, the 3,037,037 Investor Warrants issued between March 19, 2015 and September 14, 2015 were accounted for as liabilities at issuance. The warrants are classified as liabilities because the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the issuance of the warrants. The 2015 private placements did not result in an adjustment of the exercise price.

The Company performs valuations of the warrants issued in the Private Offering using a probability weighted Black-Scholes Pricing Model which value was compared to a Binomial Option Pricing Model for reasonableness. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down-round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37% and estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants. The volatility calculated at September 30, 2014 was 54%. We used a risk-free interest rate of 1.78% and an estimated life of 4.95 years, which is the remaining contractual life of the warrants.

On September 12, 2015, anti-dilution rights related to warrants to purchase 5,080,080 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $1,148,328.

Income Taxes

Citius Pharmaceuticals, LLC was treated as a partnership for federal and state income taxes prior to the Reverse Acquisition. A partnership's income or loss is allocated directly to the Members for income tax purposes. Accordingly, there is no provision for federal and state income taxes in the accompanying financial statements for the year ended December 31, 2013.

We follow accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing our tax returns, including the position that Citius Pharmaceuticals, LLC qualified as a pass-through entity, are required to be evaluated to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the financial statements. There are no uncertain tax positions, however the Company is still in the process of filing their 2013, 2014 and 2015 tax returns.

Any interest or penalties are charged to expense. None have been recognized in these financial statements. Generally, we are subject to federal and state tax examinations by tax authorities for all years subsequent to December 31, 2011.

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

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Citius Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended September 30, 2015, the nine month period ended September 30, 2014, and the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citius Pharmaceuticals, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended September 30, 2015, the nine month period ended September 30, 2014, and the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, and has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

December 14, 2015

 CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND 2014

	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents	$676,137	$1,552,060
Prepaid expenses	60,000	—
Total Current Assets	736,137	1,552,060

Other Assets:
Trademarks	5,401	5,401
Total Other Assets	5,401	5,401

Total Assets	$741,538	$1,557,461

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$559,150	$106,169
Accrued expenses	8,260	60,317
Accrued interest	—	25,833
Promissory notes	—	600,000
Derivative warrant liability	738,955	1,450,943
Due to related party	70,386	56,134
Total Current Liabilities	1,376,751	2,299,396

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized; 34,117,886 and 30,025,295 shares issued and outstanding at September 30, 2015 and 2014, respectively	34,118	30,025
Additional paid-in capital	8,371,218	5,366,321
Accumulated deficit	(9,040,549)	(6,138,281)
Total Stockholders' Deficit	(635,213)	(741,935)

Total Liabilities and Stockholders' Deficit	$741,538	$1,557,461

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

 CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2015	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Revenues	$—	$—	$—

Operating Expenses:
Research and development	1,797,045	574	492,136
General and administrative	946,613	183,044	690,396
Stock-based compensation – general and administrative	486,271	470,185	—
Total Operating Expenses	3,229,929	653,803	1,182,532

Operating Loss	(3,229,929)	(653,803)	(1,182,532)

Other Income (Expense), Net:
Interest income	3,066	555	—
Gain on revaluation of derivative warrant liability	332,095	8,588	—
Interest expense	(7,500)	(93,067)	(105,471)
Total Other Income (Expense), Net	327,661	(83,924)	(105,471)

Loss before Income Taxes	(2,902,268)	(737,727)	(1,288,003)
Income tax benefit	—	—	—

Net Loss	$(2,902,268)	$(737,727)	$(1,288,003)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.04)	$(0.07)

Weighted Average Common Shares Outstanding
Basic and diluted	31,835,440	19,322,206	17,757,333

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2015, THE NINE MONTHS ENDED SEPTEMBER 30, 2014,

AND THE YEAR ENDED DECEMBER 31, 2013

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2013	$—	17,757,342	$17,757	$2,481,043	$(4,112,551)	$(1,613,751)
Net loss	—	—	—	—	(1,288,003)	(1,288,003)

Balance, December 31, 2013	—	17,757,342	17,757	2,481,043	(5,400,554)	(2,901,754
Issuance of common stock	—	200,000	200	49,800	—	50,000
Conversion of subordinated convertible promissory note and accrued interest	—	606,531	607	393,638	—	394,245
Conversion of convertible promissory notes and accrued interest	—	3,061,355	3,061	1,833,752	—	1,836,813
Issuance of common stock in private placement, net of costs	—	3,400,067	3,400	142,903	—	146,303
Issuance of common stock in reverse acquisition	—	5,000,000	5,000	(5,000)	—	—
Stock-based compensation	—	—	—	470,185	—	470,185
Net loss	—	—	—	—	(737,727)	(737,727)

Balance, September 30, 2014	—	30,025,295	30,025	5,366,321	(6,138,281)	(741,935)
Conversion of promissory notes and accrued interest	—	1,055,554	1,056	632,277	—	633,333
Issuance of common stock in private placement, net of costs	—	3,037,037	3,037	738,021	—	741,058
Reclassification of derivative warrant liability to additional paid-in capital	—	—	—	1,148,328	—	1,148,328
Stock-based compensation	—	—	—	486,271	—	486,271
Net loss	—	—	—	—	(2,902,268)	(2,902,268)

Balance, September 30, 2015	—	34,117,886	$34,118	$8,371,218	$(9,040,549)	$(635,213)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2015	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Cash Flows From Operating Activities:
Net loss	$(2,902,268)	$(737,727)	$(1,288,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	—	14,000	28,000
Stock-based compensation	486,271	470,185	—
Gain on revaluation of derivative warrant liability	(332,095)	(8,588)	—
Changes in operating assets and liabilities:
Prepaid expenses	(60,000)	9,174	(9,174)
Accounts payable	452,981	(66,320)	75,097
Accrued expenses	(52,057)	56,764	3,033
Accrued interest	7,500	79,067	77,472
Due to related party	14,252	281	18,309
Net Cash Used In Operating Activities	(2,385,416)	(183,164)	(1,095,266)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes	—	—	225,000
Proceeds from promissory notes	—	—	600,000
Proceeds from subordinated convertible promissory note	—	—	350,000
Proceeds from issuance of common stock	—	50,000	—
Net proceeds from private placement	1,509,493	1,630,834	—
Deferred offering costs	—	—	(25,000)
Debt issuance costs	—	—	(42,000)
Net Cash Provided by Financing Activities	1,509,493	1,680,834	1,108,000

Increase (Decrease) in Cash and Cash Equivalents	(875,923)	1,497,670	12,734

Cash and Cash Equivalents - Beginning of Period	1,552,060	54,390	41,656

Cash and Cash Equivalents - End of Period	$676,137	$1,552,060	$54,390

Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Fair value of warrants recorded as derivative warrant liability	$768,435	$1,459,531	$—
Reclassification of derivative warrant liability to additional paid-in capital	$1,148,328	$—	$—
Conversion of promissory notes and accrued interest into common stock	$633,333	$—	$—
Conversion of convertible promissory notes and accrued interest into common stock	$—	$1,836,813	$—
Conversion of subordinated convertible promissory note and accrued interest into common stock	$—	$394,245	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2015, THE NINE MONTHS ENDED SEPTEMBER 30, 2014,

AND THE YEAR ENDED DECEMBER 31, 2013

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a pharmaceutical company headquartered in Maynard, Massachusetts focusing on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement"), with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius (see "Reverse Acquisition" below).

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $2,385,416, $183,164, and $1,095,266 for the year ended September 30, 2015, the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. At September 30, 2015, the Company had a working capital deficit of $640,614 and a stockholders' deficit of $635,213. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At September 30, 2015, the Company had limited capital to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood as a completion of a specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through September 30, 2015.

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

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through September 30, 2015.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes in estimates may occur.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of less than three months at the time of purchase to be cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances.

Research and Development

Research and development costs, including upfront fees and milestones paid to collaborators who are performing research and development activities under contractual agreement with the Company, are expensed as incurred. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When the Company is reimbursed by a collaboration partner for work the Company performs, it records the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in its consolidated statement of operations. Research and development expenses primarily consist of clinical and non-clinical studies, materials and supplies, third-party costs for contracted services, and payments related to external collaborations and other research and development related costs.

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

The Company's license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of the respective partner. For such contingent amounts we expect to recognize the payments as revenue when earned under the applicable contract, which is generally upon completion of performance by the respective partner, provided that collection is reasonably assured.

The Company's license and collaboration agreements with its partners also provide for payments to us upon the achievement of specified sales volumes of approved drugs. We consider these payments to be similar to royalty payments and we will recognize such sales-based payments upon achievement of such sales volumes, provided that collection is reasonably assured.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the consolidated statement of operations over the requisite service period based on the fair value for each stock award on the grant date. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Due to its limited operating history, limited number of sales of its Common Stock and limited history of its shares being publicly traded, the Company estimates its volatility in consideration of a number of factors including the volatility of comparable public companies.

See report of independent registered public accounting firm.

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

Income Taxes

Citius Pharmaceuticals, LLC was treated as a partnership for federal and state income taxes prior to the Reverse Acquisition. A partnership's income or loss is allocated directly to the Members for income tax purposes. Accordingly, there is no provision for federal and state income taxes in the accompanying consolidated financial statements for the year ended December 31, 2013.

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing our tax returns, including the position that Citius Pharmaceuticals, LLC qualified as a pass-through entity, are required to be evaluated to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions, however the Company is still in the process of filing their 2013, 2014 and 2015 tax returns.

Any interest or penalties are charged to expense. None have been recognized in these consolidated financial statements. Generally, we are subject to federal and state tax examinations by tax authorities for all years subsequent to December 31, 2011.

After the Reverse Acquisition, we recognize deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, for deferred tax assets for which we do not consider realization of such assets to be "more-likely-than-not". The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

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

See report of independent registered public accounting firm.

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

The Company's financial liabilities measured at fair value on September 30, 2015 and 2014 consists solely of the derivative warrant liability which is classified as Level 3 in fair value hierarchy (see Note 6). The Company uses a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments. The Company has no financial assets measured at fair value.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the year ended September 30, 2015, the nine month period ended September 30, 2014, and the year ended December 31, 2013.

Segment Reporting

The Company currently operates as a single segment.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Recently Adopted Accounting Standards – Development Stage Entities

In June 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities", Topic 915. The objective of the ASU is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The ASU removes Topic 915, Development Stage Entities in its entirety from FASB Accounting Standards Codification ("ASC"). The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. It also eliminates the guidance in ASC 810 on how to assess whether a development stage entity has sufficient equity at risk in the evaluation of whether the development stage entity is a variable interest entity. Additionally, the ASU clarifies that all entities, including entities that have not begun operations, should provide the risk and uncertainty disclosures required in ASC 275. The Company has elected to early adopt as permitted by ASU 2014-10 and therefore has omitted the incremental development stage reporting requirements.

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-15, "Interest – Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)". Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

In August 2015, the FASB also issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date. Deferred the effective date of ASU 2014-09 by one year. Originally scheduled to be effective for fiscal years beginning after December 15, 2016, ASU 2015-14 is effective for the year ended September 30, 2019.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" which applies should a company be facing probable liquidation within one year of the issuance of the financial statements, but is not actually in liquidation at the time of issuance. The applicable accounting basis for presentation remains as a going concern, but if liquidation within one year is probable, then certain disclosures must be included in the financial statement presentation. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

See report of independent registered public accounting firm.

5. NOTES PAYABLE

Convertible Promissory Notes

Between July 12, 2010 and November 30, 2012, the Company issued several convertible promissory notes (collectively the "Convertible Notes") to two existing investors in aggregate total principal amount of $1,460,000. The Convertible Notes accrue interest at 3.00% per annum and are payable on demand only after their respective 10-year maturities. Between January 1, 2013 and March 25, 2013, the Company issued additional Convertible Notes to existing investors in aggregate total principal amount of $225,000. The additional Convertible Notes accrue interest at 5.00% per annum and are payable on demand only after their respective 10-year maturities. The unpaid principal and accrued interest are only convertible into common stock following a reorganization or conversion into a corporation at the option of the holder. The unpaid principal and accrued interest will convert into common stock at the greater of the fair value of the common stock on the date of the conversion or $0.25 ($0.69 if the Company's common stock is admitted to trade on a national exchange prior to the date of conversion).

On July 31, 2014, in anticipation of the completion of the reverse acquisition and the Private Offering, the note holders demanded conversion of the outstanding $1,685,000 Convertible Notes and accrued interest of $151,813 into 3,061,355 shares of common stock at a conversion price of $0.60 per share.

Promissory Notes

In November 2013, the Company issued two promissory notes (the "Promissory Notes") to two existing investors in aggregate total principal amount of $600,000. The Promissory Notes accrue interest at 5.00% per annum and are due at the earliest of (1) December 19, 2014, (2) the occurrence of an event of default as defined in the Promissory Notes, (3) an initial installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $6,500,000 in aggregate proceeds under any financing transaction, (4) a second installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $8,500,000 in aggregate proceeds under any financing transaction, and (5) a third installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $10,000,000 in aggregate proceeds under any financing transaction. At September 30, 2014, the Promissory Notes had an outstanding aggregate principal balance of $600,000.

On December 31, 2014, the note holders requested conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Subordinated Convertible Promissory Note

In 2013, the Company entered into an investment banking agreement to raise up to $6 million of 10% subordinated convertible promissory notes. The agreement contemplated a reverse acquisition with a public company and an automatic conversion of the notes into units of common stock and warrants, as defined therein. In April 2013, the Company issued a $350,000 subordinated convertible promissory note (the "Subordinated Note"). The Subordinated Note accrued interest at 10% per annum and was payable on demand any time after April 2014. If the Company has not repaid the Subordinated Note at the closing of a reverse acquisition, the unpaid principal and accrued interest will automatically convert into common stock by dividing the amount due by a price per unit of $0.65. Also, upon automatic conversion, the purchaser of the Subordinated Note will receive a warrant to purchase the same number of shares in to which the Subordinated Note converts.

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

Interest expense on the notes for the year ended September 30, 2015, the nine months ended September 30, 2014 and the year ended December 31, 2013, including non-cash interest related to debt issuance costs, was $7,500, $93,067, and $105,471, respectively.

See report of independent registered public accounting firm.

6. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At September 30, 2015 and 2014, the Company had outstanding warrants to purchase 3,037,037 and 5,080,080 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain "down round" provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the issuance of the warrants (see Note 7).

The Company performs valuations of the warrants using a probability weighted Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates, and has also considered the likelihood of "down-round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at September 30, 2015 was 57% and we used a risk-free interest rate of 1.37%, estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants subject to "down-round" provisions, and no dividends to our common stock. The volatility calculated at September 30, 2014 was 54% and we used a risk-free interest rate of 1.78%, an estimated life of 4.95 years, which is the remaining contractual life of the warrants and no dividends to our common stock.

On September 12, 2015, anti-dilution rights related to warrants to purchase 5,080,080 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $1,148,328.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in fair value hierarchy (see Note 4):

	Year Ended September 30, 2015	Nine Months Ended September 30, 2014
Derivative warrant liability, beginning of period	$1,450,943	$—
Fair value of warrants issued	768,435	1,459,531
Total realized/unrealized gains included in net loss (1)	(332,095)	(8,588)
Reclassification of liability to additional paid-in capital	(1,148,328)	—
Derivative warrant liability, end of period	$738,955	$1,450,943

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

See report of independent registered public accounting firm.

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

On September 12, 2014, the Company sold 3,400,067 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040. Each Unit consists of one share of common stock and one five-year warrant (the "Investor Warrants") to purchase one share of common stock at an exercise price of $0.60, (the "Private Offering"). The exercise price of the Investor Warrants is subject to adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The 2015 private placement described below did not result in an adjustment of the exercise price of the Investor Warrants. The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

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

In addition, the Placement Agent was issued warrants to purchase 1,000,000 shares of common stock exercisable for cash at $0.60 per share for investment banking services provided in connection with the transaction (the "Placement Agent Share Warrants"). Other cash expenses related to the private placement totaled $169,000. The Placement Agent may, while the Placement Agent Unit Warrants are outstanding, appoint one person to the Board of Directors, and designate one person who may attend meetings of the Board of Directors as an observer. On November 2, 2015, the Placement Agent waived its right to appoint a person to the Board of Directors.

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company is required to file a registration statement (the "Registration Statement"), registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to cause the Registration Statement to be filed no later than 60 days after the completion of the Private Offering (the "Filing Deadline"), and to have the Registration Statement declared effective within 180 days of the Filing Deadline. Any holders of the shares of common stock removed from the Registration Statement as a result of a Section 415 comment from the SEC shall be included in a subsequent registration statement the Company will file no later than six months after the prior registration statement (or such other period as permitted by SEC rules). The Company filed the Registration Statement on September 11, 2015, however, it was not declared effective as of September 30, 2015.

Between March 19, 2015 and September 14, 2015, the Company sold an additional 2,837,037 Units for a purchase price of $0.54 per Unit and 200,000 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,652,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for the 2015 private placements and other cash expenses related to the placements were $142,507. In connection with these placements, the Company credited $741,058 to stockholders' equity (deficit) and $768,435 to derivative warrant liability.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the "2014 Plan") and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors)may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of September 30, 2015, there were options to purchase an aggregate of 3,900,000 shares of common stock outstanding under the 2014 Plan and 9,100,000 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Due to its limited operating history and limited number of sales of its Common Stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies. The Company uses historical data, as well as subsequent events occurring prior to the issuance of the consolidated financial statements, to estimate option exercises and employee terminations within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted, all of which qualify as "plain vanilla," is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

See report of independent registered public accounting firm.

The following assumptions were used in determining the fair value of stock option grants:

	Year Ended September 30, 2015	Nine Months Ended September 30, 2014
Risk-free interest rate	1.37 – 1.52%	1.83%
Expected dividend yield	0%	0%
Expected term	2.5 – 6 years	5 – 6 years
Forfeiture rate	0	0
Expected volatility	53 – 58%	54%

A summary of option activity under the 2014 Plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—
Granted	3,300,000	0.45
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2014	3,300,000	0.45	9.96 years	$495,000
Granted	600,000	0.60
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2015	3,900,000	$0.47	8.94 years	$297,000
Exercisable at September 30, 2015	2,090,000	$0.47	8.81 years	$162,000

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

Stock-based compensation expense for the year ended September 30, 2015 and the nine months ended September 30, 2014 was $486,271 and $470,185, respectively.

At September 30, 2015, unrecognized total compensation cost related to unvested awards of $325,316 is expected to be recognized over a weighted average period of 1.62 years.

See report of independent registered public accounting firm.

Warrants

The Company has reserved 8,797,130 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2015:

	Exercise price	Number		Expiration Date
Investor Warrants	$0.60	3,400,067		September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000		September 12, 2019
Investor Warrants	0.60	500,000	(1)	March 19, 2020
Investor Warrants	0.60	583,334	(1)	April 22, 2020
Investor Warrants	0.60	258,333	(1)	April 30, 2020
Investor Warrants	0.60	333,334	(1)	June 10, 2020
Investor Warrants	0.60	100,000	(1)	June 22, 2020
Investor Warrants	0.60	370,370	(1)	June 26, 2020
Investor Warrants	0.60	208,333	(1)	July 2, 2020
Investor Warrants	0.60	100,000	(1)	July 7, 2020
Investor Warrants	0.60	333,333	(1)	July 15, 2020
Investor Warrants	0.60	250,000	(1)	September 14, 2020
		8,797,130

_____________

(1)     Fair value of these warrants are included in the derivative warrant liability

At September 30, 2015, the weighted average remaining life of the warrants is 4.23 years, all warrants are exercisable, and there is no aggregate intrinsic value for the warrants outstanding.

8. RELATED PARTY TRANSACTIONS

The Company's headquarters is located in the office space of a company affiliated through common ownership. The Company has not recorded any revenue or expense related to the use of the office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of September 30, 2015 and 2014, the Company owed $70,386 and $56,134, respectively, to a company affiliated through common ownership for the expenses the related party paid on the Company's behalf and services performed by the related party.

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

Consulting expense under the agreements for the year ended September 30, 2015 and the nine months ended September 30, 2014 was $348,000 and $29,000, respectively. Consulting expense for the year ended September 30, 2015 and the nine months ended September 30, 2014 includes $48,000 and $4,000, respectively, paid to a financial consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors. The options were granted on June 1, 2015.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 17, 2013, the Company received notification from Zydus Pharmaceuticals (USA) Inc. ("Zydus") that Zydus had submitted Abbreviated New Drug Application No. 204663 to the FDA seeking approval to engage in the commercial manufacture, use or sale of generic versions of the 15 mg and 30 mg dosages of our Suprenza® tablets. The notification informed the Company that Zydus was seeking to manufacture and sell its generic product prior to the expiration of U.S. Patent No. 6,149,938 (the "938 patent") which is listed in the Orange Book and covers Suprenza®, and that the Zydus ANDA contained a certification that its proposed generic product does not infringe the '938 patent ("Paragraph IV Certification"). On June 19, 2013, the Company received a separate notification from Zydus that it was also pursuing approval for the 37.5 mg dosage of Suprenza® under the same-numbered ANDA, with a separate Paragraph IV Certification.

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

On November 24, 2015, a petition for inter partes review (the "Petition") was filed by Mr. J. Kyle Bass and Mr. Erich Spengenberg with the Patent Trial and Appeal Board (the "PTAB") of the U.S. Patent and Trademark Office ("USPTO"), challenging claims of U.S. Patent No. 8.440.170 (the "170 Patent"), titled "Orally Disintegrating Tablets with Speckled Appearance," which patent is owned by Alpex Pharma and is licensed by the Company. The inter partes review procedure allows a party to challenge the patentability of a patent before the PTAB. A patentability trial will commence if the PTAB decides to institute the inter partes review proceedings after considering the Petition and Alpex's preliminary response to the Petition. Pursuant to our agreement with Alpex, it is Alpex's primary responsibility to defend the patents. Alpex is reviewing its options and will inform us of its decision accordingly.  If Alpex elects to not defend this patent, then we have the right to do so. The 170 patent relates to the appearance of the Suprenza tablets and we believe that loss of this patent  will not have any impact on the Suprenza sales. Since we have already settled with Zydus on the main patent and we fully expect to have competition to our Suprenza, we are unlikely to defend this patent.

11. INCOME TAXES

There was no provision for federal or state income taxes for the year ended September 30, 2015 and the nine months ended September 30, 2014 due to the Company's operating losses and a full valuation reserve on deferred tax assets. In addition, Citius Pharmaceuticals, LLC (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the Reverse Acquisition was completed. A partnership's income or loss is allocated directly to the partners for income tax purposes. Accordingly, there was no provision for federal and state income taxes for the year ended December 31, 2013.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	Year Ended September 30, 2015	Nine Months Ended September 30, 2014
Computed "expected" tax benefit	(35.0)%	(35.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(5.2)%	(5.2)%
Permanent differences	(4.6)%	—%
Tax reporting differences due to the reverse acquisition	—%	11.3%
Increase in the valuation reserve	44.8%	28.9%
	0.0%	0.0%

See report of independent registered public accounting firm.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30, 2015	September 30, 2014
Deferred tax assets:
Net operating loss carryforward	$1,131,000	$27,000
Stock-based compensation	384,000	189,000
Valuation allowance	(1,515,000)	(216,000)
Deferred tax assets	$—	$—

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. There were no deferred tax assets or liabilities carried forward from Trail One, Inc. (the legal acquirer in the Reverse Acquisition) as the Company did not acquire any assets or liabilities in the Reverse Acquisition. Accordingly, during the nine months ended September 30, 2014, the valuation allowance increased by $216,000. During the year ended September 30, 2015, the valuation allowance increased by $1,299,000. The increase in the valuation allowance during the year ended September 30, 2015 and the nine months ended September 30, 2014 was due to the Company's net operating loss. At September 30, 2015, the Company has a net operating loss carryforward of approximately $2,814,000 which begins expiring in 2034.

During the year ended September 30, 2015 and the nine months ended September 30, 2014, the Company did not recognize any interest and penalties. As of September 30, 2015, the Company had no uncertain tax positions, however the Company is still in the process of filing their 2013, 2014 and 2015 tax returns. Tax years subsequent to 2011 are subject to examination by federal and state authorities.

12. SUBSEQUENT EVENTS

On October 1 and October 8, 2015, the Company appointed two new directors. Each director received an option to purchase 400,000 shares of the Company's common stock at an exercise price of $0.54 per share in consideration for their services as members of the Company's board of directors. The options were issued pursuant to the Company's 2014 Stock Incentive Plan.

Between October 1, 2015 and November 20, 2015, the Company sold an additional 416,667 Units for a purchase price of $0.54 per Unit and 166,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $325,000. Each Unit consists of one share of common stock and one Investor Warrant (see Note 7 – Private Offerings).

On November 24, 2015, a petition for inter partes review (the "Petition") was filed by Mr. J. Kyle Bass and Mr. Erich Spengenberg with the Patent Trial and Appeal Board (the "PTAB") of the U.S. Patent and Trademark Office ("USPTO"), challenging claims of U.S. Patent No. 8.440.170 (the "170 Patent"), titled "Orally Disintegrating Tablets with Speckled Appearance," which patent is owned by Alpex Pharma and is licensed by the Company. The inter partes review procedure allows a party to challenge the patentability of a patent before the PTAB. A patentability trial will commence if the PTAB decides to institute the inter partes review proceedings after considering the Petition and Alpex's preliminary response to the Petition. Pursuant to our agreement with Alpex, it is Alpex's primary responsibility to defend the patents. Alpex is reviewing its options and will inform us of its decision accordingly.  If Alpex elects to not defend this patent, then we have the right to do so. The 170 patent relates to the appearance of the Suprenza tablets and we believe that loss of this patent  will not have any impact on the Suprenza sales. Since we have already settled with Zydus on the main patent and we fully expect to have competition to our Suprenza, we are unlikely to defend this patent.

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

Our Chief Executive Officer and Principal Financial Officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2015, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	the Company does not have an independent board of directors or an audit committee;
2)	lack of documented policies and procedures;
3)	the financial reporting function is carried out by consultants; and
4)	ineffective separation of duties due to limited staff.

Subject to our ability to obtain additional financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the future that address these material weaknesses. In October 2015, the Company appointed two new independent directors.

Accordingly, we concluded that these material weaknesses resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, our CEO concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 Framework).

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our CEO does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company's executive officers and directors.

Name	Age	Position(s)
Leonard Mazur	69	Chief Executive Officer, President, Chief Operating Officer, and Director
Myron Holubiak	68	Director
Suren Dutia	73	Director

On September 12, 2014, Leonard Mazur was appointed as Chief Executive Officer, President, Chief Operating Officer and sole director of the Company. On October 1, 2015, Myron Holubiak was appointed as a member of our Board of Directors and on October 8, 2015, Suren Dutia was appointed as a member of our Board of Directors. The Board will seek to appoint one additional director and the Company expects that its Board of Directors will consist of four members.

Leonard Mazur is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC ("Akrimax"), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. Akrimax was founded in September 2008 and has successfully launched prescription drugs while acquiring drugs from major pharmaceutical companies. From January 2005 to May 2012, Mr. Mazur also co-founded and served as the Chief Operating Officer of Triax Pharmaceuticals LLC ("Triax"), a specialty pharmaceutical company producing prescription dermatological drugs. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc. ("Genesis"), a dermatological products company that marketed its products through dermatologists' offices as well as co-promoting products for major pharmaceutical companies. In 2003, Mr. Mazur successfully sold Genesis to Pierre Fabre, a leading pharmaceutical company.

Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation, as executive vice president, ICN Pharmaceuticals, Inc. as Vice President, Sales & Marketing, Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc.

Mr. Mazur is a member of the Board of Trustees of Manor College and is a recipient of the Ellis Island Medal of Honor. Mr. Mazur received both his BA and MBA from Temple University and has served in the U.S. Marine Corps Reserves. We believe that Mr. Mazur's entrepreneurial experience and marketing knowledge qualifies him to serve on our Board of Directors.

Myron Holubiak has extensive experience in managing and advising large and emerging pharmaceutical and life sciences companies. Mr. Holubiak was the President of Roche Laboratories, Inc. ("Roche"), a major research-based pharmaceutical company, from December 1998 to August 2001. Prior to that, he held sales and marketing positions at Roche during his 19-year tenure. Since September, 2002, Mr. Holubiak has served on the board of directors and is currently the Chairman of the board of BioScrip, Inc. ("BioScrip") (Nasdaq: BIOS), a leading national provider of infusion and home care management solutions. BioScrip partners with physicians, hospital systems, facilities-based providers, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. Since July 2010, Mr. Holubiak has served as a member of the board of directors of Assembly Biosciences, Inc. ("Assembly") (Nasdaq: ASMB) and its predecessor Ventrus Biosciences, Inc. ("Ventrus"). Assembly is a biopharmaceutical company developing innovative treatments for hepatitis B virus infection (HBV) and C. difficile-associated diarrhea (CDAD), and Ventrus developed treatment for hemorrhoids, however, phase 3 clinical trials of their compound (which was a new molecular entity and not previously approved HC/Lido) failed to demonstrate efficacy. After Ventrus' merger with Assembly, this program was discontinued.

Mr. Holubiak is the founder, Chief Executive Officer and a director of Leonard-Meron Biosciences, Inc. ("LMB"), a private, late-stage specialty pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives. The Company is developing Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, or CRBSIs. In addition, Mr. Holubiak is also a trustee of the Academy of Managed Care Pharmacy Foundation. Mr. Holubiak received a B.S. in Molecular Biology and Biophysics from the University of Pittsburg. Although Mr. Holubiak serves as an officer and director of other pharmaceutical companies, including BioScrip, Assembly and LMB, none of these companies compete with us. Although LMB will also utilize 505(b)(2) pathway for approvals, their product focus is on treating patients catheter-related bloodstream infections which is different from our focus. Accordingly, we do not believe that Mr. Holubiak's role with other pharmaceutical companies will result in any conflicts of interest, and that Mr. Holubiak's industry knowledge and experience managing both large and small firms qualifies him to serve on our Board of Directors.

Suren Dutia has served as Senior Fellow of the Ewing Mario Kauffman Foundation since March 2011 and as Senior Fellow of Skandalaris Center for Entrepreneurial Studies at Washington University, St. Louis since 2013. He has served as a member of the Advisory Board of Center for Digital Transformation, University of California, Irvine since May 2012 and as Chairman of the Board of Directors of AccelPath, LLC since October 2009. From February 2006 to May 2010 Mr. Dutia served as the Chief Executive Officer of TiE Global, a non-profit organization involved in globally fostering entrepreneurship. From February 2011 to May 2013, Mr. Dutia served as a director of LifeProof Cases and from July 2000 to December 2011, he served as a director of Anvita Health. From 1989 to 1998 Mr. Dutia served as the Chief Executive Officer and chairman of the board of directors of Xscribe Corporation. Prior to his positions with Xscibe Corporation, Mr. Dutia held several positions with Dynatech Corporation, and in addition, he was the president of a medical instruments company. Previously, Mr. Dutia worked for the U.S. Department of Education. Mr. Dutia received his B.S. and M.S. degrees in chemical engineering and B.A. in political science from Washington University, St. Louis. In addition, he obtained an M.B.A. from University of Dallas. We believe that Mr. Dutia's financial management background, his involvement with start-up companies and his management skills qualifies him to serve on our Board of Directors.

Conflicts of Interest

In November 2011, we entered into an exclusive license agreement with Prenzamax LLC, pursuant to which we granted Prenzamax a license for sales of Suprenza in the U.S. Prenzamax's performance of this agreement is guaranteed by Akrimax LLC.

The co-founder and vice Chairman of Akrimax is Leonard Mazur who is our President, Chief Executive Officer and Chief Operating Officer. Pursuant to the terms of the exclusive license agreement, Prenzamax will be solely responsible for the pricing of Suprenza and will have the option to participate in the future development program of Suprenza which may result in a conflict of interest. Although Mr. Mazur does not have any direct management role in Akrimax or Prenzamax, there can be no assurance that Prenzamax will conduct its business affairs in a manner which is beneficial to our company.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company's assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company's general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board's appetite for risk. While the board oversees our Company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

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

Board of Directors and Corporate Governance

The Company expects that its Board of Directors will consist of four members. The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified.

Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Board Committees

The Board may appoint an audit committee, nominating committee and/or compensation committee, to adopt charters relative to each such committee and to formulate and adopt a code of ethics.

Board Independence

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company's directors and the Company's nominees for director are independent within the meaning of the applicable NASDAQ listing standards, except Mr. Mazur, the Chief Executive Officer, Chief Operating Officer, President and director of the Company. Although the Company is not currently NASDAQ-listed we believe it is in the Company's interests to comply with these standards both as a matter of good governance and to facilitate any future listing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company's directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during the year ended September 30, 2015 all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to our executive officers for the year ended September 30, 2015, the nine months ended September 30, 2014 and the year ended December 31, 2013. Trail One, Inc. did not pay any compensation to its Chief Executive Officer for its fiscal years ended September 30, 2014 and 2013.

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Leonard Mazur (1)	2015	250,000	0	420,710	(3)	0	670,710
Chief Executive Officer	2014	20,833	0	470,185	(3)	0	491,018
	2013	0	0	0		0	0

Reinier Beeuwkes (2)	2015	0	0	0		0	0
Chief Executive Officer	2014	0	0	0		0	0
	2013	0	0	0		0	0

Geoffrey E. Clark (2)	2015	0	0	0		0	0
Chief Medical Officer	2014	0	0	0		0	0
	2013	0	0	0		0	0

____________

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Leonard Mazur	1,800,000	–	1,500,000	(1)	$0.45	9/12/24	–	–	–	–

_______________

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

Employment Agreement with Leonard Mazur

Mr. Leonard Mazur, our Chief Executive Officer, and the Company entered into an employment agreement on September 12, 2014. Below are the material terms of his employment agreement:

•	a term of three years beginning on September 12, 2014 and upon expiration, the agreement shall automatically renew for successive periods of one-year;

•	an initial base salary of $250,000 per year;

•	a $120,000 cash bonus if the Company is successful in raising $2,000,000 in equity financing during the term;

•	a stock option grant dated September 12, 2014 to purchase 3,300,000 shares of common stock under the Company's 2014 Stock Incentive Plan at $0.45 per share vesting over a three-year term; and

•

participation in any regular Company benefits, such as medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation and other paid time off plans, in addition to reimbursement for ordinary and necessary business expenses.

The employment agreement provides that if Mr. Mazur is terminated by the Company without cause, or that if Mr. Mazur resigns for "Good Reason" (as defined in the agreement), the Company would continue to pay Mr. Mazur's salary and health insurance for a period of six months from the date of termination, and fully vest any options that would have vested at the next immediate vesting event following termination. In the event that Mr. Mazur was terminated as a result of a "Change of Control" (as defined in the agreement), he would be entitled to receive his salary and health insurance for a period of twelve months and any options would become fully vested. In the event that Mr. Mazur's employment was terminated for any other reason, there would be no continuation of salary or health insurance.

Director Compensation

No director of the Company received any compensation for services as a director during the year ended September 30, 2015 and the nine month period ended September 30, 2014.

On October 1 and October 8, 2015, the Company appointed Myron Holubiak and Suren Dutia, respectively to the Company's board of directors. Mr. Holubiak and Mr. Dutia each received an option to purchase 400,000 shares of the Company's common stock at an exercise price of $0.54 per share in consideration for their services as members of the Company's board of directors. The options were issued pursuant to the Company's 2014 Stock Incentive Plan.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plan as of September 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) Stock options	3,900,000	$0.47	9,100,000
Equity compensation plans not approved by security holders	-		-

Total	3,900,000	$0.47	9,100,000

_____________________

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

Adoption of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan

On September 12, 2014, the Board approved the Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan (the "2014 Plan"). The purpose of the 2014 Plan is to promote the interests of the Company and its stockholders by providing (i) officers and employees, (ii) advisors, and (iii) non-employee directors with appropriate incentives and rewards.

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

The 2014 Plan provides for the grant of stock awards to employees, directors and consultants of the Company and its affiliates covering an aggregate of 13,000,000 shares of common stock, subject to adjustments in the event of certain changes to the Company's capitalization.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of Citius Pharmaceuticals, Inc. common stock as of December 1, 2015, unless otherwise noted, by:

•	each stockholder known to own beneficially more than 5% of our common stock;
•	each of our directors and executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities. Shares relating to options or warrants currently exercisable, or exercisable within 60 days of December 1, 2015, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 34,701,220 shares of common stock outstanding on December 1, 2015. Except as indicated by footnote and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise noted in the tables below, the address of each person or entity listed in the table is c/o Citius Pharmaceuticals, Inc. 63 Great Road, Maynard, MA 01754.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
Geoffrey E. Clark (1)	7,960,283	22.94%
Reinier Beeuwkes (1)	8,013,959	23.09%
Lifestyle Healthcare LLC (2)	4,406,648	12.11%
Citius Special Purpose Fund (3)	4,907,410	13.21%
Nickolay Kukekov (4)	5,878,405	15.86%
Neeta Wadekar	2,500,000	7.20%
Leonard Mazur (5)	2,257,143	6.18%
Myron Holubiak (6)	70,000	0.20%
Suren Dutia (7)	70,000	0.20%
All executive officers and directors as a group	2,337,143	6.54%

__________________

(1) Executive officer and director resigned upon completion of the Reverse Acquisition on September 12, 2014.

(2) Includes 1,700,067 shares relating to warrants that are immediately exercisable.

(3) Includes 2,453,705 shares relating to warrants that are immediately exercisable.

(4) Includes the 540,422 shares beneficially owned by Chromium 24, LLC which is an affiliate of Nickolay Kukekov and Theodore Kalem, the 4,406,648 shares beneficially owned by Lifestyle Healthcare LLC, the 300,000 shares relating to immediately exercisable Placement Agent Share Warrants held by Mr. Kukekov, and 360,000 shares relating to immediately exercisable Placement Agent Unit Warrants held by Mr. Kukekov. Mr. Kukekov holds no equity interest in Lifestyle Healthcare LLC and he disclaims beneficial ownership to the securities of the entity.

(5) Executive officer and director. Includes 1,800,000 shares relating to options that are exercisable within 60 days of December 1, 2015.

(6) Director. Includes 40,000 shares relating to options that are exercisable within 60 days of December 1, 2015.

(7) Director. Includes 40,000 shares relating to options that are exercisable within 60 days of December 1, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Citius's headquarters are located in the office space of Ischemix, LLC ("Ischemix"), a company majority-owned by Dr. Geoffrey Clark and Dr. Reinier Beeuwkes. Although Dr. Clark and Dr. Beeuwkes resigned as officers and directors of the Company effective as of September 12, 2014, the Company has an oral agreement with Ischemix to continue to maintain its headquarters in the office spare of Ischemix. The Company is not required to pay for use of the space.

As of September 30, 2015, the Company owes $70,386 to Ischemix LLC for expenses paid on the Company's behalf and services performed by Ischemix. Ischemix is owned by Reinier Beeuwkes and Geoffrey Clark who were both officers and directors, as well as principal stockholders of the Company. Reinier Beeuwkes and Geoffrey Clark have resigned as both officers and directors effective September 12, 2014.

In November 2011, we entered into an exclusive license agreement with Prenzamax LLC ("Prenzamax"), pursuant to which we granted to Prenzamax a license for sales of Suprenza in the U.S. Prenzamax's performance of this agreement is guaranteed by Akrimax LLC ("Akrimax"), a specialty pharmaceuticals sales and marketing company. The exclusive license agreement provides that all of the sales and marketing expenses will be incurred and borne by Prenzamax. Both we and Prenzamax will equally share the expenses related to FDA establishment fees, product fees and post-marketing studies and the resulting earnings will be shared equally by us and Prenzamax. The co-founder and Vice Chairman of Akrimax is Leonard Mazur, our Chief Executive Officer, President and Chief Operating Officer.

In May 2014, Citius sold Membership Interests that converted to 200,000 shares of common stock to Leonard Mazur for an aggregate purchase price of $50,000.

Between July 12, 2010 and March 25, 2013, Citius issued convertible promissory notes in the aggregate principal amount of $1,685,000, including $850,000 to Geoffrey Clark and $835,000 to Reinier Beeuwkes. On July 31, 2014, the note holders demanded conversion of the outstanding $1,685,000 notes and accrued interest of $151,813 into 3,061,355 shares of common stock at a conversion price of $0.60 per share.

On November 19, 2013, Citius issued two promissory notes, each in the principal amount of $300,000, to Geoffrey Clark and Reinier Beeuwkes, respectively. On December 31, 2014, the note holders requested conversion of $600,000 in notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share, which is the same price that the Company sold Units for in the September 2014 Private Placement.

Effective as of September 1, 2014, the Company entered into a consulting agreement (the "Consulting Agreement") with Neeta Wadekar, a stockholder of the Company. Pursuant to the terms of the Consulting Agreement, Mrs. Wadekar shall receive $4,000 per month and shall: (i) maintain and manage the Company's accounts including, but not limited to, accounts payable and accounts receivable, (ii) prepare bank reconciliations, (iii) assist with the preparation of quarterly and annual financial statements to be filed with the Securities and Exchange Commission (the "SEC") and (iv) assist with the preparation of filings required by the SEC including, but not limited to, registration statements, current reports and proxy statement. Consulting expenses pursuant to the Consulting Agreement for the nine months ended June 30, 2015 were $36,000.

Review, Approval or Ratification of Transactions with Related Parties

We intend to adopt a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. We expect the policy to provide that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction.

Although we have not had a written policy for the review and approval of transactions with related persons, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including all of the transactions described above. Prior to approving such a transaction, the material facts as to a director's or officer's relationship or interest as to the agreement or transaction were disclosed to our board of directors. Our board of directors would take this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all of our stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm, Wolf & Company, P.C. for the audit of our financial statements as of and for the year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013, our filings with the Securities and Exchange Commission and other audit fees were $61,500, $44,000 and $53,000, respectively.

Audit Related Fees. The aggregate audit related fees billed for professional services by the independent registered public accounting firm for the year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013 were $3,500, $9,000 and $0 and, respectively.

Tax Fees. The aggregate tax fees billed for professional services by the independent registered public accounting firm for the year ended September 30, 2015, the nine months ended September 30, 2014, and the year ended December 31, 2013 were $0, $0 and $0, respectively. Tax fees are for the preparation of federal and state income tax returns.

All Other Fees. No other fees were billed by or paid to the independent registered public accounting firm during the year ended September 30, 2015, the nine months ended September 30, 2014 or the year ended December 31, 2013.

Other than the services discussed above, Wolf & Company, P.C. has not rendered any non-audit related services.

At this time, we do not have a stand-alone Audit Committee. Until an independent director who also qualifies as an audit committee financial expert is elected to the Board of Directors, the full Board of Directors is serving the function of the Audit Committee.

For the year ended September 30, 2015, the full Board of Directors, functioning as the Audit Committee, approved the audit or non-audit services before the accounting firm was engaged to perform any such services. Management must obtain the specific prior approval of the Board of Directors for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services. The Board of Directors does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All references to registrant's Forms 8-K, 10-K and 10-Q include reference to File No. 333-170781

2.1

Share Exchange and Reorganization Agreement, dated as of September 12, 2014 among the Company, Citius Pharmaceuticals, LLC, and the beneficial holders of the membership interests of Citius identified in the Agreement(1)

3.1	Amended and Restated Articles of Incorporation of the Company(1)
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 as filed November 23, 2010)
10.1	Form of Subscription Agreement(1)
10.2	Form of Registration Rights Agreement(1)
10.3	Form of Investor Warrant(1)
10.4	Employment Agreement by and between the Company and Leonard Mazar dated September 12, 2014(2)
10.5	Amended and Coordination Agreement dated November 15, 2011 by and between Prenzamax LLC, Akrimax Pharmaceuticals, LLC ("Akrimax"), Citius Pharmaceuticals LLC and Alpex Pharma S.A. (3)
10.6	Collaboration and License Agreement dated June 12, 2008 by and between Citius Pharmaceuticals, LLC and Alpex Pharma S.A. (3)
10.7	Consultant Services Agreement dated September 1, 2014 by and between Neeta Wadekar and the Company (3)
10.8	Exclusive License Agreement dated November 15, 2011 by and between Prenzamax, LLC and Citius Pharmaceuticals (3)
10.9	Product Development and Pilot Lot Manufacturing Proposal Version 01 by and between the Company and IGI, Inc. dated July 21, 2010 (3)
10.10	Supply Agreement dated November 15, 2011 by and between Prenzamax, LLC and Alpex Pharma S.A. (3)
10.11	Technical and Quality Agreement dated November 15, 2011 by and among Citius Pharmaceuticals LLC, Alpex Pharma S.A. and Akrimax Pharmaceuticals, LLC. (3)
16	Letter from M&K CPAs, PLLC(1)
21	Subsidiaries*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_______________

(1)     Incorporated by Reference to the Current Report on form 8-K filed by the Company on September 18, 2014.

(2)     Incorporated by Reference to the Company's Annual Report on Form 10-K filed by the Company on December 29, 2014.

(3)     Incorporated by Reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-206903).

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 14, 2015	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Chief Executive Officer and Director	December 14, 2015
Leonard Mazur

/s/ Myron Holubiak	Director	December 14, 2015
Myron Holubiak

/s/ Suren Dutia	Director	December 14, 2015
Suren Dutia

