Form 10-Q
period 2015-12-31
Citius Pharmaceuticals, Inc.
filed 2016-02-12
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

 _____________________________________________________________

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

As of February 10, 2016, there were 35,159,553 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$281,489	$676,137
Prepaid expenses	60,000	60,000
Total Current Assets	341,489	736,137

Other Assets:
Trademarks	5,401	5,401

Total Assets	$346,890	$741,538

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$458,686	$559,150
Accrued expenses	535,000	8,260
Derivative warrant liability	872,999	738,955
Due to related party	70,386	70,386
Total Current Liabilities	1,937,071	1,376,751

Commitments and Contingencies

Stockholders' Deficit
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized; 34,701,220 and 34,117,886 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	34,701	34,118
Additional paid-in capital	8,636,388	8,371,218
Accumulated deficit	(10,261,270)	(9,040,549)
Total Stockholders' Deficit	(1,590,181)	(635,213)

Total Liabilities and Stockholders' Deficit	$346,890	$743,538

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2015	2014

Revenues	$—	$—

Operating Expenses
Research and development	829,156	477,123
General and administrative	294,221	293,018
Stock-based compensation – general and administrative	121,299	108,764
Total Operating Expenses	1,244,676	878,905

Operating Loss	(1,244,676)	(878,905)

Other Income (Expense), Net
Interest income	15	2,208
Gain on revaluation of derivative warrant liability	23,940	60,489
Interest expense	—	(7,500)
Total Other Income (Expense), Net	23,955	55,197

Loss before Income Taxes	(1,220,721)	(823,708)
Income tax benefit	—	—

Net Loss	$(1,220,721)	$(823,708)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding
Basic and diluted	34,414,988	30,036,759

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

(Unaudited)

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 1, 2015	$—	34,117,886	$34,118	$8,371,218	$(9,040,549)	$(635,213)
Issuance of common stock in private placements, net of costs	—	583,334	583	143,871	—	144,454
Stock-based compensation	—	—	—	121,299	—	121,299
Net loss	—	—	—	—	(1,220,721)	(1,220,721)

Balance, December 31, 2015	$—	34,701,220	$34,701	$8,636,388	$(10,261,270)	$(1,590,181)

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,220,721)	$(823,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on revaluation of derivative warrant liability	(23,940)	(60,489)
Stock-based compensation expense	121,299	108,764
Changes in operating assets and liabilities:
Accounts payable	(100,464)	92,907
Accrued expenses	526,740	(59,797)
Accrued interest	—	7,500
Net Cash Used In Operating Activities	(697,086)	(734,823)

Cash Flows From Financing Activities:
Net proceeds from private placements	302,438	—
Net Cash Provided By Financing Activities	302,438	—

Net Change in Cash and Cash Equivalents	(394,648)	(734,823)
Cash and Cash Equivalents - Beginning of Period	676,137	1,552,060

Cash and Cash Equivalents - End of Period	$281,489	$817,237

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—
Income taxes paid	$—	$—
Fair value of warrants recorded as derivative warrant liability	$157,984	—
Conversion of promissory notes and accrued interest into common stock	$—	$633,333

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $697,086 and $734,823 for three months ended December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had a working capital deficit of $1,595,582 and a stockholders' deficit of $1,590,181. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At December 31, 2015, the Company had limited capital to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood as a completion of specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through December 31, 2015.

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

The Company has not been reimbursed for any development costs nor has it earned any royalty payments through December 31, 2015.

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

Interest expense on the Promissory Notes for the three months ended December 31, 2014 was $7,500.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At December 31, 2015 and September 30, 2015, the Company had outstanding warrants to purchase 3,620,371 shares and 3,037,037 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain "down round" provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at December 31, 2015 was 57%. We used a risk-free interest rate of 1.76%, estimated lives of 4.22 to 4.89 years, which are the remaining contractual lives of the warrants subject to "down round" provisions, and no dividends to our common stock. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37%, estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants subject to "down round" provisions, and no dividends to our common stock.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Derivative warrant liability, beginning of period	$738,955	$1,450,943
Fair value of warrants issued	157,984	—
Total realized/unrealized gains included in net loss (1)	(23,940)	(60,489)
Derivative warrant liability, end of period	$872,999	$1,390,454

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

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company is required to file a registration statement (the "Registration Statement"), registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to cause the Registration Statement to be filed no later than 60 days after the completion of the Private Offering (the "Filing Deadline"), and to have the Registration Statement declared effective within 180 days of the Filing Deadline. The Private Offering is still in progress. Any holders of the shares of common stock removed from the Registration Statement as a result of a Section 415 comment from the SEC shall be included in a subsequent registration statement the Company will file no later than six months after the prior registration statement (or such other period as permitted by SEC rules). The Company filed the Registration Statement on September 11, 2015 and it was declared effective on January 21, 2016.

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

Between October 1, 2015 and November 20, 2015, the Company sold an additional 416,667 Units for a purchase price of $0.54 per Unit and 166,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $325,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for these private placements and other cash expenses related to the placements were $22,562. In connection with these placements, the Company credited $144,454 to stockholders' equity (deficit) and $157,984 to derivative warrant liability.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the "2014 Plan") and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2015, there were options to purchase an aggregate of 4,700,000 shares of common stock outstanding under the 2014 Plan and 8,300,000 shares available for future grants.

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

A summary of option activity under the 2014 Plan as of December 31, 2015 and the changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2015	3,900,000	$0.47	8.94 years	$297,000
Granted	800,000	$0.54
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2015	4,700,000	$0.48	8.87 years	$297,000
Exercisable at December 31, 2015	2,260,000	$0.48	8.65 years	$162,000

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

On October 1 and October 8, 2015, the Company appointed two new directors. Each director received an option to purchase 400,000 shares of the Company's common stock at an exercise price of $0.54 per share in consideration for their services as members of the Company's board of directors. The weighted average grant-date fair value of the options granted was estimated at $0.28 per share. These options vest over 14 months and have a term of 10 years.

Stock-based compensation expense for the three months ended December 31, 2015 and 2014 was $121,299 and $108,764, respectively.

At December 31, 2015, unrecognized total compensation cost related to unvested awards of $425,604 is expected to be recognized over a weighted average period of 1.27 years.

Warrants

The Company has reserved 9,380,464 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2015:

	Exercise price	Number		Expiration Date
Investor Warrants	$0.60	3,400,067		September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000		September 12, 2019
Investor Warrants	0.60	500,000	(1)	March 19, 2020
Investor Warrants	0.60	583,334	(1)	April 22, 2020
Investor Warrants	0.60	258,333	(1)	April 30, 2020
Investor Warrants	0.60	333,334	(1)	June 10, 2020
Investor Warrants	0.60	100,000	(1)	June 22, 2020
Investor Warrants	0.60	370,370	(1)	June 26, 2020
Investor Warrants	0.60	208,333	(1)	July 2, 2020
Investor Warrants	0.60	100,000	(1)	July 25, 2020
Investor Warrants	0.60	333,333	(1)	July 15, 2020
Investor Warrants	0.60	250,000	(1)	September 14, 2020
Investor Warrants	0.60	166,667	(1)	November 5, 2020
Investor Warrants	0.60	166,667	(1)	November 18, 2020
Investor Warrants	0.60	250,000	(1)	November 20, 2020
		9,380,464

__________

(1)     Fair value of these warrants are included in the derivative warrant liability

The weighted average remaining life of the warrants is 4.01 years. At December 31, 2015, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

7. RELATED PARTY TRANSACTIONS

The Company's headquarters is located in the office space of a company affiliated through common ownership. The Company has not recorded any revenue or expense related to the use of the office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of December 31, 2015 and September 30, 2015, the Company owed $70,386 to a company affiliated through common ownership for the expenses the related party paid on the Company's behalf and services performed by the related party.

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

Consulting expense under the agreements for the three months ended December 31, 2015 and 2014 was $87,000. Consulting expense for the three months ended December 31, 2015 and 2014 includes $12,000 paid to a financial consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors. The options were granted on June 1, 2015.

9. SUBSEQUENT EVENTS

In January 2016, the Company sold an additional 458,333 Units for a purchase price of $0.54 per Unit for gross proceeds of $247,500. Each Unit consists of one share of common stock and one Investor Warrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2015 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2015. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Note Regarding Forward-Looking Statements."

Historical Background

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a pharmaceutical company focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC's inception through December 31, 2015, were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

Through December 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. The Company has not yet realized any revenues from its planned principal operations.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood as a completion of specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through December 31, 2015.

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

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through December 31, 2015.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement.

RESULTS OF OPERATIONS

Three months ended December 31, 2015 compared with the three months ended December 31, 2014

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Revenues	$—	$—

Operating expenses:
Research and development	829,156	477,123
General and administrative	294,221	293,018
Stock-based compensation	121,299	108,764
Total operating expenses	1,244,676	878,905
Operating loss	(1,244,676)	(878,905)
Interest income	15	2,208
Gain on revaluation of derivative warrant liability	23,940	60,489
Interest expense	—	(7,500)
Net loss	$(1,220,721)	$(823,708)

Revenues

We did not generate any revenues for the three months ended December 31, 2015 and 2014. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the partnering agreement, we were not entitled to any revenues during the three months ended December 31, 2015 and 2014. It is unlikely that we will ever receive any material revenues from Suprenza.

Research and Development Expenses

For the three months ended December 31, 2015, research and development expenses were $829,156 as compared to $477,123 during the three months ended December 31, 2014. The $352,033 increase in 2015 was primarily due to an increase of $302,187 in costs incurred in the development of our product for the treatment of hemorrhoids and a $50,000 fee paid for an option on a potential new product. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended December 31, 2015, general and administrative expenses were $294,221 as compared to $293,018 during the three months ended December 31, 2014. General and administrative expenses were consistent for the three months ended December 31, 2015 and 2014. These costs are primarily for compensation costs for our Chief Executive Officer, financial and accounting consulting expenses, insurance costs and professional fees.

Stock-based Compensation Expense

For the three months ended December 31, 2015, stock-based compensation expense was $121,299 as compared to $108,764 for the three months ended December 31, 2014. The $121,299 expense for the three months ended December 31, 2015 includes the expenses for our Chief executive Officer's options, an option granted to a consultant and options granted to our two new independent directors. The $108,764 expense for the three months ended December 31, 2014 was solely due to the stock options granted to our Chief Executive Officer in connection with his employment agreement.

Other Income (Expense)

Interest income earned on the remaining proceeds of our private offerings was $15 for the three months ended December 31, 2015 compared to $2,208 for the three months ended December 31, 2014.

Gain on revaluation of derivative warrant liability for the three months ended December 31, 2015 was $23,940 compared to $60,489 for the three months ended December 31, 2014. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The gain for the three months ended December 31, 2014 was due to the change in the fair value of the derivative warrant liability that we recognized in connection with the first closing of the Private Offering on September 12, 2014.

There was no interest expense for the three months ended December 31, 2015. For the three months ended December 31, 2014, interest expense was $7,500 on our promissory notes. The decrease in interest expense was due to the December 31, 2014 conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Net Loss

For the three months ended December 31, 2015, we incurred a net loss of $1,220,721 compared to a net loss for the three months ended December 31, 2014 of $823,708. The $397,013 increase in the net loss was primarily due to the $352,033 increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $1,220,721 for the three months ended December 31, 2015. At December 31, 2015, Citius had a stockholders' deficit of $1,590,181 and an accumulated deficit of $10,261,270. Citius' net cash used in operations during the three months ended December 31, 2015 was $697,086.

As of December 31, 2015, Citius had a working capital deficit of $1,595,582. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At December 31, 2015, Citius had cash and cash equivalents of $281,489 available to fund its operations. The Company's primary sources of cash flow since inception have been from financing activities. During the three months ended December 31, 2015, the Company received net proceeds of $302,438 from the issuance of equity. During the year ended September 30, 2015 and the nine months ended September 30, 2014, the Company received net proceeds of $1,509,493 and $1,680,834, respectively, from the issuance of equity. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

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

In January 2016, the Company sold an additional 458,333 Units for a purchase price of $0.54 per Unit for gross proceeds of $247,500.

We expect that we will have sufficient funds to continue our operations for the next three to six months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

Derivative Warrant Liability

The FASB ASC 815-40: Derivatives and Hedging-Contracts in Entity's Own Equity requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. The 3,400,067 Investor Warrants, the 680,013 warrants underlying the placement agent's Unit warrants and the 1,000,000 warrants issued for investment banking services in the Private Offering on September 12, 2014 were separately accounted for as liabilities at issuance. In addition, the 3,620,371 Investor Warrants issued between March 19, 2015 and November 20, 2015 were accounted for as liabilities at issuance. The warrants are classified as liabilities because the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants. The 2015 private placements did not result in an adjustment of the exercise price.

The Company performs valuations of the warrants issued in the Private Offering using a probability weighted Black-Scholes Pricing Model which value was compared to a Binomial Option Pricing Model for reasonableness. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down-round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility calculated at December 31, 2015 was 57%. We used a risk-free interest rate of 1.76% and estimated lives of 4.22 to 4.89 years, which are the remaining contractual lives of the warrants. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37% and estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the SEC.

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

Our Chief Executive Officer and Principal Financial Officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	the Company does not have an audit committee;
2)	lack of documented policies and procedures;
3)	the financial reporting function is carried out by consultants; and
4)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

In October 2015, the Company appointed two new independent directors. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company's Form 10-K filed with the SEC on December 14, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between October 1, 2015 and November 20, 2015, the Company sold an additional 416,667 Units for a purchase price of $0.54 per Unit and 166,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $325,000. Each Unit consists of one share of common stock and one Investor Warrant.

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

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 12, 2016	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

