Form 10-Q
period 2016-03-31
Citius Pharmaceuticals, Inc.
filed 2016-05-20
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 16, 2016, there were 73,038,042 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2016

 EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires the "Company," "we," "us" and "our" refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiaries, Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., taken as a whole.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$3,759,035	$676,137
Prepaid expenses	20,544	60,000
Total Current Assets	3,779,579	736,137

Property and Equipment, Net of Accumulated Depreciation of $3,437	5,085	—

Other Assets:
Trademarks	5,401	5,401
Deposits	2,167	—
In-process research and development	19,400,000	—
Goodwill	1,586,796	—
Total Other Assets	20,994,364	5,401

Total Assets	$24,779,028	$741,538

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$366,694	$559,150
Accrued expenses	1,003,744	8,260
Accrued compensation	615,000	—
Accrued interest	23,862	—
Notes payable	772,970	—
Derivative warrant liability	1,502,558	738,955
Due to related party	68,611	70,386
Total Current Liabilities	4,353,439	1,376,751

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized; 71,138,042 and 34,117,886 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	71,138	34,118
Additional paid-in capital	31,485,175	8,371,218
Accumulated deficit	(11,130,724)	(9,040,549)
Total Stockholders' Equity (Deficit)	20,425,589	(635,213)

Total Liabilities and Stockholders' Equity (Deficit)	$24,779,028	$741,538

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—
Operating Expenses
Research and development	(200,300)	282,238	628,856	759,361
General and administrative	756,297	217,911	1,050,518	510,929
Stock-based compensation – general and administrative	115,614	108,765	236,913	217,529
Total Operating Expenses	671,611	608,914	1,916,287	1,487,819

Operating Loss	(671,611)	(608,914)	(1,916,287)	(1,487,819)

Other Income (Expense), Net
Interest income	3	447	18	2,655
Gain (loss) on revaluation of derivative warrant liability	(197,846)	263,199	(173,906)	323,688
Interest expense	—	—	—	(7,500)
Total Other Income (Expense), Net	(197,843)	263,646	(173,888)	318,843

Loss before Income Taxes	(869,454)	(345,268)	(2,090,175)	(1,168,976)
Income tax benefit	—	—	—	—

Net Loss	$(869,454)	$(345,268)	$(2,090,175)	$(1,168,976)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and diluted	37,243,421	31,147,507	35,821,477	30,586,030

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED MARCH 31, 2016

(Unaudited)

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 1, 2015	$—	34,117,886	$34,118	$8,371,218	$(9,040,549)	$(635,213)
Issuance of common stock in private placements, net of costs	—	7,716,668	7,716	3,686,967	—	3,694,683
Issuance of common stock for services	—	166,667	167	89,833	—	90,000
Issuance of common stock, warrants and stock options for acquisition	—	29,136,821	29,137	18,985,936	—	19,015,073
Reclassification of derivative warrant liability to additional paid-in capital	—	—	—	114,308	—	114,308
Stock-based compensation	—	—	—	236,913	—	236,913
Net loss	—	—	—	—	(2,090,175)	(2,090,175)
Balance, March 31, 2016	$—	71,138,042	$71,138	$31,485,175	$(11,130,724)	$20,425,589

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,090,175)	$(1,168,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on revaluation of derivative warrant liability	173,906	(323,688)
Stock-based compensation expense	236,913	217,529
Stock issued for services	90,000	—
Changes in operating assets and liabilities, net of effect of acquired business:
Prepaid expenses	60,000	—
Accounts payable	(437,232)	237,273
Accrued expenses	396,825	(52,151)
Accrued interest	—	7,500
Due to related party	(1,775)	30,808
Net Cash Used In Operating Activities	(1,571,538)	(1,051,705)

Cash Flows From Investing Activities:
Cash acquired in acquisition	255,748	—
Net Cash Provided By Investing Activities	255,748	—

Cash Flows From Financing Activities:
Net proceeds from private placements	4,398,688	260,000
Net Cash Provided By Financing Activities	4,398,688	260,000

Net Change in Cash and Cash Equivalents	3,082,898	(791,705)
Cash and Cash Equivalents - Beginning of Period	676,137	1,552,060

Cash and Cash Equivalents - End of Period	$3,759,035	$760,355

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—
Income taxes paid	$—	$—
Fair value of private placement warrants recorded as derivative warrant liability	$704,005	$117,976
Reclassification of derivative warrant liability to additional paid-in capital	$114,308	$—
Conversion of promissory notes and accrued interest into common stock	$—	$633,333

See Note 1 for supplemental cash flow information related to the acquisition of Leonard-Meron Biosciences, Inc.

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

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

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. ("LMB") as a wholly-owned subsidiary. LMB is a pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives (see "Acquisition of Leonard-Meron Biosciences, Inc." below).

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

Acquisition of Leonard-Meron Biosciences, Inc.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. ("LMB") by issuing 29,136,821 shares of its common stock. As of March 30, 2016, the stockholders of LMB received 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 3,645,297 common stock warrants of the Company and converted the outstanding common stock options of LMB into 1,158,758 common stock options of the Company.

The Company acquired tangible assets consisting of cash of $255,748, prepaid expenses of $20,544, property and equipment of $5,085, deposits of $2,167, and identifiable intangible assets of $19,400,000 related to in-process research and development. The Company assumed accounts payable of $244,776, accrued expenses of $598,659, accrued compensation of $615,000, accrued interest of $23,862, and notes payable of $772,970. Accordingly, the net assets acquired amounted to $17,428,277.

The fair value of LMB's net assets acquired on the date of the acquisition, based on management's analysis of the fair value of the 29,136,821 shares of the Company's common stock issued for LMB's outstanding stock, the 3,645,297 Company common stock warrants issued for LMB's outstanding common stock warrants, and the vested portion of the 1,158,758 Company common stock options issued for LMB's outstanding common stock options was $19,015,073. The fair value of the common stock issued was estimated at $17,482,093, the fair value of the warrants issued was estimated at $1,071,172 and the fair value of the vested options was estimated at $461,808.

The Company recorded goodwill of $1,586,796 for the excess of the purchase price of $19,015,073 over the net assets acquired of $17,428,277.

In-process research and development represents the value of LMB's leading drug candidate which is an antibiotic solution used to treat catheter-related bloodstream infections. Goodwill represents the value of LMB's industry relationships and its assembled workforce. In-process research and development and goodwill will not be amortized but will be tested at least annually for impairment. The purchase price allocation is preliminary and is subject to adjustment for future events.

Unaudited pro forma operating results, assuming the acquisition of LMB had been made as of October 1, 2014, are as follows:

	Six Months Ended March 31,
	2016	2015
Revenues	$—	$—
Net loss	$(5,343,124)	$(2,070,480)
Net loss per share – basic and diluted	$(0.08)	$(0.03)

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, LLC (the accounting acquirer). The accompanying consolidated financial statements also include the operations of Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.) since the September 12, 2014 reverse acquisition and the operations of Leonard-Meron Biosciences, Inc. ("LMB") since the March 30, 2016 acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

All share and per share amounts presented in these consolidated financial statements reflect the one-for-one exchange ratio of Citius Pharmaceuticals, LLC member interests to common shares in the reverse acquisition.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission.

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company's consolidated financial statements.

Use of Estimates — Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively higher significance include the accounting for acquisitions, stock-based compensation, valuation of warrants, and income taxes. Actual results could differ from those estimates.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $1,571,538 and $1,051,705 for six months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company had a working capital deficit of $573,860. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At March 31, 2016, the Company had limited capital to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood as a completion of specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments were earned or received by the Company through March 31, 2016 except for the reimbursement of regulatory fees under the Three-Party Agreement.

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

The Company has not been reimbursed for any development costs nor has it earned any royalty payments through March 31, 2016.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement. During the three months ended March 31, 2016, the Company received $292,575 from Alpex as reimbursement for regulatory filing fees that were previously expensed during the three months ended December 31, 2015. The reimbursement was recorded as a reduction of research and development expenses.

Patent and Technology License Agreement

On May 14, 2014, LMB entered into a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., ("NAT") to develop and commercialize Mino-Lok on an exclusive, worldwide (except for South America), sub licensable basis. LMB expensed a one-time license fee of $325,000 in May 2014. LMB will pay an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,050,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

4. NOTES PAYABLE

Promissory Notes

In November 2013, the Company issued two promissory notes (the "Promissory Notes") to two existing investors in aggregate total principal amount of $600,000. The Promissory Notes accrued interest at 5.00% per annum and were due at the earliest of (1) December 19, 2014, (2) the occurrence of an event of default as defined in the Promissory Notes, (3) an initial installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $6,500,000 in aggregate proceeds under any financing transaction, (4) a second installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $8,500,000 in aggregate proceeds under any financing transaction, and (5) a third installment of $100,000 principal amount, to each investor, upon the receipt by the Company of a minimum $10,000,000 in aggregate proceeds under any financing transaction. On December 31, 2014, the note holders requested conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Notes Payable – Related Party

On March 30, 2016, the Company assumed $772,970 of demand notes payable in the acquisition of LMB. The principal balance of the notes payable to our Chairman, Leonard Mazur, is $760,470 and the principal balance of the notes payable to our Chief Executive Officer, Myron Holubiak, is $12,500. Notes with a principal balance of $704,000 accrue interest at 4.0% per annum and notes with a principal balance of $68,970 accrue interest at 12% per annum. In April 2016, $600,000 of 4.0% demand notes payable and accrued interest of $1,985 was repaid to Leonard Mazur.

Interest Expense

There was no interest expense for the three and six months ended March 31, 2016. Interest expense on notes payable for the three and six months ended March 31, 2015 was $0 and $7,500, respectively.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At March 31, 2016 and September 30, 2015, the Company had outstanding warrants to purchase 5,253,705 shares and 3,037,037 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain "down round" provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at March 31, 2016 was 58%. We used a risk-free interest rate of 1.21%, estimated lives of 4.06 to 4.94 years, which are the remaining contractual lives of the warrants subject to "down round" provisions, and no dividends to our common stock. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37%, estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants subject to "down round" provisions, and no dividends to our common stock.

On March 20, 2015, anti-dilution rights related to warrants to purchase 500,000 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $114,308.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Derivative warrant liability, beginning of period	$738,955	$1,450,943
Fair value of warrants issued	704,005	117,976
Total realized/unrealized losses (gains) included in net loss (1)	173,906	(323,688)
Reclassification of liability to additional paid-in capital	(114,308)	—
Derivative warrant liability, end of period	$1,502,558	$1,245,231
___________

(1)	Included in gain (loss) on revaluation of derivative warrant liability in the Condensed Consolidated Statement of Operations.

None of the warrants issued to purchase 3,645,297 shares of common stock in connection with the acquisition of LMB contain "down round" provisions.

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

On September 12, 2014, the Company sold 3,400,067 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040. Each Unit consists of one share of common stock and one five-year warrant (the "Investor Warrants") to purchase one share of common stock at an exercise price of $0.60, (the "Private Offering"). The exercise price of the Investor Warrants was subject to adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions. The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

The Placement Agent was paid a commission of ten percent (10%) and a non-accountable expense allowance of three percent (3%) of the funds raised in the Private Offering. As a result of the foregoing arrangement, the Placement Agent was paid commissions and expenses of $265,206. In addition, the Company issued to the Placement Agent and their designees five-year warrants (the "Placement Agent Unit Warrants") to purchase 680,013 Units at an exercise price of $0.60 per Unit. The Placement Agent Unit Warrants are exercisable on a cash or cashless basis with respect to purchase of the Units, and will be exercisable only for cash with respect to warrants received as part of the Units. The exercise price of the warrants underlying the Placement Agent Unit Warrants was subject to weighted-average adjustment, for up to one year, if the Company issues common stock at a price lower than the exercise price, subject to certain exceptions.

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

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company is required to file a registration statement (the "Registration Statement"), registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to cause the Registration Statement to be filed no later than 60 days after the completion of the Private Offering (the "Filing Deadline"), and to have the Registration Statement declared effective within 180 days of the Filing Deadline. See Note 10. Any holders of the shares of common stock removed from the Registration Statement as a result of a Section 415 comment from the SEC shall be included in a subsequent registration statement the Company will file no later than six months after the prior registration statement (or such other period as permitted by SEC rules). The Company filed the Registration Statement on September 11, 2015 and it was declared effective on January 21, 2016.

During the year ended September 30, 2015, the Company sold an additional 2,837,037 Units for a purchase price of $0.54 per Unit and 200,000 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,652,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for the 2015 private placements and other cash expenses related to the placements were $142,507. In connection with these placements, the Company credited $741,058 to stockholders' equity (deficit) and $768,435 to derivative warrant liability.

During the six months ended March 31, 2016, the Company sold an additional 2,500,001 Units for a purchase price of $0.54 per Unit and 216,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,480,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for these private placements and other cash expenses related to the placements were $81,312. In connection with these placements, the Company credited $694,683 to stockholders' equity (deficit) and $704,005 to derivative warrant liability.

On March 22, 2016, the Company sold 5,000,000 shares of common stock at $0.60 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000. There were no expenses related to this placement.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the "2014 Plan") and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2016, there were options to purchase an aggregate of 5,858,758 shares of common stock outstanding under the 2014 Plan and 7,141,242 shares available for future grants.

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

A summary of option activity under the 2014 Plan as of March 31, 2016 and the changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at October 1, 2015	3,900,000	$0.47	8.94 years	$297,000
Granted	800,000	$0.54
Assumed in acquisition	1,158,758	$0.07
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2016	5,858,758	$0.40	8.51 years	$1,182,870
Exercisable at March 31, 2016	3,487,027	$0.41	8.41 years	$673,899

On September 12, 2014, the Board of Directors granted stock options to purchase 3,300,000 shares of common stock at an exercise price of $0.45 per share. The weighted average grant-date fair value of the options was estimated at $0.34 per share. These options vest over three years and have a term of 10 years.

On April 1, 2015, the Board of Directors granted stock options to purchase 100,000 shares of common stock at an exercise price of $0.60 per share. The weighted average grant-date fair value of the options was estimated at $0.16 per share. These options vested immediately and have a term of 5 years. On June 1, 2015, the Board of Directors granted stock options to purchase 500,000 shares of common stock at an exercise price of $0.60 per share. The weighted average grant-date fair value of the options was estimated at $0.27 per share. These options vest over three years and have a term of 10 years.

In October 2015, the Company appointed two new directors. Each director received an option to purchase 400,000 shares of the Company's common stock at an exercise price of $0.54 per share in consideration for their services as members of the Company's board of directors. The weighted average grant-date fair value of the options was estimated at $0.28 per share. These options vest over 14 months and have a term of 10 years.

On March 30, 2016, the Company assumed stock options to purchase 1,158,758 shares of common stock in connection with the acquisition of LMB. The LMB option holders received stock options to purchase 1,068,230 shares at an exercise price of $0.001 per share and 90,528 shares at an exercise price of $0.91 per share. Pursuant to the original grants, options to purchase 72,423 shares were immediately vested and options to purchase 1,086,335 shares vest over three years. The March 30, 2016 estimated fair value of the stock options was $670,242. The fair value of the vested options was estimated at $461,808 and has been included in the purchase price of LMB. The March 30, 2016 fair value of the unvested options was estimated at $208,434 per share and will be expensed over the remaining vesting period of the options. These options all had original terms of 10 years.

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $115,614 and $108,765, respectively. Stock-based compensation expense for the six months ended March 31, 2016 and 2015 was $236,913 and $217,529, respectively.

At March 31, 2016, unrecognized total compensation cost related to unvested awards of $532,107 is expected to be recognized over a weighted average period of 1.13 years.

Warrants

The Company has reserved 15,159,095 shares of common stock for the exercise of outstanding warrants. Because the Company does not have sufficient authorized shares to cover all share-settleable instruments, the Company evaluated the potential for additional derivative liability accounting using a policy for partial reclassification on a proportionate basis. The impact was not considered material. The following table summarizes the warrants outstanding at March 31, 2016:

	Exercise price	Number		Expiration Dates

Investor Warrants	$0.60	3,400,067		September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000		September 12, 2019
Investor Warrants	0.60	500,000		March 19, 2020
Investor Warrants	0.60	583,334	(1)	April 22, 2020
Investor Warrants	0.60	258,333	(1)	April 30, 2020
Investor Warrants	0.60	333,334	(1)	June 10, 2020
Investor Warrants	0.60	100,000	(1)	June 22, 2020
Investor Warrants	0.60	370,370	(1)	June 26, 2020
Investor Warrants	0.60	208,333	(1)	July 2, 2020
Investor Warrants	0.60	100,000	(1)	July 25, 2020
Investor Warrants	0.60	333,333	(1)	July 15, 2020
Investor Warrants	0.60	250,000	(1)	September 14, 2020
Investor Warrants	0.60	166,667	(1)	November 5, 2020
Investor Warrants	0.60	166,667	(1)	November 18, 2020
Investor Warrants	0.60	250,000	(1)	November 20, 2020
Investor Warrants	0.60	458,333	(1)	January 7, 2021
Investor Warrants	0.60	241,667	(1)	February 2, 2021
Investor Warrants	0.60	1,000,000	(1)	February 17, 2021
Investor Warrants	0.60	50,000	(1)	March 17, 2021
Investor Warrants	0.60	383,334	(1)	March 21, 2021
LMB Warrants	0.41	1,352,266		June 12, 2019 - March 2, 2021
LMB Warrants	0.66	122,319		September 30, 2019 - January 8, 2020
LMB Warrants	1.38	265,814		November 3, 2019 - March 6, 2020
LMB Warrants	0.50	1,108,249		August 18, 2020 – March 14, 2021
LMB Warrants	0.91	796,649		March 24, 2022 – April 29, 2022
		15,159,095

(1)	Fair value of these warrants are included in the derivative warrant liability

On March 30, 2016, the Company granted warrants to purchase 3,645,297 shares of common stock in connection with the acquisition of LMB. The warrants have exercise prices between $0.41 and $1.38 per share. All warrants were vested at March 30, 2016. The fair value of the warrants was estimated at $1,071,172 and has been included in the purchase price of LMB. The warrants have remaining terms between 3.2 and 6.1 years.

At March 31, 2016, the weighted average remaining life of all of the outstanding warrants is 4.10 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $367,755.

7. RELATED PARTY TRANSACTIONS

The Company's headquarters is located in the office space of a company affiliated through common ownership. The Company has not recorded any revenue or expense related to the use of the office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of March 31, 2016 and September 30, 2015, the Company owed $68,611 and $70,386, respectively, to a company affiliated through common ownership for the expenses the related party paid on the Company's behalf and services performed by the related party.

Our Chairman of the Board, Leonard Mazur, is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC ("Akrimax"), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products (see Note 3).

Our Chairman of the Board, Leonard Mazur, and our Chief Executive Officer, Myron Holubiak, are co-founders and significant shareholders in LMB. In connection with the acquisition of LMB, our Chairman purchased an additional 5,000,000 shares of the Company.

8. EMPLOYMENT AND CONSULTING AGREEMENTS

Employment Agreements

The Company entered into a three year employment agreement with its Chief Executive Officer, Leonard Mazur, effective September 12, 2014. Upon expiration, the agreement automatically renews for successive periods of one-year. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement. Under the agreement, Leonard Mazur was granted options to purchase 3,300,000 shares of common stock. On March 30, 2016, in connection with the acquisition of LMB, Leonard Mazur resigned as Chief Executive Officer but will continue to serve as Chairman of the Board under the current employment agreement.

On March 30, 2016, in connection with the acquisition of LMB, the Company entered into a three year employment agreement with Myron Holubiak to serve as Chief Executive Officer. Upon expiration, the agreement automatically renews for successive periods of one-year. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

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

Consulting expense under the agreements for the three months ended March 31, 2016 and 2015 was $187,000 and $87,000, respectively. Consulting expense under the agreements for the six months ended March 31, 2016 and 2015 was $274,000 and $174,000, respectively. Consulting expense for the three months ended March 31, 2016 and 2015 includes $12,000 paid to a financial consultant who is a stockholder of the Company. Consulting expense for the six months ended March 31, 2016 and 2015 includes $24,000 paid to a financial consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors. The options were granted on June 1, 2015.

9. OPERATING LEASE

LMB leases office space in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on July 31, 2016. LMB is in the process of extending the agreement.

10. SUBSEQUENT EVENTS

In April 2016, the Company sold an additional 1,850,000 Units for a purchase price of $0.54 per Unit and 50,000 Units for a purchase price of $0.60 per unit for gross proceeds of $1,029,000. Each Unit consists of one share of common stock and one Investor Warrant. On May 12, 2016, the Company announced that it had completed the final phase of the private placement of these Units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six months ended March 31, 2016 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2015. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Note Regarding Forward-Looking Statements."

Historical Background

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a pharmaceutical company focused on developing innovative formulations aimed at improving the delivery and compliance of approved drugs. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC's inception through March 31, 2016 were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. ("LMB") by issuing 29,136,821 shares of its common stock. As of March 30, 2016, the stockholders of LMB received 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 3,645,297 common stock warrants of the Company and converted the outstanding common stock options of LMB into 1,158,758 common stock options of the Company.

In connection with the acquisition, the Company acquired tangible assets consisting of cash of $255,748, prepaid expenses of $20,544, property and equipment of $5,085, deposits of $2,167, and identifiable intangible assets of $19,400,000 related to in-process research and development. The Company assumed accounts payable of $244,776, accrued expenses of $598,659, accrued compensation of $615,000, accrued interest of $23,862 and notes payable of $772,970. The fair value of LMB's net assets acquired on the date of the acquisition, based on management's analysis of the fair value of the 29,136,821 shares of the Company's common stock issued for LMB's outstanding stock, the 3,645,297 Company common stock warrants issued for LMB's outstanding common stock warrants, and the 1,158,758 Company common stock options issued for LMB's outstanding common stock options was $19,015,073. The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets acquired.

In-process research and development represents the value of LMB's leading drug candidate which is an antibiotic solution used to treat catheter-related bloodstream infections. Goodwill represents the value of LMB's industry relationships and its assembled workforce. In-process research and development and goodwill will not be amortized, but will be tested at least annually for impairment. For income tax purposes, we expect the full amount of the goodwill to be deductible over its fifteen-year amortization period. The purchase price allocation is preliminary and is subject to adjustment for future events.

Through March 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. The Company has not yet realized any revenues from its planned principal operations.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition of Citius Pharmaceuticals, LLC was accounted for as a "Reverse Acquisition" whereby Citius Pharmaceuticals, LLC was deemed to be the accounting acquirer. The historical financial statements of Citius Pharmaceuticals, LLC are presented as our historical financial statements. The historical fiscal year end of Citius Pharmaceuticals, LLC was December 31. In connection with the Reverse Acquisition, we adopted the fiscal year end of Citius Pharmaceuticals, Inc. thereby changing our fiscal year end from December 31 to September 30. The following analysis of our results of operations reflects the accounting treatment required as a result of the Reverse Acquisition.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood as a completion of specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue"). No milestone, royalty or other payments have been earned or received by the Company through March 31, 2016 except for the reimbursement of regulatory fees under the Three-Party Agreement.

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

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through March 31, 2016.

Three-Party Agreement

On November 15, 2011, the Company, Alpex and Prenzamax entered into the Three-Party Agreement wherein the terms of the Alpex Agreement were modified and Prenzamax and the Company agreed to each pay a portion of certain regulatory filing fees for as long as Prenzamax is purchasing Suprenza from Alpex pursuant to the Three-Party Agreement. During the three months ended March 31, 2016, the Company received $292,575 from Alpex as reimbursement for regulatory filing fees that were previously expensed during the three months ended December 31, 2015. The reimbursement was recorded as a reduction of research and development expenses.

Patent and Technology License Agreement

On May 14, 2014, LMB entered into a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., ("NAT") to develop and commercialize Mino-Lok on an exclusive, worldwide (except for South America), sub licensable basis. LMB expensed a one-time license fee of $325,000 in May 2014. LMB will pay an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,050,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared with the three months ended March 31, 2015

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenues	$—	$—
Operating expenses:
Research and development	(200,300)	282,238
General and administrative	756,297	217,911
Stock-based compensation	115,614	108,765
Total operating expenses	671,611	608,914
Operating loss	(671,611)	(608,914)
Interest income	3	447
Gain (loss) on revaluation of derivative warrant liability	(197,846)	263,199
Interest expense	—	—
Net loss	$(869,454)	$(345,268)

Revenues

We did not generate any revenues for the three months ended March 31, 2016 and 2015. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the partnering agreement, we were not entitled to any revenues during the three months ended March 31, 2016 and 2015. It is unlikely that we will ever receive any material revenues from Suprenza.

Research and Development Expenses

For the three months ended March 31, 2016, research and development expenses were $(200,300) as compared to $282,238 during the three months ended March 31, 2015. The $482,538 decrease in 2016 was primarily due to the reimbursement of $292,575 from Alpex for regulatory filing fees that were previously expensed during the three months ended December 31, 2015 and a decrease of $204,237 in costs incurred in the development of our product for the treatment of hemorrhoids. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended March 31, 2016, general and administrative expenses were $756,297 as compared to $217,911 during the three months ended March 31, 2015. The $538,386 increase in 2016 was primarily due to an increase in compensation costs of $136,232, an increase in consulting fees of $130,000 incurred for financing activities and corporate development services, an increase in investor relations fees of $128,171, and $138,750 of costs incurred for the acquisition of LMB.

Stock-based Compensation Expense

For the three months ended March 31, 2016, stock-based compensation expense was $115,614 as compared to $108,765 for the three months ended March 31, 2015. The $115,614 expense for the three months ended March 31, 2016 includes the expenses for our Chairman's options, an option granted to a consultant and options granted to our two new independent directors. The $108,765 expense for the three months ended March 31, 2015 was solely due to the stock options granted to our Chairman in connection with his employment agreement.

Other Income (Expense)

Interest income earned on the remaining proceeds of our private offerings was $3 for the three months ended March 31, 2016 compared to $447 for the three months ended March 31, 2015.

Gain (loss) on revaluation of derivative warrant liability for the three months ended March 31, 2016 was $(197,846) compared to $263,199 for the three months ended March 31, 2015. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The loss for the three months ended March 31, 2016 was primarily due to the increase in the fair value of our stock from $0.54 per share at December 31, 2015 to $0.60 per share at March 31, 2016. The gain for the three months ended March 31, 2015 was primarily due to the decrease in the fair value of our stock from $0.60 per share at December 31, 2014 to $0.54 per share at March 31, 2015.

Net Loss

For the three months ended March 31, 2016, we incurred a net loss of $869,454 compared to a net loss for the three months ended March 31, 2015 of $345,268. The $524,186 increase in the net loss was primarily due to the $461,045 change in the gain (loss) on revaluation of derivative warrant liability.

Six months ended March 31, 2016 compared with the six months ended March 31, 2015

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Revenues	$—	$—
Operating expenses:
Research and development	628,856	759,361
General and administrative	1,050,518	510,929
Stock-based compensation	236,913	217,529
Total operating expenses	1,916,287	1,487,819
Operating loss	(1,916,287)	(1,487,819)
Interest income	18	2,655
Gain (loss) on revaluation of derivative warrant liability	(173,906)	323,688
Interest expense	—	(7,500)
Net loss	$(2,090,175)	$(1,168,976)

Revenues

We did not generate any revenues for the six months ended March 31, 2016 and 2015. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product. Under the partnering agreement, we were not entitled to any revenues during the six months ended March 31, 2016 and 2015. It is unlikely that we will ever receive any material revenues from Suprenza.

Research and Development Expenses

For the six months ended March 31, 2016, research and development expenses were $628,856 as compared to $759,361 during the six months ended March 31, 2015. The $130,505 decrease in 2016 was primarily due to the reimbursement of $292,575 from Alpex for regulatory filing fees offset by an increase in costs incurred in the development of our product for the treatment of hemorrhoids. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the six months ended March 31, 2016, general and administrative expenses were $1,050,518 as compared to $510,929 during the six months ended March 31, 2015. The $539,589 increase in 2016 was primarily due to an increase in compensation costs of $117,748, an increase in consulting fees of $130,000 incurred for financing activities and corporate development services, an increase in investor relations fees of $159,785, and $138,750 of costs incurred for the acquisition of LMB.

Stock-based Compensation Expense

For the six months ended March 31, 2016, stock-based compensation expense was $236,913 as compared to $217,529 for the six months ended March 31, 2015. The $236,913 expense for the six months ended March 31, 2016 includes the expenses for our Chairman's options, an option granted to a consultant and options granted to our two new independent directors. The $217,519 expense for the six months ended March 31, 2015 was solely due to the stock options granted to our Chairman in connection with his employment agreement.

Other Income (Expense)

Interest income earned on the remaining proceeds of our private offerings was $18 for the six months ended March 31, 2016 compared to $2,655 for the six months ended March 31, 2015.

Gain (loss) on revaluation of derivative warrant liability for the six months ended March 31, 2016 was $(173,906) compared to $323,688 for the six months ended March 31, 2015. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The loss for the six months ended March 31, 2016 was primarily due to the increase in the fair value of our stock from $0.54 per share at September 30, 2015 to $0.60 per share at March 31, 2016. The gain for the six months ended March 31, 2015 was primarily due to the decrease in the fair value of our stock from $0.60 per share at September 30, 2014 to $0.54 per share at March 31, 2015.

There was no interest expense for the six months ended March 31, 2016. For the six months ended March 31, 2015, interest expense was $7,500 on our promissory notes. The decrease in interest expense was due to the December 31, 2014 conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Net Loss

For the six months ended March 31, 2016, we incurred a net loss of $2,090,175 compared to a net loss for the six months ended March 31, 2015 of $1,168,976. The $921,199 increase in the net loss was primarily due to the $539,589 increase in general and administrative expenses and the $497,594 change in the gain (loss) on revaluation of derivative warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $2,090,175 for the six months ended March 31, 2016. At March 31, 2016, Citius had an accumulated deficit of $11,130,724. Citius' net cash used in operations during the six months ended March 31, 2016 was $1,571,538.

As of March 31, 2016, Citius had a working capital deficit of $573,860. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At March 31, 2016, Citius had cash and cash equivalents of $3,759,035 available to fund its operations. The Company's primary sources of cash flow since inception have been from financing activities. During the six months ended March 31, 2016, the Company received net proceeds of $4,398,688 from the issuance of equity. During the year ended September 30, 2015 and the nine months ended September 30, 2014, the Company received net proceeds of $1,509,493 and $1,680,834, respectively, from the issuance of equity. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

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

During the six months ended March 31, 2016, the Company sold an additional 2,500,000 Units for a purchase price of $0.54 per Unit and 216,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,480,000.

On March 22, 2016, the Company sold 5,000,000 shares of common stock at $0.60 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000.

In April 2016, the Company sold an additional 1,850,000 Units for a purchase price of $0.54 per Unit and 50,000 Units for a purchase price of $0.60 per unit for gross proceeds of $1,029,000.

We expect that we will have sufficient funds to continue our operations for the next six to nine months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

Derivative Warrant Liability

The FASB ASC 815-40: Derivatives and Hedging-Contracts in Entity's Own Equity requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. The 3,400,067 Investor Warrants, the 680,013 warrants underlying the placement agent's Unit warrants and the 1,000,000 warrants issued for investment banking services in the Private Offering on September 12, 2014 were separately accounted for as liabilities at issuance. In addition, the 5,753,704 Investor Warrants issued between March 19, 2015 and March 10, 2016 were accounted for as liabilities at issuance. The warrants are classified as liabilities because the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants. The 2015 and 2016 private placements did not result in an adjustment of the exercise price.

The Company performs valuations of the warrants issued in the Private Offering using a probability weighted Black-Scholes Pricing Model which value was compared to a Binomial Option Pricing Model for reasonableness. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down-round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility calculated at March 31, 2016 was 58%. We used a risk-free interest rate of 1.21% and estimated lives of 4.06 to 4.94 years, which are the remaining contractual lives of the warrants. The volatility factor used in the Black-Scholes Pricing Model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37% and estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants.

On September 12, 2015, anti-dilution rights related to warrants to purchase 5,080,080 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $1,148,328. On March 20, 2015, anti-dilution rights related to warrants to purchase 500,000 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $114,308.

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

Our Chief Executive Officer and Principal Financial Officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2016. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	the Company does not have an audit committee;
2)	lack of documented policies and procedures;
3)	the financial reporting function is carried out by consultants; and
4)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2016, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. ("LMB"). In connection with the acquisition, the Company appointed Myron Holubiak as its new Chief Executive Officer and added three new independent directors. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company's Form 10-K filed with the SEC on December 14, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2016, the Company sold an additional 2,500,000 Units for a purchase price of $0.54 per Unit and 216,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $1,480,000. Each Unit consists of one share of common stock and one Investor Warrant.

On March 22, 2016, the Company sold 5,000,000 shares of common stock at $0.60 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. ("LMB") by issuing 29,136,821 shares of its common stock. In addition, the Company converted the outstanding common stock warrants of LMB into 3,645,297 common stock warrants of the Company and converted the outstanding common stock options of LMB into 1,158,758 common stock options of the Company.

In April 2016, the Company sold an additional 1,850,000 Units for a purchase price of $0.54 per Unit and 50,000 Units for a purchase price of $0.60 per unit for gross proceeds of $1,029,000.

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

CITIUS PHARMACEUTICALS, INC.

Date: May 20, 2016	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

