Form 10-Q
period 2016-06-30
Citius Pharmaceuticals, Inc.
filed 2016-08-15
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-170781

Citius Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3425913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Commerce Drive, First Floor, Cranford, NJ 07016

 (Address of principal executive offices and zip code)

(908) 967-6677

(Registrant's telephone number, including area code)

63 Great Road, Maynard, MA 01754

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

As of August 10, 2016, there were 73,038,060 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,626,140	$676,137
Prepaid expenses	394,428	60,000
Total Current Assets	2,020,568	736,137

Property and Equipment, Net of Accumulated Depreciation of $4,108	4,414	—

Other Assets:
Trademarks	—	5,401
Deposits	2,167	—
In-process research and development	19,400,000	—
Goodwill	1,586,796	—
Total Other Assets	20,988,963	5,401

Total Assets	$23,013,945	$741,538

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$309,174	$559,150
Accrued expenses	585,028	8,260
Accrued compensation	775,000	—
Accrued interest	26,322	—
Notes payable	172,970	—
Derivative warrant liability	2,947,601	738,955
Due to related party	37,637	70,386
Total Current Liabilities	4,853,732	1,376,751

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized; 73,038,060 and 34,117,886 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	73,038	34,118
Additional paid-in capital	32,833,828	8,371,218
Accumulated deficit	(14,746,653)	(9,040,549)
Total Stockholders' Equity (Deficit)	18,160,213	(635,213)

Total Liabilities and Stockholders' Equity (Deficit)	$23,013,945	$741,538

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	381,119	415,531	1,009,975	1,174,892
General and administrative	1,464,551	194,651	2,515,069	705,580
Stock-based compensation – general and administrative	280,764	163,547	517,677	381,076
Total Operating Expenses	2,126,434	773,729	4,042,721	2,261,548

Operating Loss	(2,126,434)	(773,729)	(4,042,721)	(2,261,548)

Other Income (Expense), Net
Interest income	782	298	800	2,953
Gain (loss) on revaluation of derivative warrant liability	(1,485,832)	(51,541)	(1,659,738)	272,147
Interest expense	(4,445)	—	(4,445)	(7,500)
Total Other Income (Expense), Net	(1,489,495)	(51,243)	(1,663,383)	267,600

Loss before Income Taxes	(3,615,929)	(824,972)	(5,706,104)	(1,993,948)
Income tax benefit	—	—	—	—

Net Loss	$(3,615,929)	$(824,972)	$(5,706,104)	$(1,993,948)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.03)	$(0.12)	$(0.06)

Weighted Average Common Shares Outstanding
Basic and diluted	72,663,518	32,312,729	48,057,337	31,161,596

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED JUNE 30, 2016

(Unaudited)

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 1, 2015	$—	34,117,886	$34,118	$8,371,218	$(9,040,549)	$(635,213)
Issuance of common stock in private placements, net of costs	—	9,616,668	9,616	4,219,508	—	4,229,124
Issuance of common stock for services	—	166,667	167	89,833	—	90,000
Issuance of common stock, warrants and stock options for acquisition	—	29,136,839	29,137	18,985,936	—	19,015,073
Reclassification of derivative warrant liability to additional paid-in capital	—	—	—	649,656	—	649,656
Stock-based compensation	—	—	—	517,677	—	517,677
Net loss	—	—	—	—	(5,706,104)	(5,706,104)

Balance, June 30, 2016	$—	73,038,060	$73,038	$32,833,828	$(14,746,653)	$18,160,213

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(5,706,104)	$(1,993,948)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on revaluation of derivative warrant liability	1,659,738	(272,147)
Stock-based compensation expense	517,677	381,076
Stock issued for services	90,000	—
Depreciation	671	—
Write-off of abandoned trademarks	5,401	—
Changes in operating assets and liabilities, net of effect of acquired business:
Prepaid expenses	(313,884)	(5,918)
Accounts payable	(494,752)	228,168
Accrued expenses	(21,891)	(33,797)
Accrued compensation	160,000	—
Accrued interest	2,460	7,500
Due to related party	(32,749)	8,950
Net Cash Used In Operating Activities	(4,133,433)	(1,680,116)

Cash Flows From Investing Activities:
Cash acquired in acquisition	255,748	—
Net Cash Provided By Investing Activities	255,748	—

Cash Flows From Financing Activities:
Repayment of notes payable	(600,000)	—
Net proceeds from private placements	5,427,688	1,079,053
Net Cash Provided By Financing Activities	4,827,688	1,079,053

Net Change in Cash and Cash Equivalents	950,003	(601,063)
Cash and Cash Equivalents - Beginning of Period	676,137	1,552,060

Cash and Cash Equivalents - End of Period	$1,626,140	$950,997

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$1,985	$—
Income taxes paid	$—	$—
Fair value of private placement warrants recorded as derivative warrant liability	$1,198,564	$538,051
Reclassification of derivative warrant liability to additional paid-in capital	$649,656	$—
Conversion of promissory notes and accrued interest into common stock	$—	$633,333

See Note 1 for supplemental cash flow information related to the acquisition of Leonard-Meron Biosciences, Inc.

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing cancer care and critical care drug products.  The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007.  On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement"), with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius (see "Reverse Acquisition" below).

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. ("LMB") as a wholly-owned subsidiary. LMB is a pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives (see "Acquisition of Leonard-Meron Biosciences, Inc." below).

The Company has one approved product, Suprenza (phentermine hydrochloride), which it licensed out for promotion in the United States, Canada and Mexico. On July 1, 2016, the Company announced that it was discontinuing Suprenza and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

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

Acquisition of Leonard-Meron Biosciences, Inc.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. ("LMB") by issuing 29,136,839 shares of its common stock.  As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company.   In addition, the Company converted the outstanding common stock warrants of LMB into 3,645,297 common stock warrants of the Company and converted the outstanding common stock options of LMB into 1,158,770 common stock options of the Company.

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

The fair value of LMB's net assets acquired on the date of the acquisition, based on management's analysis of the fair value of the 29,136,839 shares of the Company's common stock issued for LMB's outstanding stock, the 3,645,297 Company common stock warrants issued for LMB's outstanding common stock warrants, and the vested portion of the 1,158,770 Company common stock options issued for LMB's outstanding common stock options was $19,015,073. The fair value of the common stock issued was estimated at $17,482,093, the fair value of the warrants issued was estimated at $1,071,172 and the fair value of the vested options was estimated at $461,808.

The Company recorded goodwill of $1,586,796 for the excess of the purchase price of $19,015,073 over the net assets acquired of $17,428,277.

In-process research and development represents the value of LMB's leading drug candidate which is an antibiotic solution used to treat catheter-related bloodstream infections (Mino-Lok™). Goodwill represents the value of LMB's industry relationships and its assembled workforce. In-process research and development and goodwill will not be amortized but will be tested at least annually for impairment. The purchase price allocation is preliminary and is subject to adjustment for future events.

Unaudited pro forma operating results, assuming the acquisition of LMB had been made as of October 1, 2014, are as follows:

	Nine Months Ended June 30,
	2016	2015
Revenues	$—	$—
Net loss	$(8,959,053)	$(4,659,479)
Net loss per share – basic and diluted	$(0.13)	$(0.08)

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission, and the Company's Form 8-K for the March 30, 2016 acquisition of Leonard-Meron Biosciences, Inc. filed with the Securities and Exchange Commission.

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

Net Loss per Common Share — Basic net loss per share of common stock has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of common stock has been computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during such period. In a net loss period, options, warrants and convertible securities are anti-dilutive and therefore excluded from diluted loss per share calculations.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company experienced negative cash flows from operations of $4,133,433 and $1,680,116 for the nine months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, the Company had a working capital deficit of $2,833,164.  The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations.  At June 30, 2016, the Company had limited capital to fund its operations.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below).  A milestone is generally understood as a completion of specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue").  No milestone, royalty or other payments were earned or received by the Company through June 30, 2016 except for the reimbursement of regulatory fees under the Three-Party Agreement.

On July 1, 2016, the Company announced that it notified the Food and Drug Administration ("FDA") and Alpex that it was discontinuing Suprenza.

Prenzamax, LLC

On November 15, 2011, the Company entered into an exclusive license agreement (the "Sublicense Agreement") with Prenzamax, LLC ("Prenzamax"), in which the Company granted Prenzamax and its affiliates the exclusive right to commercialize Suprenza in the United States. Prenzamax is an affiliate of Akrimax, a related party (see Note 7) and was formed for the specific purpose of managing the Sublicense Agreement. Under the terms of the Sublicense Agreement, Prenzamax is to pay the Company a percentage of the product's EBITDA, as defined ("Profit Share Payments").  In addition, Prenzamax is to reimburse the Company directly for certain development costs.  These payments are to commence once Prenzamax has achieved profitability, as defined in the Sublicense Agreement. Further, under the terms of the Sublicense Agreement, Prenzamax is required to share in the royalty payment due to Alpex under the Alpex Agreement.  In addition, Prenzamax is entitled to a percentage of the Alpex Revenue received by the Company. The Company has not been reimbursed for any development costs nor has it earned any royalty payments through June 30, 2016.

On July 1, 2016, the Company announced that it notified Prenzamax that it was discontinuing Suprenza.

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

On July 1, 2016, the Company announced that it notified Alpex and Prenzamax that it was discontinuing Suprenza.

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., ("NAT") to develop and commercialize Mino-Lok™ on an exclusive, worldwide (except for South America), sub licensable basis. LMB expensed a one-time license fee of $350,000 during the year ended May 31, 2014. LMB will pay an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license.  LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits.  In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,050,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

Notes Payable – Related Parties

On March 30, 2016, the Company assumed $772,970 of demand notes payable in the acquisition of LMB.  The principal balance of the notes payable to our Chairman, Leonard Mazur, was $760,470 and the principal balance of the notes payable to our Chief Executive Officer, Myron Holubiak, was $12,500.  Notes with a principal balance of $704,000 accrue interest at 4.0% per annum and notes with a principal balance of $68,970 accrue interest at 12% per annum.  In April 2016, $600,000 of 4.0% demand notes payable and accrued interest of $1,985 was repaid to Leonard Mazur.

Interest Expense

Interest expense on notes payable was $4,445 for the three and nine months ended June 30, 2016, and related to the demand notes payable assumed in the acquisition of LMB.  Interest expense notes payable for the three and nine months ended June 30, 2015 was $0 and $7,500, respectively, and related to the promissory notes issued to two existing investors.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At June 30, 2016 and September 30, 2015, the Company had outstanding warrants to purchase 5,508,334 shares and 3,037,037 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain "down round" provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at June 30, 2016 was 62%. We used a risk-free interest rate of 1.01%, estimated lives of 4.00 to 4.82 years, which are the remaining contractual lives of the warrants subject to "down round" provisions, and no dividends to our common stock. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37%, estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants subject to "down round" provisions, and no dividends to our common stock.

On March 20, 2016, anti-dilution rights related to warrants to purchase 500,000 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $114,308.  During the three months ended June 30, 2016, anti-dilution rights related to warrants to purchase 1,645,371 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $535,348.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Derivative warrant liability, beginning of period	$738,955	$1,450,943
Fair value of warrants issued	1,198,564	538,051
Total realized/unrealized losses (gains) included in net loss (1)	1,659,738	(272,147)
Reclassification of liability to additional paid-in capital	(649,656)	—
Derivative warrant liability, end of period	$2,947,601	$1,716,847

________________________
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

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company is required to file a registration statement (the "Registration Statement"), registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company has agreed to use its reasonable efforts to cause the Registration Statement to be filed no later than 60 days after the completion of the Private Offering (the "Filing Deadline"), and to have the Registration Statement declared effective within 180 days of the Filing Deadline. On May 12, 2016, the Company announced that it had completed the final phase of the Private Offering.  Any holders of the shares of common stock removed from the Registration Statement as a result of a Section 415 comment from the SEC shall be included in a subsequent registration statement the Company will file no later than six months after the prior registration statement (or such other period as permitted by SEC rules).  The Company filed the Registration Statement on September 11, 2015 and it was declared effective on January 21, 2016.

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

During the nine months ended June 30, 2016, the Company sold an additional 4,350,001 Units for a purchase price of $0.54 per Unit and 266,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,509,000.  Each Unit consists of one share of common stock and one Investor Warrant (see description above). There was no placement agent for these private placements and other cash expenses related to the placements were $81,312.  In connection with these placements, the Company credited $1,229,124 to stockholders' equity (deficit) and $1,198,564 to derivative warrant liability.

On March 22, 2016, the Company sold 5,000,000 shares of common stock at $0.60 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000.  There were no expenses related to this placement.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the "2014 Plan") and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan.  Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2016, there were options to purchase an aggregate of 6,658,770 shares of common stock outstanding under the 2014 Plan and 6,341,230 shares available for future grants.

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

A summary of option activity under the 2014 Plan as of June 30, 2016 and the changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2015	3,900,000	$0.47	8.94 years	$297,000
Granted	1,600,000	$0.67
Assumed in acquisition	1,158,770	$0.07
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2016	6,658,770	$0.45	8.46 years	$2,927,666
Exercisable at June 30, 2016	3,886,125	$0.40	8.21 years	$1,898,119

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

On March 30, 2016, the Company assumed stock options to purchase 1,158,770 shares of common stock in connection with the acquisition of LMB.  The LMB option holders received stock options to purchase 1,068,241 shares at an exercise price of $0.001 per share and 90,529 shares at an exercise price of $0.91 per share.   Pursuant to the original grants, options to purchase 72,423 shares were immediately vested and options to purchase 1,086,347 shares vest over three years.   The March 30, 2016 estimated fair value of the stock options was $670,242.  The fair value of the vested options was estimated at $461,808 and has been included in the purchase price of LMB. The March 30, 2016 fair value of the unvested options was estimated at $208,434 per share and will be expensed over the remaining vesting period of the options.  These options all had original terms of 10 years.

On June 23, 2016, the Board of Directors granted stock options to four directors. Each director received an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.80 per share in consideration for their services as members of the Company's Board of Directors. The weighted average grant-date fair value of the options was estimated at $0.44 per share.  These options vest in full on June 23, 2017 and have a term of 10 years.

Stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $280,764 and $163,547, respectively.  Stock-based compensation expense for the nine months ended June 30, 2016 and 2015 was $517,677 and $381,076, respectively.

At June 30, 2016, unrecognized total compensation cost related to unvested awards of $831,020 is expected to be recognized over a weighted average period of 1.04 years.

Warrants

The Company has reserved 17,059,095 shares of common stock for the exercise of outstanding warrants. Because the Company does not have sufficient authorized shares to cover all share-settleable instruments, the Company evaluated the potential for additional derivative liability accounting and the impact was not considered material. The following table summarizes the warrants outstanding at June 30, 2016:

	Exercise price	Number		Expiration Dates
Investor Warrants	$0.60	3,400,067		September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000		September 12, 2019
Investor Warrants	0.60	2,145,371		March 19, 2020 – June 26, 2020
Investor Warrants	0.60	891,666	(1)	July 2, 2020 – September 14, 2020
Investor Warrants	0.60	583,334	(1)	November 5, 2020 – November 20, 2020
Investor Warrants	0.60	2,133,334	(1)	January 7, 2021 – March 21, 2021
Investor Warrants	0.60	1,900,000	(1)	April 15, 2021 – April 25, 2021
LMB Warrants	0.41	1,352,266		June 12, 2019 - March 2, 2021
LMB Warrants	0.66	122,319		September 30, 2019 - January 8, 2020
LMB Warrants	1.38	265,814		November 3, 2019 - March 6, 2020
LMB Warrants	0.50	1,108,249		August 18, 2020 – March 14, 2021
LMB Warrants	0.91	796,649		March 24, 2022 – April 29, 2022
		17,059,095

________________

(1) Fair value of these warrants are included in the derivative warrant liability

On March 30, 2016, the Company granted warrants to purchase 3,645,297 shares of common stock in connection with the acquisition of LMB.  The warrants have exercise prices between $0.41 and $1.38 per share.  All warrants were vested at March 30, 2016.   The fair value of the warrants was estimated at $1,071,172 and has been included in the purchase price of LMB. The warrants have remaining terms between 2.95 and 5.83 years.

At June 30, 2016, the weighted average remaining life of all of the outstanding warrants is 3.96 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $4,999,440.

7. RELATED PARTY TRANSACTIONS

The Company's headquarters were previously located in Maynard, MA in the office space of a company affiliated through common ownership.  In connection with the March 30, 2016 acquisition of LMB, the Company changed its principal executive offices to Cranford, New Jersey.  The Company did not record any revenue or expense related to the use of the Maynard, MA office space as management has determined the usage to be immaterial and the affiliate has not charged for the usage.

As of June 30, 2016 and September 30, 2015, the Company owed $37,637 and $70,386, respectively, to a company affiliated through common ownership for the expenses the related party paid on the Company's behalf and services performed by the related party.

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

The Company has employment agreements with certain other employees that require the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

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

Consulting expense under the agreements for the three months ended June 30, 2016 and 2015 was $93,000 and $87,000, respectively.  Consulting expense under the agreements for the nine months ended June 30, 2016 and 2015 was $367,000 and $261,000, respectively.  Consulting expense for each of the three months ended June 30, 2016 and 2015 includes $12,000 paid to a financial consultant who is a stockholder of the Company.  Consulting expense for each of the nine months ended June 30, 2016 and 2015 includes $36,000 paid to a financial consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 500,000 shares of common stock contingent upon approval by the Board of Directors.  The options were granted on June 1, 2015.

9. OPERATING LEASE

LMB leases office space in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on July 31, 2016.  LMB is in the process of extending the agreement.

10. SUBSEQUENT EVENTS

The Company plans to hold its Annual Meeting of Stockholders on September 15, 2016.  At the meeting the stockholders will be asked to (1) elect seven directors to serve until the 2017 Annual Meeting of Stockholders, (2) ratify the selection of our independent registered public accounting firm, (3) approve an increase in the number of shares of authorized common stock from 90,000,000 shares to 200,000,000 shares, (4) grant the Board of Directors the authority to effect a reverse stock split of the common stock by a ratio of not less than 1-for-8 and not more than 1-for-20 during the next year, and (5) approve a change in the state of incorporation of the Company to Delaware from Nevada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine months ended June 30, 2016 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2015 and the Form 8-K for the March 30, 2016 acquisition of Leonard-Meron Biosciences, Inc. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see "Cautionary Note Regarding Forward-Looking Statements."

Historical Background

Citius Pharmaceuticals, Inc. ("Citius" or the "Company") is a specialty pharmaceutical company dedicated to acquiring, developing and commercializing cancer care and critical care drug products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC's inception through June 30, 2016 were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. ("LMB") by issuing 29,136,839 shares of its common stock.  As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company.   In addition, the Company converted the outstanding common stock warrants of LMB into 3,645,297 common stock warrants of the Company and converted the outstanding common stock options of LMB into 1,158,770 common stock options of the Company.

In connection with the acquisition, the Company acquired tangible assets consisting of cash of $255,748, prepaid expenses of $20,544, property and equipment of $5,085, deposits of $2,167, and identifiable intangible assets of $19,400,000 related to in-process research and development. The Company assumed accounts payable of $244,776, accrued expenses of $598,659, accrued compensation of $615,000, accrued interest of $23,862 and notes payable of $772,970. The fair value of LMB's net assets acquired on the date of the acquisition, based on management's analysis of the fair value of the 29,136,839 shares of the Company's common stock issued for LMB's outstanding stock, the 3,645,297 Company common stock warrants issued for LMB's outstanding common stock warrants, and the 1,158,770 Company common stock options issued for LMB's outstanding common stock options was $19,015,073. The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets acquired.

In-process research and development represents the value of LMB's leading drug candidate, which is an antibiotic solution used to treat catheter-related bloodstream infections. Goodwill represents the value of LMB's industry relationships and its assembled workforce. In-process research and development and goodwill will not be amortized, but will be tested at least annually for impairment.  The purchase price allocation is preliminary and is subject to adjustment for future events.

Through June 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza.  On July 1, 2016, the Company announced that it was discontinuing Suprenza and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids.  The Company has not yet realized any revenues from its planned principal operations.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition of Citius Pharmaceuticals, LLC was accounted for as a "Reverse Acquisition" whereby Citius Pharmaceuticals, LLC was deemed to be the accounting acquirer. The historical financial statements of Citius Pharmaceuticals, LLC are presented as our historical financial statements.  The historical fiscal year end of Citius Pharmaceuticals, LLC was December 31. In connection with the Reverse Acquisition, we adopted the fiscal year end of Citius Pharmaceuticals, Inc. thereby changing our fiscal year end from December 31 to September 30.  The following analysis of our results of operations reflects the accounting treatment required as a result of the Reverse Acquisition and the operations of LMB since the March 30, 2016 acquisition.

Business Agreements

Patent and Technology License Agreement

On May 14, 2014, LMB entered into a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., ("NAT") to develop and commercialize Mino-Lok™ on an exclusive, worldwide (except for South America), sub licensable basis. LMB expensed a one-time license fee of $350,000 during the year ended May 31, 2014. LMB will pay an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license.  LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits.  In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,050,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Suprenza Business Agreements

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). A milestone is generally understood as a completion of specific defined task towards the completion of a project or performance of a contract. For example, pursuant to the Company's agreement with Alpex, the Company is required to pay Alpex for the completion of certain tasks including, but not limited to, the development of the analytical methods, formulations and filings of the NDA. In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined ("Alpex Revenue").  No milestone, royalty or other payments have been earned or received by the Company through June 30, 2016 except for the reimbursement of regulatory fees under the Three-Party Agreement.

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

The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments through June 30, 2016.

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

On July 1, 2016, the Company announced that it notified the Food and Drug Administration ("FDA"), Alpex and Prenzamax that it was discontinuing Suprenza.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Revenues	$—	$—

Operating expenses:
Research and development	381,119	415,531
General and administrative	1,464,551	194,651
Stock-based compensation	280,764	163,547
Total operating expenses	2,126,434	773,729
Operating loss	(2,126,434)	(773,729)
Interest income	782	298
Loss on revaluation of derivative warrant liability	(1,485,832)	(51,541)
Interest expense	(4,445)	—
Net loss	$(3,615,929)	$(824,972)

Revenues

We did not generate any revenues for the three months ended June 30, 2016 and 2015. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product.  Under the partnering agreement, we were not entitled to any revenues during the three months ended June 30, 2016 and 2015.  On July 1, 2016, the Company announced that it was discontinuing Suprenza and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids.

Research and Development Expenses

For the three months ended June 30, 2016, research and development expenses were $381,119 as compared to $415,531 during the three months ended June 30, 2015.  The $34,412 decrease in 2016 was primarily due to the $199,052 in costs incurred by LMB on the development of Mino-Lok™ offset by a decrease of $233,464 in costs incurred in the development of our product for the treatment of hemorrhoids. In addition, at June 30, 2016, LMB had prepaid expenses of $294,259 related to the manufacturing of clinical supplies for the Phase 3 development of Mino-Lok™. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended June 30, 2016, general and administrative expenses were $1,464,551 as compared to $194,651 during the three months ended June 30, 2015.  The $1,269,900 increase in 2016 was primarily due to the acquisition of LMB which resulted in increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees.

Stock-based Compensation Expense

For the three months ended June 30, 2016, stock-based compensation expense was $280,764 as compared to $163,547 for the three months ended June 30, 2015.  The $280,764 expense for the three months ended June 30, 2016 includes the expenses for our Chairman's options, an option granted to a consultant, options granted to two directors (including our current Chief Executive Officer) and options granted in connection with the acquisition of LMB. The $163,547 expense for the three months ended June 30, 2015 was due to the stock options granted to our Chairman in connection with his employment agreement and stock options granted to two consultants.

Other Income (Expense)

Interest income earned on our cash balances was $782 for the three months ended June 30, 2016 compared to $298 for the three months ended June 30, 2015.

Loss on revaluation of derivative warrant liability for the three months ended June 30, 2016 was $1,485,832 compared to $51,541 for the three months ended June 30, 2015.  The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The loss for the three months ended June 30, 2016 was primarily due to the increase in the fair value of our stock from $0.60 per share at March 31, 2016 to $0.89 per share at June 30, 2016. The loss for the three months ended June 30, 2015 was primarily due to the increase in volatility used to calculate the fair value of our derivative warrant liability from 53% at March 31, 2015 to 57% at June 30, 2015.

Interest expense on the notes payables acquired in the acquisition of LMB was $4,445 for the three months ended June 30, 2016.  There was no interest expense for the three months ended June 30, 2015.

Net Loss

For the three months ended June 30, 2016, we incurred a net loss of $3,615,929 compared to a net loss for the three months ended June 30, 2015 of $824,972.  The $2,790,957 increase in the net loss was primarily due to the $1,434,291 increase in the loss on the revaluation of derivative warrant liability and the $1,269,900 increase in general and administrative expenses.

Nine months ended June 30, 2016 compared with the nine months ended June 30, 2015

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Revenues	$—	$—

Operating expenses:
Research and development	1,009,975	1,174,892
General and administrative	2,515,069	705,580
Stock-based compensation	517,677	381,076
Total operating expenses	4,042,721	2,261,548
Operating loss	(4,042,721)	(2,261,548)
Interest income	800	2,953
Gain (loss) on revaluation of derivative warrant liability	(1,659,738)	272,147
Interest expense	(4,445)	(7,500)
Net loss	$(5,706,104)	$(1,993,948)

Revenues

We did not generate any revenues for the nine months ended June 30, 2016 and 2015. Beginning in May 2012, our strategic sales and marketing partner, Prenzamax, generated revenues from the sale of Suprenza, our first commercial product.  Under the partnering agreement, we were not entitled to any revenues during the nine months ended June 30, 2016 and 2015.  On July 1, 2016, the Company announced that it was discontinuing Suprenza and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids.

Research and Development Expenses

For the nine months ended June 30, 2016, research and development expenses were $1,009,975 as compared to $1,174,892 during the nine months ended June 30, 2015.  The $164,917 decrease in 2016 was primarily due to the reimbursement of $292,575 from Alpex for regulatory filing fees offset by the increase in costs incurred by LMB for the development of Mino-Lok™. In addition, at June 30, 2016, LMB had prepaid expenses of $294,259 related to the manufacturing of clinical supplies for the Phase 3 development of Mino-Lok™. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the nine months ended June 30, 2016, general and administrative expenses were $2,515,069 as compared to $705,580 during the nine months ended June 30, 2015.  The $1,809,489 increase in 2016 was primarily due to the acquisition of LMB which resulted in increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees.

Stock-based Compensation Expense

For the nine months ended June 30, 2016, stock-based compensation expense was $517,677 as compared to $381,076 for the nine months ended June 30, 2015.  The $517,677 expense for the nine months ended June 30, 2016 includes the expenses for our Chairman's options, an option granted to a consultant, options granted to two directors (including our current Chief Executive Officer) and options granted in connection with the acquisition of LMB.  The $381,076 expense for the nine months ended June 30, 2015 was due to the stock options granted to our Chairman in connection with his employment agreement and options granted to two consultants.

Other Income (Expense)

Interest income earned on our cash balances was $800 for the nine months ended June 30, 2016 compared to $2,953 for the nine months ended June 30, 2015.

Gain (loss) on revaluation of derivative warrant liability for the nine months ended June 30, 2016 was $(1,659,738) compared to $272,147 for the nine months ended June 30, 2015.  The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The loss for the nine months ended June 30, 2016 was primarily due to the increase in the fair value of our stock from $0.54 per share at September 30, 2015 to $0.89 per share at June 30, 2016. The gain for the nine months ended June 30, 2015 was primarily due to the decrease in the fair value of our stock from $0.60 per share at September 30, 2014 to $0.54 per share at June 30, 2015.

Interest expense was $4,445 and $7,500 for the nine months ended June 30, 2016 and 2015, respectively.  Interest expense for the nine months ended June 30, 2016 related to the demand notes payable assumed in the acquisition of LMB.  For the nine months ended June 30, 2015, interest expense related to promissory notes issued to two existing investors.  The decrease in interest expense was due to the December 31, 2014 conversion of the outstanding $600,000 Promissory Notes and accrued interest of $33,333 into 1,055,554 shares of common stock at a conversion price of $0.60 per share.

Net Loss

For the nine months ended June 30, 2016, we incurred a net loss of $5,706,104 compared to a net loss for the nine months ended June 30, 2015 of $1,993,948.  The $3,712,156 increase in the net loss was primarily due to the $1,809,489 increase in general and administrative expenses and the $1,931,885 change in the gain (loss) on revaluation of derivative warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $5,706,104 for the nine months ended June 30, 2016.  At June 30, 2016, Citius had an accumulated deficit of $14,746,653.  Citius' net cash used in operations during the nine months ended June 30, 2016 was $4,133,433.

As of June 30, 2016, Citius had a working capital deficit of $2,833,164. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities.  At June 30, 2016, Citius had cash and cash equivalents of $1,626,140 available to fund its operations.  The Company's primary sources of cash flow since inception have been from financing activities.  During the nine months ended June 30, 2016, the Company received net proceeds of $5,427,688 from the issuance of equity.  During the year ended September 30, 2015 and the nine months ended September 30, 2014, the Company received net proceeds of $1,509,493 and $1,680,834, respectively, from the issuance of equity. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

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

During the nine months ended June 30, 2016, the Company sold an additional 4,350,001 Units for a purchase price of $0.54 per Unit and 266,667 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,509,000.

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

Derivative Warrant Liability

The FASB ASC 815-40: Derivatives and Hedging-Contracts in Entity's Own Equity requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of ASC 815-40, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. The 3,400,067 Investor Warrants, the 680,013 warrants underlying the placement agent's Unit warrants and the 1,000,000 warrants issued for investment banking services in the Private Offering on September 12, 2014 were separately accounted for as liabilities at issuance.  In addition, the 7,653,705 Investor Warrants issued between March 19, 2015 and April 25, 2016 were accounted for as liabilities at issuance. The warrants are classified as liabilities because the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants.  The 2015 and 2016 private placements did not result in an adjustment of the exercise price.

The Company performs valuations of the warrants issued in the Private Offering using a probability weighted Black-Scholes Pricing Model which value was compared to a Binomial Option Pricing Model for reasonableness. The model uses market-sourced inputs such as underlying stock prices, risk-free interest rates, volatility, expected life and dividend rates and has also considered the likelihood of "down-round" financings. Selection of these inputs involves management's judgment and may impact net income. Due to our limited operating history and limited number of sales of our Common Stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility calculated at June 30, 2016 was 62%. We used a risk-free interest rate of 1.01% and estimated lives of 4.00 to 4.82 years, which are the remaining contractual lives of the warrants. The volatility factor used in the Black-Scholes Pricing Model and the changes in the fair value of our common stock have a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at September 30, 2015 was 57%. We used a risk-free interest rate of 1.37% and estimated lives of 4.47 to 4.96 years, which are the remaining contractual lives of the warrants.

On September 12, 2015, anti-dilution rights related to warrants to purchase 5,080,080 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $1,148,328. During the nine months ended June 30, 2016, anti-dilution rights related to warrants to purchase 2,145,371 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $649,656.

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

Our Chief Executive Officer and Principal Financial Officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2016.  In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;

2)	the financial reporting function is carried out by consultants; and

3)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2016, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

On June 23, 2016, the Company added an additional independent director.  The Board of Directors currently consists of seven directors including five independent directors.  On June 23, 2016, the Board of Directors established an Audit and Risk Committee, a Compensation Committee, and a Nominating and Governance Committee. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 23, 2016, the Board adopted a Compensation Committee Charter, an Audit and Risk Committee Charter, and a Nominating and Governance Committee Charter. The Compensation Committee Charter, Audit and Risk Committee Charter, and Nominating and Governance Committee Charter may be viewed at the Company's website at www.citiuspharma.com.

Item 6. Exhibits

All references to registrant's Forms 8-K, 10-K and 10-Q include reference to File No. 333-170781

10.1	2014 Stock Incentive Plan.*

10.2	Form of Citius 2014 Stock Incentive Plan Nonqualified Stock Option.*

31.1	Certification of the Principal Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 15, 2016	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

