Form 10-Q
period 2016-12-31
Citius Pharmaceuticals, Inc.
filed 2017-02-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

(908) 967-6677

(Registrant’s telephone number, including area code)

_______________________________________________________________

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

As of January 31, 2017, there were 74,558,992 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

December 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$46,764	$294,351
Prepaid expenses	443,526	598,484
Total Current Assets	490,290	892,835

Property and Equipment, Net of Accumulated Depreciation of $5,452 and $4,780	3,070	3,742

Other Assets:
Deposits	2,167	2,167
Deferred offering costs	—	64,801
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	21,053,764

Total Assets	$21,482,323	$21,950,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$985,865	$909,156
Accrued expenses	1,847,062	958,101
Accrued compensation	1,010,500	903,250
Accrued interest	44,099	30,871
Notes payable – related parties	1,492,970	672,970
Derivative warrant liability	910,578	1,681,973
Due to related party	27,637	27,637
Total Current Liabilities	6,318,711	5,183,958

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 74,113,060 and 73,138,060 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	74,113	73,138
Additional paid-in capital	34,601,644	34,029,492
Accumulated deficit	(19,512,145)	(17,336,247)
Total Stockholders’ Equity	15,163,612	16,766,383

Total Liabilities and Stockholders’ Equity	$21,482,323	$21,950,341

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2016	2015

Revenues	$—	$—

Operating Expenses
Research and development	1,411,159	829,156
General and administrative	1,132,183	294,221
Stock-based compensation – general and administrative	241,514	121,299
Total Operating Expenses	2,784,856	1,244,676

Operating Loss	(2,784,856)	(1,244,676)

Other Income (Expense), Net
Interest income	—	15
Gain on revaluation of derivative warrant liability	622,186	23,940
Interest expense	(13,228)	—
Total Other Income (Expense), Net	608,958	23,955

Loss before Income Taxes	(2,175,898)	(1,220,721)
Income tax benefit	—	—

Net Loss	$(2,175,898)	$(1,220,721)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding
Basic and diluted	73,551,375	34,414,988

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, October 1, 2016	$—	73,138,060	$73,138	$34,029,492	$(17,336,247)	$16,766,383
Issuance of common stock in private placements, net of costs	—	975,000	975	181,429	—	182,404
Reclassification of derivative warrant liability to additional paid-in capital	—	—	—	149,209	—	149,209
Stock-based compensation	—	—	—	241,514	—	241,514
Net loss	—	—	—	—	(2,175,898)	(2,175,898)

Balance, December 31, 2016	$—	74,113,060	$74,113	$34,601,644	$(19,512,145)	$15,163,612

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,175,898)	$(1,220,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on revaluation of derivative warrant liability	(622,186)	(23,940)
Stock-based compensation expense	241,514	121,299
Depreciation	672	—
Changes in operating assets and liabilities:
Prepaid expenses	154,958	—
Accounts payable	76,709	(100,464)
Accrued expenses	888,961	526,740
Accrued compensation	107,250	—
Accrued interest	13,228	—
Net Cash Used In Operating Activities	(1,314,792)	(697,086)

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	820,000	—
Net proceeds from private placements	247,205	302,438
Net Cash Provided By Financing Activities	1,067,205	302,438

Net Change in Cash and Cash Equivalents	(247,587)	(394,648)
Cash and Cash Equivalents - Beginning of Period	294,351	676,137

Cash and Cash Equivalents - End of Period	$46,764	$281,489

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—
Income taxes paid	$—	$—
Fair value of warrants recorded as derivative warrant liability	$—	$157,984
Reclassification of derivative warrant liability to additional paid-in capital	$149,209	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary (see “Acquisition of Leonard-Meron Biosciences, Inc.” below).

The Company had one approved product, Suprenza (phentermine hydrochloride), which it licensed out for promotion in the United States, Canada and Mexico. On July 1, 2016, the Company announced that it was discontinuing Suprenza. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

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

In-process research and development represents the value of LMB’s leading drug candidate which is an antibiotic solution used to treat catheter-related bloodstream infections (Mino-Lok™) and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

Unaudited pro forma operating results for the three months ended December 31, 2015, assuming the acquisition of LMB had been made as of October 1, 2015, are as follows:

2015
Revenues	$—
Net loss	$(1,640,688)
Net loss per share – basic and diluted	$(0.03)

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, and LMB since the March 30, 2016 acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission.

Use of Estimates — Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for acquisitions, stock-based compensation, valuation of warrants, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Basic and Diluted Net Loss per Common Share — Basic and diluted net loss per common share is computed by dividing net loss in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of options, warrants and convertible securities were not included in the calculation of the diluted loss per share because they were anti-dilutive.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350). This ASU eliminates step 2 from the goodwill impairment test by comparing the fair value of a reporting unit with the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, an impairment charge for the excess is recorded. The amendments of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $1,314,792 and $697,086 for the three months ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had a working capital deficit of $5,828,421. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At December 31, 2016, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors and continued borrowings under related party debt agreements. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

Under the terms of the Alpex Agreement, as amended by the Three-Party Agreement dated November 15, 2011 (see below), Alpex is entitled to a payment per tablet manufactured and a percentage of all milestone, royalty and other payments received by the Company from Prenzamax, LLC, pursuant to a sublicense agreement (see below). In addition, under the terms of the Alpex Agreement, Alpex retained the right to use the clinical data generated by the Company to file for regulatory approval and market Suprenza in the rest of the world. In the event that Alpex has such sales, Alpex will pay the Company a percentage royalty on net sales, as defined (“Alpex Revenue”). No milestone, royalty or other payments were earned or received by the Company except for the reimbursement of certain regulatory fees under the Three-Party Agreement.

On July 1, 2016, the Company announced that it notified the Food and Drug Administration (“FDA”) and Alpex that it was discontinuing Suprenza.

Prenzamax, LLC

On November 15, 2011, the Company entered into an exclusive license agreement (the “Sublicense Agreement”) with Prenzamax, LLC (“Prenzamax”), in which the Company granted Prenzamax and its affiliates the exclusive right to commercialize Suprenza in the United States. Prenzamax is an affiliate of Akrimax, a related party (see Note 7) and was formed for the specific purpose of managing the Sublicense Agreement. Under the terms of the Sublicense Agreement, Prenzamax is to pay the Company a percentage of the product’s EBITDA, as defined (“Profit Share Payments”). In addition, Prenzamax is to reimburse the Company directly for certain development costs. These payments are to commence once Prenzamax has achieved profitability, as defined in the Sublicense Agreement. Further, under the terms of the Sublicense Agreement, Prenzamax is required to share in the royalty payment due to Alpex under the Alpex Agreement. In addition, Prenzamax is entitled to a percentage of the Alpex Revenue received by the Company. The Company has not been reimbursed for any development costs nor has it earned any Profit Share Payments.

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

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive, worldwide (except for South America), sub licensable basis. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,050,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

4. NOTES PAYABLE – RELATED PARTIES

On March 30, 2016, the Company assumed $772,970 of demand notes payable in the acquisition of LMB. The principal balance of the notes payable to our Chairman, Leonard Mazur, was $760,470 and the principal balance of the notes payable to our Chief Executive Officer, Myron Holubiak, was $12,500. Notes with a principal balance of $704,000 accrue interest at the prime rate plus 1.0% per annum and notes with a principal balance of $68,970 accrue interest at 12% per annum. In April 2016, $600,000 of the prime rate plus 1.0% demand notes payable and accrued interest of $1,985 was repaid to Leonard Mazur.

The Board of Directors has authorized revolving demand promissory notes with Leonard Mazur in an aggregate principal amount of up to $2,500,000, of which $1,320,000 is outstanding at December 31, 2016.

On September 7, 2016, the Company issued a $500,000 demand promissory note to our Chairman, Leonard Mazur which matures on demand by the lender. The Company then issued $820,000 of additional demand promissory notes to Leonard Mazur during the three months ended December 31, 2016 which mature on the earlier of December 31, 2017 or demand by the lender. These notes accrue interest at the prime rate plus 1%.

Interest expense on notes payable – related parties was $13,228 for the three months ended December 31, 2016.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At December 31, 2016 and September 30, 2016, the Company had outstanding warrants to purchase 4,033,334 shares and 4,616,668 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The Black-Scholes option pricing model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividends. Selection of these inputs involves management’s judgment and may impact net loss. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at December 31, 2016 was 76%. We used a risk-free interest rate of 1.93%, estimated lives of 4.02 to 4.32 years, which are the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock. The volatility calculated at September 30, 2016 was 73%. We used a risk-free interest rate of 1.14%, estimated lives of 4.10 to 4.57 years, which are the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock.

During the three months ended December 31, 2016, anti-dilution rights related to warrants to purchase 583,334 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $149,209.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Derivative warrant liability, beginning of period	$1,681,973	$738,955
Fair value of warrants issued	—	157,984
Total realized/unrealized gains included in net loss	(622,186)	(23,940)
Reclassification of liability to additional paid-in capital	(149,209)	—
Derivative warrant liability, end of period	$910,578	$872,999

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

On September 15, 2016, the stockholders approved an increase in the number of shares of authorized common stock from 90,000,000 shares to 200,000,000 shares. In addition, the stockholders granted the Board of Directors the authority to affect a reverse stock split of our common stock by a ratio of not less than 1-for-8 and not more than 1-for-20 at any time prior to September 15, 2017.

Private Offerings

On September 12, 2014, the Company sold 3,400,067 Units for a purchase price of $0.60 per Unit for gross proceeds of $2,040,040. Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $0.60 (the “Private Offering”). The Investor Warrants will be redeemable by the Company at a price of $0.001 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $1.50 per share with an average trading volume of 50,000 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $1.17 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

The Company issued the Placement Agent and their designees five-year warrants (the “Placement Agent Unit Warrants”) to purchase 680,013 Units at an exercise price of $0.60 per Unit. The Placement Agent Unit Warrants are exercisable on a cash or cashless basis with respect to purchase of the Units, and will be exercisable only for cash with respect to warrants received as part of the Units.

In addition, the Placement Agent was issued warrants to purchase 1,000,000 shares of common stock exercisable for cash at $0.60 per share for investment banking services provided in connection with the transaction (the “Placement Agent Share Warrants”).

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company filed a registration statement, registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Company filed the Registration Statement on September 11, 2015 and it was declared effective on January 21, 2016.

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

In October 2016, the Company commenced an offering (the “2016 Offering”) of up to 15,000,000 Units at a price of $0.40 per Unit (the “2016 Offering Units”), each 2016 Offering Unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock (the “2016 Offering Warrants”) for gross proceeds of up to $6,000,000 with an over-subscription allotment of up to $2,000,000. Each 2016 Offering Warrant has an exercise price of $0.55 and is exercisable for five years from the date of issuance. The Placement Agent will receive a 10% cash commission on the gross proceeds of each sale of the 2016 Offering Units. In addition, on each closing the Placement Agent will also receive (i) an expense allowance equal to 3% of the proceeds of the sale, and (ii) warrants to purchase a number of shares of common stock equal to 10% of the 2016 Offering Units sold at an exercise price of $0.55 per share.

On November 23, 2016, the Company sold 975,000 2016 Offering Units for gross proceeds of $390,000. The estimated fair value of the warrants included in the 2016 Offering Units sold to the investors was $234,505. Additionally, a warrant to purchase 97,500 shares of common stock was granted to the Placement Agent pursuant to the above pricing terms. The estimated fair value of the warrant granted to the Placement Agent was $23,451. The Placement agent was paid commissions and an expense allowance of $50,700. Other costs of the placement were $156,896.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2016, there were options to purchase an aggregate of 8,732,770 shares of common stock outstanding under the 2014 Plan and 4,267,230 shares available for future grants.

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

A summary of option activity under the 2014 Plan as of December 31, 2016 and the changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2016	8,732,770	$0.54	8.59 years	$1,355,924
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2016	8,732,770	$0.54	8.34 years	$468,958
Exercisable at December 31, 2016	5,286,654	$0.45	7.91 years	$336,484

Stock-based compensation expense for the three months ended December 31, 2016 and 2015 was $241,514 and $121,299, respectively.

At December 31, 2016, unrecognized total compensation cost related to unvested awards of $1,145,334 is expected to be recognized over a weighted average period of 1.58 years.

Warrants

The Company has reserved 19,131,595 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2016:

	Exercise price	Number		Expiration Dates
Investor Warrants	$0.60	3,400,067		September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000		September 12, 2019
Investor Warrants	0.60	2,145,371		March 19, 2020 – June 26, 2020
Investor Warrants	0.60	891,666		July 2, 2020 – September 14, 2020
Investor Warrants	0.60	583,334		November 5, 2020 – November 20, 2020
Investor Warrants	0.60	2,133,334	(1)	January 7, 2021 – March 21, 2021
Investor Warrants	0.60	1,900,000	(1)	April 15, 2021 – April 25, 2021
LMB Warrants	0.41	1,352,266		June 12, 2019 - March 2, 2021
LMB Warrants	0.66	122,319		September 30, 2019 - January 8, 2020
LMB Warrants	1.38	265,814		November 3, 2019 - March 6, 2020
LMB Warrants	0.50	1,108,249		August 18, 2020 – March 14, 2021
LMB Warrants	0.91	796,649		March 24, 2022 – April 29, 2022
Financial Advisor Warrants	0.20	1,000,000		August 15, 2021
2016 Offering Warrants	0.55	975,000		November 23, 2021
2016 Offering Placement Agent Warrants	0.55	97,500		November 23, 2021
		19,131,595

__________

(1)	Fair value of these warrants are included in the derivative warrant liability

On November 23, 2016, the Company sold 975,000 2016 Offering Units, at a price of $0.40 per Unit, consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock. Each 2016 Offering Warrant has an exercise price of $0.55 and is exercisable for five years from the date of issuance. Additionally, a warrant to purchase 97,500 shares of common stock was granted to the Placement Agent pursuant to the above pricing terms.

At December 31, 2016, the weighted average remaining life of all of the outstanding warrants is 3.59 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $280,568.

7. RELATED PARTY TRANSACTIONS

As of December 31, 2016 and September 30, 2016, the Company owed $27,637 to a company affiliated through common ownership for the expenses the related party paid on the Company’s behalf and services performed by the related party.

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

The Company has outstanding debt due to Leonard Mazur and Myron Holubiak (see Note 4).

General and administrative expense for each of the three months ended December 31, 2016 and 2015 includes $12,000 paid to a financial consultant who is a stockholder of the Company.

8. OPERATING LEASE

LMB leases office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on October 31, 2017. Rent expense for the three months ended December 31, 2016 was $6,501. There was no rent expense for the three months ended December 31, 2015.

9. SUBSEQUENT EVENTS

During January 2017, the Company issued additional demand notes to its Chairman in the aggregate amount of $260,000 under the same terms as the notes issued during the three months ending December 31, 2016.

During January 2017, the Company issued 445,932 shares of its common stock for investor relations services.

During February 2017, the Company sold an additional 399,750 Offering Units for gross proceeds of $159,900. Additionally, a warrant to purchase 39,975 shares of common stock was granted to the Placement Agent pursuant to the 2016 Offering pricing terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2016 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2016. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC’s inception through December 31, 2016 were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing 29,136,839 shares of its common stock. As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 3,645,297 common stock warrants of the Company and converted the outstanding common stock options of LMB into 1,158,770 common stock options of the Company. Management estimated the fair value of the purchase consideration to be $19,015,073.

In connection with the acquisition, the Company acquired net assets of $17,428,277, including identifiable intangible assets of $19,400,000 related to in-process research and development and other assets and liabilities. The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets acquired.

In-process research and development represents the value of LMB’s leading drug candidate, which is an antibiotic solution used to treat catheter-related bloodstream infections. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. In-process research and development is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill will not be amortized, but will be tested at least annually for impairment.

Through December 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. On July 1, 2016, the Company announced that it was discontinuing Suprenza and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreement

In May 2014, LMB entered into a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive, worldwide (except for South America), sub licensable basis. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,050,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

RESULTS OF OPERATIONS

Three months ended December 31, 2016 compared with the three months ended December 31, 2015

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Revenues	$—	$—

Operating expenses:
Research and development	1,411,159	829,156
General and administrative	1,132,183	294,221
Stock-based compensation	241,514	121,299
Total operating expenses	2,784,856	1,244,676
Operating loss	(2,784,856)	(1,244,676)
Interest income	—	15
Gain on revaluation of derivative warrant liability	622,186	23,940
Interest expense	(13,228)	—
Net loss	$(2,175,898)	$(1,220,721)

Revenues

We did not generate any revenues for the three months ended December 31, 2016 and 2015.

Research and Development Expenses

For the three months ended December 31, 2016, research and development expenses were $1,411,159 as compared to $829,156 during the three months ended December 31, 2015. The $582,003 increase in 2016 was primarily due to the $1,343,635 in costs incurred by LMB on the development of Mino-Lok™ offset by a decrease of $761,632 in costs incurred in the development of our product for the treatment of hemorrhoids and costs related to Suprenza. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended December 31, 2016, general and administrative expenses were $1,132,183 as compared to $294,221 during the three months ended December 31, 2015. The $837,962 increase in 2016 was primarily due to the acquisition of LMB which resulted in increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees.

Stock-based Compensation Expense

For the three months ended December 31, 2016, stock-based compensation expense was $241,514 as compared to $121,299 for the three months ended December 31, 2015. The $120,215 increase in expense includes the expense for options assumed in the acquisition of LMB, as well as recent grants to new directors and new employees.

Other Income (Expense)

There was no interest income earned on our cash balances for the three months ended December 31, 2016 and only $15 in interest income earned for the three months ended December 31, 2015.

Gain on revaluation of derivative warrant liability for the three months ended December 31, 2016 was $622,186 compared to $23,940 for the three months ended December 31, 2015. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The gain for the three months ended December 31, 2016 was primarily due to a decrease in the fair value of our stock from $0.63 per share at September 30, 2016 to $0.44 per share at December 31, 2016.

Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $13,228 for the three months ended December 31, 2016. There was no interest expense for the three months ended December 31, 2015.

Net Loss

For the three months ended December 31, 2016, we incurred a net loss of $2,175,898 compared to a net loss for the three months ended December 31, 2015 of $1,220,721. The $955,177 increase in the net loss was primarily due to the $582,003 increase in research and development expenses and the increase of $837,962 in general and administrative expenses offset by the $598,246 increase in the gain on the revaluation of derivative warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $2,175,898 for the three months ended December 31, 2016. At December 31, 2016, Citius had an accumulated deficit of $19,512,145. Citius’ net cash used in operations during the three months ended December 31, 2016 was $1,314,792.

As of December 31, 2016, Citius had a working capital deficit of $5,828,421. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At December 31, 2016, Citius had cash and cash equivalents of $46,764 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the three months ended December 31, 2016, the Company received net proceeds of $247,205 from the issuance of equity and $820,000 from the issuance of notes payable to our Chairman, Leonard Mazur. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

On September 7, 2016, the Company issued a $500,000 demand promissory note to our Chairman, Leonard Mazur which matures on demand by the lender. The Company issued $820,000 of additional demand promissory notes to Leonard Mazur during the three months ended December 31, 2016 which mature on the earlier of December 31, 2017 or demand by the lender. These notes accrue interest at the prime rate plus 1%. The Board of Directors has authorized additional revolving demand promissory notes with Leonard Mazur on substantially similar terms in an aggregate principal amount of up to $2,500,000, of which $1,320,000 is outstanding at December 31, 2016.

In October 2016, the Company commenced an offering (the “2016 Offering”) of up to 15,000,000 units at a price of $0.40 (the “2016 Offering Units”), each 2016 Offering Unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock (the “2016 Offering Warrants”) for gross proceeds of up to $6,000,000 with an over-subscription allotment of up to $2,000,000. Each 2016 Offering Warrant has an exercise price of $0.55 and is exercisable for five years from the date of issuance. The Placement Agent will receive a 10% cash commission on the gross proceeds of each sale of the 2016 Offering Units. In addition, on each closing the Placement Agent will also receive (i) an expense allowance equal to 3% of the proceeds of the sale, and (ii) warrants to purchase a number of shares of common stock equal to 10% of the 2016 Offering Units sold at an exercise price of $0.55 per share.

On November 23, 2016, the Company sold 975,000 2016 Offering Units for gross proceeds of $390,000. Additionally, a warrant to purchase 97,500 shares of common stock was granted to the Placement Agent pursuant to the above pricing terms. The Placement agent was paid commissions and an expense allowance of $50,700. Other costs of the placement were $156,896.

We expect that we will have sufficient funds to continue our operations for the next three months. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the SEC.

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

Our Chief Executive Officer and Principal Financial Officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;

2)	the financial reporting function is carried out by consultants; and

3)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2016, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 23, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 23, 2016, the Company sold 975,000 2016 Offering Units for a purchase price of $0.40 per unit for gross proceeds of $390,000.

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

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 14, 2017	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

