Form 10-Q
period 2017-03-31
Citius Pharmaceuticals, Inc.
filed 2017-05-15
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

______________________________________________________________

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2017, there were 75,504,242 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

March 31, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$61,110	$294,351
Prepaid expenses	282,136	598,484
Total Current Assets	343,246	892,835

Property and Equipment, Net of Accumulated Depreciation of $6,123 and $4,780	2,399	3,742

Other Assets:
Deposits	2,167	2,167
Deferred offering costs	—	64,801
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	21,053,764

Total Assets	$21,334,608	$21,950,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,862,940	$909,156
Accrued expenses	1,856,372	958,101
Accrued compensation	1,082,365	903,250
Accrued interest	63,950	30,871
Notes payable – related parties	2,022,970	672,970
Derivative warrant liability	426,264	1,681,973
Due to related party	27,637	27,637
Total Current Liabilities	7,342,498	5,183,958

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 75,504,242 and 73,138,060 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	75,504	73,138
Additional paid-in capital	36,172,114	34,029,492
Accumulated deficit	(22,255,508)	(17,336,247)
Total Stockholders’ Equity	13,992,110	16,766,383

Total Liabilities and Stockholders’ Equity	$21,334,608	$21,950,341

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	859,915	(200,300)	2,271,074	628,856
General and administrative	1,383,771	756,297	2,515,954	1,050,518
Stock-based compensation – general and administrative	300,030	115,614	541,544	236,913
Total Operating Expenses	2,543,716	671,611	5,328,572	1,916,287

Operating Loss	(2,543,716)	(671,611)	(5,328,572)	(1,916,287)

Other Income (Expense), Net
Interest income	—	3	—	18
Gain (loss) on revaluation of derivative warrant liability	(179,796)	(197,846)	442,390	(173,906)
Interest expense	(19,851)	—	(33,079)	—
Total Other Income (Expense), Net	(199,647)	(197,843)	409,311	(173,888)

Loss before Income Taxes	(2,743,363)	(869,454)	(4,919,261)	(2,090,175)
Income tax benefit	—	—	—	—

Net Loss	$(2,743,363)	$(869,454)	$(4,919,261)	$(2,090,175)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding
Basic and diluted	74,901,815	37,243,421	74,219,175	35,821,477

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2017

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2016	$—	73,138,060	$73,138	$34,029,492	$(17,336,247)	$16,766,383
Issuance of common stock in private placements, net of costs	—	1,920,250	1,920	489,431	—	491,351
Issuance of common stock for services	—	445,932	446	298,328	—	298,774
Reclassification of derivative warrant liability to additional paid-in capital	—	—	—	813,319	—	813,319
Stock-based compensation	—	—	—	541,544	—	541,544
Net loss	—	—	—	—	(4,919,261)	(4,919,261)

Balance, March 31, 2017	$—	75,504,242	$75,504	$36,172,114	$(22,255,508)	$13,992,110

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(4,919,261)	$(2,090,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on revaluation of derivative warrant liability	(442,390)	173,906
Stock-based compensation expense	541,544	236,913
Stock issued for services	298,774	90,000
Depreciation	1,343	—
Changes in operating assets and liabilities:
Prepaid expenses	316,348	60,000
Accounts payable	953,784	(437,232)
Accrued expenses	898,271	396,825
Accrued compensation	179,115	—
Accrued interest	33,079	—
Due to related party	—	(1,775)
Net Cash Used In Operating Activities	(2,139,393)	(1,571,538)

Cash Flows From Investing Activities:
Cash acquired in acquisition	—	255,748
Net Cash Provided By Investing Activities	—	255,748

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	1,350,000	—
Net proceeds from private placements	556,152	4,398,688
Net Cash Provided By Financing Activities	1,906,152	4,398,688

Net Change in Cash and Cash Equivalents	(233,241)	3,082,898
Cash and Cash Equivalents - Beginning of Period	294,351	676,137

Cash and Cash Equivalents - End of Period	$61,110	$3,759,035

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$—
Income taxes paid	$—	$—
Fair value of warrants recorded as derivative warrant liability	$—	$704,005
Reclassification of derivative warrant liability to additional paid-in capital	$813,319	$114,308

See Note 1 for supplemental cash flow information related to the acquisition of Leonard-Meron Biosciences, Inc.

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

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

Unaudited pro forma operating results for the six months ended March 31, 2016, assuming the acquisition of LMB had been made as of October 1, 2015, are as follows:

2016
Revenues	$—
Net loss	$(5,343,124)
Net loss per share – basic and diluted	$(0.08)

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $2,139,393 for the six months ended March 31, 2017. At March 31, 2017, the Company had a working capital deficit of $6,999,252. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At March 31, 2017, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive worldwide sub licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

The Board of Directors has authorized revolving demand promissory notes with Leonard Mazur in an aggregate principal amount of up to $2,500,000, of which $1,850,000 is outstanding at March 31, 2017.

On September 7, 2016, the Company issued a $500,000 demand promissory note to our Chairman, Leonard Mazur which matures on demand by the lender. The Company then issued $1,350,000 of additional demand promissory notes to Leonard Mazur during the six months ended March 31, 2017 which mature on the earlier of December 31, 2017 or demand by the lender. These notes accrue interest at the prime rate plus 1%.

Interest expense on notes payable – related parties was $19,851 and $33,079 for the three and six months ended March 31, 2017.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At March 31, 2017 and September 30, 2016, the Company had outstanding warrants to purchase 1,900,000 shares and 4,616,668 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants (see Note 6).

The Company performs valuations of the warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The Black-Scholes option pricing model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividends. Selection of these inputs involves management’s judgment and may impact net loss. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at March 31, 2017 was 85%. We used a risk-free interest rate of 1.96%, estimated lives of 4.04 to 4.07 years, which are the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock. The volatility calculated at September 30, 2016 was 73%. We used a risk-free interest rate of 1.14%, estimated lives of 4.10 to 4.57 years, which are the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock.

During the six months ended March 31, 2017, anti-dilution rights related to warrants to purchase 2,716,668 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $813,319.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Derivative warrant liability, beginning of period	$1,681,973	$738,955
Fair value of warrants issued	—	704,005
Total realized/unrealized losses (gains) included in net loss	(442,390)	173,906
Reclassification of liability to additional paid-in capital	(813,319)	(114,308)
Derivative warrant liability, end of period	$426,264	$1,502,558

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

In February 2017, the Company completed an offering (the “2016 Offering”) and sold 1,920,250 units (the “2016 Offering Units”) during the six months ended March 31, 2017, with each 2016 Offering Unit consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock (the “2016 Offering Warrants”) for gross proceeds of $768,100. Each 2016 Offering Unit was sold at a negotiated price of $0.40. Each 2016 Offering Warrant has an exercise price of $0.55 and is exercisable for a period of five years from the date of issuance. The Placement Agent received a 10% cash commission on the gross proceeds of each sale of the 2016 Offering Units. In addition, the Placement Agent also received (i) an expense allowance equal to 3% of the proceeds of the sale, and (ii) warrants to purchase a number of shares of common stock equal to 10% of the 2016 Offering Units sold at an exercise price of $0.55 per share.

During January 2017, the Company issued 445,932 shares of its common stock for investor relations services. The $298,774 fair value of the common stock was expensed during the six months ended March 31, 2017.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 13,000,000 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2017, there were options to purchase an aggregate of 8,862,770 shares of common stock outstanding under the 2014 Plan and 4,137,230 shares available for future grants.

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

A summary of option activity under the 2014 Plan as of March 31, 2017 and the changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	8,732,770	$0.54	8.59 years	$1,355,924
Granted	130,000	0.67
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2017	8,862,770	$0.54	8.12 years	$436,911
Exercisable at March 31, 2017	5,647,331	$0.43	7.66 years	$427,036

Stock-based compensation expense for the six months ended March 31, 2017 and 2016 was $541,544 and $236,913, respectively.

At March 31, 2017, unrecognized total compensation cost related to unvested awards of $883,760 is expected to be recognized over a weighted average period of 1.53 years.

Warrants

The Company has reserved 20,171,370 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2017:

	Exercise price	Number		Expiration Dates
Investor Warrants	$0.60	3,400,067		September 12, 2019
Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	0.60	680,013		September 12, 2019
Placement Agent Share Warrants	0.60	1,000,000		September 12, 2019
Investor Warrants	0.60	2,145,371		March 19, 2020 – June 26, 2020
Investor Warrants	0.60	891,666		July 2, 2020 – September 14, 2020
Investor Warrants	0.60	583,334		November 5, 2020 – November 20, 2020
Investor Warrants	0.60	2,133,334		January 7, 2021 – March 21, 2021
Investor Warrants	0.60	1,900,000	(1)	April 15, 2021 – April 25, 2021
LMB Warrants	0.41	1,352,266		June 12, 2019 - March 2, 2021
LMB Warrants	0.66	122,319		September 30, 2019 - January 8, 2020
LMB Warrants	1.38	265,814		November 3, 2019 - March 6, 2020
LMB Warrants	0.50	1,108,249		August 18, 2020 – March 14, 2021
LMB Warrants	0.91	796,649		March 24, 2022 – April 29, 2022
Financial Advisor Warrants	0.20	1,000,000		August 15, 2021
2016 Offering Warrants	0.55	1,920,250		November 23, 2021 - February 27, 2022
2016 Offering Placement Agent Warrants	0.55	192,025		November 23, 2021 - February 27, 2022
		20,171,370

__________

(1) Fair value of these warrants are included in the derivative warrant liability

During the six months ended March 31, 2017, the Company sold 1,920,250 2016 Offering Units, at a price of $0.40 per Unit, consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock. Each 2016 Offering Warrant has an exercise price of $0.55 and is exercisable for five years from the date of issuance. Additionally, warrants to purchase 192,025 shares of common stock were granted to the Placement Agent pursuant to the above pricing terms.

At March 31, 2017, the weighted average remaining life of all of the outstanding warrants is 3.43 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $210,000.

7. RELATED PARTY TRANSACTIONS

As of March 31, 2017 and September 30, 2016, the Company owed $27,637 to a company affiliated through common ownership for the expenses the related party paid on the Company’s behalf and services performed by the related party.

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

The Company has outstanding debt due to Leonard Mazur and Myron Holubiak (see Note 4).

General and administrative expense for each of the six months ended March 31, 2017 and 2016 includes $24,000 paid to a financial consultant who is a stockholder of the Company.

8. OPERATING LEASE

LMB leases office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on October 31, 2017. Rent expense for the six months ended March 31, 2017 was $13,000. There was no rent expense for the six months ended March 31, 2016.

9. SUBSEQUENT EVENTS

On April 7, 2017, the Company issued a three year Unit Purchase Option Agreement to a consultant for the purchase 570,000 units at a purchase price of $0.60 cents per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.60 cents per share which expires three years after exercise of the Unit Purchase Option Agreement. The consultant will provide the Company with business development and financing assistance.

In April 2017, the Company issued a $650,000 demand note to its Chairman under the same terms as the notes issued during the six months ended March 31, 2017.

The Company issued demand promissory notes in favor of Leonard Mazur, its Executive Chairman, during 2016 and through April 2017 in the aggregate principal amount of $2,500,000 (collectively, the “Notes”). In May 2017, the Company entered into a conversion agreement (the "Conversion Agreement") with Mr. Mazur, pursuant to which the Company and Mr. Mazur consolidated the Notes and converted them into a convertible promissory note (the “A&R Note”). The A&R Note matures on June 30, 2018. The A&R Note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price of the shares of the Company’s common stock sold in the Company’s securities offering pursuant to the S-1 registration statement filed with the U.S. Securities and Exchange Commission (the “Securities Offering”).

In the third quarter the Company completed a bridge financing pursuant to which it issued an unsecured future advance convertible promissory note in the principal amount of up to $1,500,000 (the “Bridge Note”) to Mr. Mazur. The Company may draw on the Bridge Note as needed up to the $1,500,000 principal amount. Mr. Mazur has extended advances to the Company totaling $240,000 under this Bridge Note. That is the only amount outstanding under the Bridge Note at this time. The Bridge Note is due and payable on December 31, 2017. It bears interest at the rate of the Wall Street Journal prime rate plus one percent per year, compounded annually, and is convertible into shares of the Company’s common stock at a conversion price equal to 75% of the price per share paid by investors in the Securities Offering. In addition, in the event the Company enters into a debt financing with a third party on terms better than those of the Bridge Note while the Bridge Note remains outstanding, the Company will notify Mr. Mazur of such terms and he may elect, in his sole discretion, to amend his Bridge Note to incorporate such terms. In addition, the Company has engaged Paulson Investment Company, LLC to secure additional debt financing.

On May 12, 2017, the Company filed a registration statement on Form S-1 with the U.S. Securities & Exchange Commission to register up to approximately $18 million of securities, the proceeds of which will be used towards the research and development of our products and product candidates and the remainder for capital expenditures, working capital and other general corporate purposes. No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder. The Company may not sell securities pursuant to the registration statement until it is declared effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2017 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2016. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC’s inception through March 31, 2017 were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

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

Through March 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its first commercial product Suprenza. On July 1, 2016, the Company announced that it was discontinuing Suprenza and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive worldwide sub licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$—	$—

Operating expenses:
Research and development	859,915	(200,300)
General and administrative	1,383,771	756,297
Stock-based compensation	300,030	115,614
Total operating expenses	2,543,716	671,611
Operating loss	(2,543,716)	(671,611)
Interest income	—	3
Loss on revaluation of derivative warrant liability	(179,796)	(197,846)
Interest expense	(19,851)	—
Net loss	$(2,743,363)	$(869,454)

Revenues

We did not generate any revenues for the three months ended March 31, 2017 and 2016.

Research and Development Expenses

For the three months ended March 31, 2017, research and development expenses were $859,915 as compared to $(200,300) during the three months ended March 31, 2016. The $1,060,215 increase in 2017 was primarily due to the $805,642 in costs incurred by LMB on the development of Mino-Lok™. In addition, during the three months ended March 31, 2016, the Company received $292,575 from Alpex as reimbursement for regulatory filing fees that were previously expensed during the three months ended December 31, 2015. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended March 31, 2017, general and administrative expenses were $1,383,771 as compared to $756,297 during the three months ended March 31, 2016. The $627,474 increase in 2017 was primarily due to the acquisition of LMB on March 30, 2016 which resulted in increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees.

Stock-based Compensation Expense

For the three months ended March 31, 2017, stock-based compensation expense was $300,030 as compared to $115,614 for the three months ended March 31, 2016. The $184,416 increase in expense includes the expense for options assumed in the acquisition of LMB, as well as recent grants to new directors and new employees.

Other Income (Expense)

There was no interest income earned on our cash balances for the three months ended March 31, 2017 and only $3 in interest income earned for the three months ended March 31, 2016.

Loss on revaluation of derivative warrant liability for the three months ended March 31, 2017 was $179,796 compared to $197,846 for the three months ended March 31, 2016. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. At March 31, 2017, the Company has 1,900,000 outstanding warrants that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for less than $0.60 per share within one-year of the original issuance of the warrants. These down round provisions expired on April 25, 2017.

Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $19,851 for the three months ended March 31, 2017. There was no interest expense for the three months ended March 31, 2016.

Net Loss

For the three months ended March 31, 2017, we incurred a net loss of $2,743,363 compared to a net loss for the three months ended March 31, 2016 of $869,454. The $1,873,909 increase in the net loss was primarily due to the $1,060,215 increase in research and development expenses and the increase of $627,474 in general and administrative expenses.

Six months ended March 31, 2017 compared with the six months ended March 31, 2016

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Revenues	$—	$—

Operating expenses:
Research and development	2,271,074	628,856
General and administrative	2,515,954	1,050,518
Stock-based compensation	541,544	236,913
Total operating expenses	5,328,572	1,916,287
Operating loss	(5,328,572)	(1,916,287)
Interest income	—	18
Gain (loss) on revaluation of derivative warrant liability	442,390	(173,906)
Interest expense	(33,079)	—
Net loss	$(4,919,261)	$(2,090,175)

Revenues

We did not generate any revenues for the six months ended March 31, 2017 and 2016.

Research and Development Expenses

For the six months ended March 31, 2017, research and development expenses were $2,271,074 as compared to $628,856 during the six months ended March 31, 2016. The $1,642,218 increase in 2017 was primarily due to the $2,149,277 in costs incurred by LMB on the development of Mino-Lok™ offset by a decrease of $507,059 in costs incurred in the development of our product for the treatment of hemorrhoids and costs related to Suprenza including the $292,575 received from Alpex as reimbursement for regulatory filing fees. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the six months ended March 31, 2017, general and administrative expenses were $2,515,954 as compared to $1,050,518 during the six months ended March 31, 2016. The $1,465,436 increase in 2017 was primarily due to the acquisition of LMB on March 30, 2016 which resulted in increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees.

Stock-based Compensation Expense

For the six months ended March 31, 2017, stock-based compensation expense was $541,544 as compared to $236,913 for the six months ended March 31, 2016. The $304,631 increase in expense includes the expense for options assumed in the acquisition of LMB, as well as recent grants to new directors and new employees.

Other Income (Expense)

There was no interest income earned on our cash balances for the six months ended March 31, 2017 and only $18 in interest income earned for the six months ended March 31, 2016.

Gain (loss) on revaluation of derivative warrant liability for the six months ended March 31, 2017 was $442,390 compared to $(173,906) for the six months ended March 31, 2016. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The gain for the six months ended March 31, 2017 was primarily due to a decrease in the fair value of our stock from $0.63 per share at September 30, 2016 to $0.41 per share at March 31, 2017.

Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $33,079 for the six months ended March 31, 2017. There was no interest expense for the six months ended March 31, 2016.

Net Loss

For the six months ended March 31, 2017, we incurred a net loss of $4,919,261 compared to a net loss for the six months ended March 31, 2016 of $2,090,175. The $2,829,086 increase in the net loss was primarily due to the $1,642,218 increase in research and development expenses and the increase of $1,465,436 in general and administrative expenses offset by the $616,296 increase in the gain on the revaluation of derivative warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $4,919,261 for the six months ended March 31, 2017. At March 31, 2017, Citius had an accumulated deficit of $22,255,508. Citius’ net cash used in operations during the six months ended March 31, 2017 was $2,139,393.

As of March 31, 2017, Citius had a working capital deficit of $6,999,252. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At March 31, 2017, Citius had cash and cash equivalents of $61,110 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the six months ended March 31, 2017, the Company received net proceeds of $556,152 from the issuance of equity and $1,350,000 from the issuance of notes payable to our Chairman, Leonard Mazur. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

On September 7, 2016, the Company issued a $500,000 demand promissory note to our Chairman, Leonard Mazur which matures on demand by the lender. The Company issued $1,350,000 of additional demand promissory notes to Leonard Mazur during the six months ended March 31, 2017 which mature on the earlier of December 31, 2017 or demand by the lender. These notes accrue interest at the prime rate plus 1%. The Board of Directors has authorized additional revolving demand promissory notes with Leonard Mazur on substantially similar terms in an aggregate principal amount of up to $2,500,000, of which $1,850,000 is outstanding at March 31, 2017.

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

During the six months ended March 31, 2017, the Company sold 1,920,250 2016 Offering Units for gross proceeds of $768,100. Additionally, warrants to purchase 192,025 shares of common stock were granted to the Placement Agent pursuant to the above pricing terms. The Placement agent was paid commissions and an expense allowance of $99,853. Other costs of the placement were $176,896.

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

Our Chief Executive Officer and Principal Financial Officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;
2)	the financial reporting function is carried out by consultants; and
3)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 23, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2017, the Company sold 1,920,250 2016 Offering Units for a purchase price of $0.40 per unit for gross proceeds of $768,100. The Company registered the 1,920,250 shares issued and the shares underlying the warrants issued on a Form S-1 which was declared effective on April 11, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 333-170781

10.1	Future Advance Convertible Promissory Note dated May 10, 2017 between Leonard Mazur and the Company.*

10.2	Conversion Agreement dated May 10, 2017 between Leonard Mazur and the Company.*

10.3	Amended and Restated Demand Convertible Promissory Note dated May 10, 2017 between Leonard Mazur and the Company.*

10.4	Form of Common Stock Purchase Warrant.*

10.5	Form of Unit Purchase Agreement.*

10.6	Placement Agency Agreement dated September 27, 2016 between Garden State Securities, Inc. and the Company.*

10.7	Amendment to Placement Agency Agreement dated November 23, 2016 between Garden State Securities, Inc. and the Company.*

10.8	Second Amendment to the Patent and Technology License Agreement dated March 20, 2017 between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.*

31.1	Certification of the Principal Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 15, 2017	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

