Form 10-Q
period 2017-06-30
Citius Pharmaceuticals, Inc.
filed 2017-08-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2017, there were 8,252,798 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

June 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$198,728	$294,351
Prepaid expenses	357,807	598,484
Total Current Assets	556,535	892,835

Property and Equipment, Net of Accumulated Depreciation of $6,795 and $4,780	1,727	3,742

Other Assets:
Deposits	2,167	2,167
Deferred offering costs	20,000	64,801
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	21,008,963	21,053,764

Total Assets	$21,567,225	$21,950,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,977,522	$909,156
Accrued expenses	654,952	958,101
Accrued compensation	1,218,365	903,250
Accrued interest	97,350	30,871
Notes payable – related parties	5,416,303	672,970
Derivative warrant liability	581,164	1,681,973
Due to related party	27,637	27,637
Total Current Liabilities	9,973,293	5,183,958

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 5,057,247 and 4,875,871 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	5,057	4,876
Additional paid-in capital	36,266,804	34,097,754
Accumulated deficit	(24,677,929)	(17,336,247)
Total Stockholders’ Equity	11,593,932	16,766,383

Total Liabilities and Stockholders’ Equity	$21,567,225	$21,950,341

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-15 reverse stock split effective June 9, 2017

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	190,648	381,119	2,461,722	1,009,975
General and administrative	1,797,749	1,464,551	4,313,703	2,515,069
Stock-based compensation – general and administrative	266,812	280,764	808,356	517,677
Total Operating Expenses	2,255,209	2,126,434	7,583,781	4,042,721

Operating Loss	(2,255,209)	(2,126,434)	(7,583,781)	(4,042,721)

Other Income (Expense), Net
Interest income	—	782	—	800
Gain (loss) on revaluation of derivative warrant liability	(133,512)	(1,485,832)	308,878	(1,659,738)
Interest expense	(33,700)	(4,445)	(66,779)	(4,445)
Total Other Income (Expense), Net	(167,212)	(1,489,495)	242,099	(1,663,383)

Loss before Income Taxes	(2,422,421)	(3,615,929)	(7,341,682)	(5,706,104)
Income tax benefit	—	—	—	—

Net Loss	$(2,422,421)	$(3,615,929)	$(7,341,682)	$(5,706,104)

Net Loss Per Share - Basic and Diluted	$(0.49)	$(0.75)	$(1.45)	$(1.78)

Weighted Average Common Shares Outstanding
Basic and diluted	4,952,558	4,844,235	5,047,593	3,203,822

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-15 reverse stock split effective June 9, 2017

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2017

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2016	$—	4,875,871	$4,876	$34,097,754	$(17,336,247)	$16,766,383
Issuance of common stock in private placements, net of costs	—	128,016	128	491,223	—	491,351
Issuance of common stock for services and release agreements	—	47,797	48	421,950	—	421,998
Issuance of fractional shares for 1-for-15 reverse stock split		734	—	—	—	—
Stock options exercised	—	4,829	5	35	—	40
Premium on convertible promissory notes – related party	—	—	—	(833,333)	—	(833,333)
Issuance of unit purchase options	—	—	—	297,998	—	297,998
Issuance of warrants in settlement of liabilities	—	—	—	190,890	—	190,890
Reclassification of derivative warrant liability to additional paid-in capital, net	—	—	—	791,931	—	791,931
Stock-based compensation	—	—	—	808,356	—	808,356
Net loss	—	—	—	—	(7,341,682)	(7,341,682)

Balance, June 30, 2017	$—	5,057,247	$5,057	$36,266,804	$(24,677,929)	$11,593,932

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-15 reverse stock split effective June 9, 2017

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(7,341,682)	$(5,706,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on revaluation of derivative warrant liability	(308,878)	1,659,738
Stock-based compensation expense	808,356	517,677
Fair value of stock issued for services and release agreements	421,998	90,000
Fair value of options issued to purchase units of common stock	104,138	—
Warrants issued and repriced in settlement agreements	190,890	—
Depreciation	2,015	671
Write-off of abandoned trademarks	—	5,401
Changes in operating assets and liabilities:
Prepaid expenses	434,537	(313,884)
Accounts payable	1,068,366	(494,752)
Accrued expenses	(303,149)	(21,891)
Accrued compensation	315,115	160,000
Accrued interest	66,479	2,460
Due to related party	—	(32,749)
Net Cash Used In Operating Activities	(4,541,815)	(4,133,433)

Cash Flows From Investing Activities:
Cash acquired in acquisition	—	255,748
Net Cash Provided By Investing Activities	—	255,748

Cash Flows From Financing Activities:
Deferred offering costs	(20,000)	—
Proceeds from notes payable - related parties	3,910,000	—
Repayment of notes payable – related parties	—	(600,000)
Proceeds from stock option exercise	40	—
Net proceeds from private placements	556,152	5,427,688
Net Cash Provided By Financing Activities	4,446,192	4,827,688

Net Change in Cash and Cash Equivalents	(95,623)	950,003
Cash and Cash Equivalents - Beginning of Period	294,351	676,137

Cash and Cash Equivalents - End of Period	$198,728	$1,626,140

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$300	$1,985
Income taxes paid	$—	$—
Premium on convertible promissory notes – related party	$833,333	—
Fair value of unit purchase option issued for future services	$193,860	$—
Fair value of warrants recorded as derivative warrant liability	$641,385	$1,198,564
Reclassification of derivative warrant liability to additional paid-in capital	$1,433,316	$649,656

See Note 1 for supplemental cash flow information related to the acquisition of Leonard-Meron Biosciences, Inc.

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

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

Reverse Stock Split

On June 9, 2017, the Company affected a 1-for-15 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. Under the terms of the reverse stock split, fractional shares issuable to stockholders were rounded up to the nearest whole share, resulting in a reverse split slightly less than 1-for-15 in the aggregate. All per share amounts and number of shares (other than authorized shares) in these condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Acquisition of Leonard-Meron Biosciences, Inc.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing 1,942,456 shares of its common stock. As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 243,020 common stock warrants of the Company and converted the outstanding common stock options of LMB into 77,252 common stock options of the Company.

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

The fair value of LMB’s net assets acquired on the date of the acquisition, based on management’s analysis of the fair value of the 1,942,456 shares of the Company’s common stock issued for LMB’s outstanding stock, the 243,020 Company common stock warrants issued for LMB’s outstanding common stock warrants, and the vested portion of the 77,252 Company common stock options issued for LMB’s outstanding common stock options was $19,015,073. The fair value of the common stock issued was estimated at $17,482,093, the fair value of the warrants issued was estimated at $1,071,172 and the fair value of the vested options was estimated at $461,808.

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

Unaudited pro forma operating results for the nine months ended June 30, 2016, assuming the acquisition of LMB had been made as of October 1, 2015, are as follows:

2016
Revenues	$—
Net loss	$(8,959,053)
Net loss per share – basic and diluted	$(2.00)

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission.

Reverse Stock Split — On June 9, 2017, the Company affected a 1-for-15 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. Under the terms of the reverse stock split, fractional shares issuable to stockholders were rounded up to the nearest whole share, resulting in a reverse split slightly less than 1-for-15 in the aggregate. All per share amounts and number of shares (other than authorized shares) in these condensed consolidated financial statements and related notes have been retroactively restated to reflect the reverse stock split.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements but does not expect it to have a material impact.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features by simplifying the accounting for these instruments. This Update requires companies to disregard the down round feature when assessing whether an instrument, such as a warrant, is indexed to its own stock, for purposes of determining liability or equity classification. This will change the classification of certain warrants with down round features from a liability to equity. Also, entities must adjust their basic EPS calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements and expects it to have a material impact as it would reclassify the derivative warrant liability into additional paid-in capital. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity that previously were presented as pending content in the Codification, to a scope exception, and do not have any accounting effect.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $4,541,815 for the nine months ended June 30, 2017. At June 30, 2017, the Company had a working capital deficit of $9,416,758. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At June 30, 2017, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors and continued borrowings under related party debt agreements (see Notes 6 and 9). There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

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

4. NOTES PAYABLE – RELATED PARTIES

A summary of notes payable outstanding is as follows:

	June 30, 2017	September 30, 2016
Demand notes payable – Leonard Mazur	$160,470	$160,470
Demand notes payable – Myron Holubiak	12,500	12,500
Revolving demand promissory notes – Leonard Mazur	—	500,000
Amended and restated convertible promissory note – Leonard Mazur	3,333,333	—
May 10, 2017 future advance convertible promissory note – Leonard Mazur	1,500,000	—
June 23, 2017 future advance convertible promissory note – Leonard Mazur	410,000	—
Notes payable – related parties	$5,416,303	$672,970

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

The Board of Directors authorized revolving demand promissory notes with Leonard Mazur in an aggregate principal amount of up to $2,500,000. On September 7, 2016, the Company issued a $500,000 demand promissory note. The Company issued $2,000,000 of additional demand promissory notes through the period ended May 10, 2017. As of May 10, 2017, the revolving demand promissory notes of $2,500,000 were converted into a convertible promissory note that matures on June 30, 2018. The principal balance of the note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission. In connection with the modification of the note, the Company recorded a charge of $833,333 to additional paid-in capital and increased the carrying value of the notes to $3,333,333. The note is convertible to common stock with a fair value of $3,333,333 (see Note 9). These notes accrue interest at the prime rate plus 1%.

On May 10, 2017, the Company executed a $1,500,000 future advance convertible promissory note with Leonard Mazur that matures on December 31, 2017. The principal balance of the note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission. Additionally, in the event the Company enters into a debt financing with a third party on terms better than those of the note while the note remains outstanding, Leonard Mazur may elect to amend the note to incorporate such terms. At June 30, 2017, $1,500,000 of the note was drawn by the Company. This note accrues interest at the prime rate plus 1%.

On June 23, 2017, the Company executed a $1,000,000 future advance convertible promissory note with Leonard Mazur that matures on December 31, 2017. The principal balance of the note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission. Additionally, in the event the Company enters into a debt financing with a third party on terms better than those of the note while the note remains outstanding, Leonard Mazur may elect to amend the note to incorporate such terms. At June 30, 2017, $410,000 of the note was drawn by the Company. This note accrues interest at the prime rate plus 1%.

The Company evaluated all terms of the future advance convertible promissory notes, including the Change in Control provision, to identify any embedded features that required bifurcation and recording as derivative instruments. The Company determined that there were no such features requiring separate accounting.

The Company initially measured the contingent beneficial conversion feature upon issuance of the future advance convertible promissory notes based on the discounted conversion rate of 75% of the price per share sold at the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange, assuming no changes to the circumstances other than passage of time. Based on this analysis, no beneficial conversion feature was recorded at issuance. Any beneficial conversion feature would be recognized at the time the contingency is resolved (see Note 9).

Interest expense on notes payable – related parties was $33,700 and $66,779, respectively, for the three and nine months ended June 30, 2017.

5. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the condensed consolidated balance sheet and measured at fair value. At June 30, 2017 and September 30, 2016, the Company had outstanding warrants to purchase 140,819 shares and 307,778 shares, respectively, of its common stock that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for a lower price per share than the investors paid within a specified time period after the original issuance of the warrants (see Note 6).

During the nine months ended June 30, 2017, anti-dilution rights related to warrants to purchase 307,778 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $1,433,316.

On June 8, 2017, the Company granted anti-dilution rights to the investors and the placement agent for the 2016 Offering (see Note 6) in connection with a release agreement. The investors and placement agent hold 140,819 warrants to purchase common stock at $8.25 per share as of June 30, 2017. The exercise price of the warrants is subject to adjustment in the event that the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission is lower than the $8.25 exercise price of the warrants. In the event that the securities are priced at less than $8.25 per share, the warrant exercise price will be reduced to the lower price. On June 8, 2017, the Company reclassified the $641,385 fair value of the warrants to derivative warrant liability.

The Company performs valuations of the warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The Black-Scholes option pricing model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividends. Selection of these inputs involves management’s judgment and may impact net loss. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at June 30, 2017 was 95%. We used a risk-free interest rate of 1.85%, an estimated life of 4.52 years, which is the remaining weighted average contractual life of the warrants subject to “down round” provisions, and no dividends to our common stock. The volatility calculated at September 30, 2016 was 73%. We used a risk-free interest rate of 1.14%, estimated lives of 4.10 to 4.57 years, which are the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Derivative warrant liability, beginning of period	$1,681,973	$738,955
Fair value of warrants issued/reclassified	641,385	1,198,564
Total realized/unrealized losses (gains) included in net loss	(308,878)	1,659,738
Reclassification of liability to additional paid-in capital	(1,433,316)	(649,656)
Derivative warrant liability, end of period	$581,164	$2,947,601

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

On September 15, 2016, the stockholders approved an increase in the number of shares of authorized common stock from 90,000,000 shares to 200,000,000 shares. On June 9, 2017, the Company affected a 1-for-15 reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. Under the terms of the reverse stock split, fractional shares issuable to stockholders were rounded up to the nearest whole share, resulting in a reverse split slightly less than 1-for-15 in the aggregate.

Private Offerings

On September 12, 2014, the Company sold 226,671 Units for a purchase price of $9.00 per Unit for gross proceeds of $2,040,040. Each Unit consists of one share of common stock and one five-year warrant (the “Investor Warrants”) to purchase one share of common stock at an exercise price of $9.00 (the “Private Offering”). The Investor Warrants will be redeemable by the Company at a price of $0.015 per Investor Warrant at any time subject to the conditions that (i) the common stock has traded for twenty (20) consecutive trading days with a closing price of at least $22.50 per share with an average trading volume of 3,333 shares per day and (ii) the Company provides 20 trading days prior notice of the redemption and the closing price of the common stock is not less than $17.55 for more than any 3 days during such notice period and (iii) the underlying shares of common stock are registered.

The Company issued the Placement Agent and their designees five-year warrants (the “Placement Agent Unit Warrants”) to purchase 45,334 Units at an exercise price of $9.00 per Unit. The Placement Agent Unit Warrants are exercisable on a cash or cashless basis with respect to purchase of the Units, and will be exercisable only for cash with respect to warrants received as part of the Units.

In addition, the Placement Agent was issued warrants to purchase 66,667 shares of common stock exercisable for cash at $9.00 per share for investment banking services provided in connection with the transaction (the “Placement Agent Share Warrants”).

In connection with the Private Offering, the Company entered into a Registration Rights Agreement pursuant to which the Company filed a registration statement, registering for resale all shares of common stock (i) included in the Units; and (ii) issuable upon exercise of the Investor Warrants. The Registration Statement was declared effective on January 21, 2016.

During the year ended September 30, 2015, the Company sold an additional 189,136 Units for a purchase price of $8.10 per Unit and 13,333 Units for a purchase price of $9.00 per Unit for gross proceeds of $1,652,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above).

During the year ended September 30, 2016, the Company sold an additional 290,000 Units for a purchase price of $8.10 per Unit and 17,778 Units for a purchase price of $9.00 per Unit for gross proceeds of $2,509,000. Each Unit consists of one share of common stock and one Investor Warrant (see description above). On May 12, 2016, the Company announced that it had completed the final phase of the Private Offering.

On March 22, 2016, the Company sold 333,333 shares of common stock at $9.00 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000. There were no expenses related to this placement.

In February 2017, the Company completed an offering (the “2016 Offering”) and sold 128,017 units at $6.00 per unit for gross proceeds of $768,100. Each unit consisted of (i) one share of common stock and (ii) a five year warrant to purchase one share of common stock at an exercise price of $8.25 per share (the “2016 Offering Warrants”). The placement agent received a 10% cash commission on the gross proceeds, an expense allowance equal to 3% of the proceeds, and warrants to purchase 12,802 shares of common stock at an exercise price of $8.25 per share. The estimated fair value of the 128,017 warrants issued to the investors was $587,592 and the estimated fair value of the 12,802 warrants issued to the placement agent was $58,759. The placement agent commissions and expense allowance was $99,853. Other costs of the placement were $176,896.

During January 2017, the Company issued 29,729 shares of its common stock for investor relations services. The $298,774 fair value of the common stock was expensed during the nine months ended June 30, 2017.

On May 5, 2017, the Company issued 11,400 shares of common stock valued at $77,748 in connection with a settlement agreement and release with a consultant that had an agreement with Leonard-Meron Biosciences. The Company expensed the $77,748 as a settlement expense during the nine months ended June 30, 2017.

On June 7, 2017, the Company entered into a release agreement with the placement agent for the 2016 Offering. The placement agent consented to future financings and waived certain covenants contained in the 2016 Offering agreements. As consideration for the release, the Company issued 6,668 shares of common stock valued at $45,476 to the placement agent. The Company expensed the $45,576 as a settlement expense during the nine months ended June 30, 2017.

On June 8, 2017, the Company entered into release agreements (the “Investor Release Agreements”) with the investors in the 2016 Offering where each investor released the Company from the restrictions included in the unit purchase agreements. In exchange, the Company agreed that (i) in the event that a financing is conducted at a price per share or price per unit lower than $6.00, then the Company will issue additional shares to each investor sufficient to effectively reprice the sale of the 2016 Offering units to the lower price; (ii) in the event that the financing is conducted at a price per share or price per unit less than the $8.25 exercise price of the warrants issued in the 2016 Offering then the exercise price of the warrants shall be reduced to the lower price; and (iii) the Company will give each investor no less than 6 hours of notice before the closing of any subsequent financing, through and including the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission, and each investor shall have a 6-hour option to purchase up to 20% of the securities sold in such offering. In connection with these agreements the Company reclassified the fair value of the 140,819 warrants issued in the 2016 Offering to derivative warrant liability on June 8, 2017 (see Notes 5 and 9).

Public Offering

On May 12, 2017, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register up to approximately $18 million of securities, the proceeds of which will be used towards the research and development of our products and product candidates, and the remainder for capital expenditures, working capital and other general corporate purposes. No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder. The Company may not sell securities pursuant to the registration statement until it is declared effective.

Unit Purchase Options

On April 7, 2017, the Company issued a three year Unit Purchase Option Agreement to a consultant for the purchase of 38,000 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or April 7, 2023. The consultant provided the Company with business development and financing assistance for the three months ended June 30, 2017. The Company estimated the fair value of the unit purchase option agreement at $104,138 and expensed it during the nine months ended June 30, 2017.

On June 29, 2017, the Company issued a three year Unit Purchase Option Agreement to a consultant for the purchase of 62,667 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or June 29, 2022. The consultant will provide the Company with business development and financing assistance through December 31, 2017. The Company estimated the fair value of the unit purchase option agreement at $193,860 and recorded it as a prepaid expense at June 30, 2017.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 866,667 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2017, there were options to purchase an aggregate of 586,039 shares of common stock outstanding, options to purchase 4,829 were exercised, and 275,799 shares were available for future grants.

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

A summary of option activity under the 2014 Plan as of June 30, 2017 and the changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	582,199	$8.11	8.59 years	$1,355,924
Granted	8,669	10.05
Exercised	(4,829)	0.01
Forfeited or expired	—	—
Outstanding at June 30, 2017	586,039	$8.21	7.88 years	$415,971
Exercisable at June 30, 2017	462,019	$7.68	7.71 years	$415,971

Stock-based compensation expense for the nine months ended June 30, 2017 and 2016 was $808,356 and $517,677, respectively.

At June 30, 2017, unrecognized total compensation cost related to unvested awards of $631,756 is expected to be recognized over a weighted average period of 1.56 years.

Warrants

The Company has reserved 1,385,195 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2017:

	Exercise price	Number
Investor Warrants	$9.00	226,671		September 12, 2019
Placement Agent Unit Warrants	9.00	45,334		September 12, 2019
Warrants underlying Placement Agent Unit Warrants	9.00	45,334		September 12, 2019
Placement Agent Share Warrants	9.00	66,667		September 12, 2019
Investor Warrants	9.00	143,025		March 19, 2020 – June 26, 2020
Investor Warrants	9.00	59,444		July 2, 2020 – September 14, 2020
Investor Warrants	9.00	38,889		November 5, 2020 – November 20, 2020
Investor Warrants	9.00	142,222		January 7, 2021 – March 21, 2021
Investor Warrants	9.00	126,667		April 15, 2021 – April 25, 2021
LMB Warrants	6.15	90,151		June 12, 2019 - March 2, 2021
LMB Warrants	9.90	8,155		September 30, 2019 - January 8, 2020
LMB Warrants	20.70	17,721		November 3, 2019 - March 6, 2020
LMB Warrants	7.50	73,883		August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110		March 24, 2025 – April 29, 2025
Financial Advisor Warrants	3.00	66,667		August 15, 2021
2016 Offering Warrants	8.25	128,017	(1)	November 23, 2021 - February 27, 2022
2016 Offering Placement Agent Warrants	8.25	12,802	(1)	November 23, 2021 - February 27, 2022
Convertible Note Warrants	9.75	40,436		September 12, 2019
		1,385,195

______

(1)     Fair value of these warrants are included in the derivative warrant liability

During the nine months ended June 30, 2017, the Company sold 128,017 2016 Offering Units, at a price of $6.00 per Unit, consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock. Each 2016 Offering Warrant has an exercise price of $8.25 and is exercisable for five years from the date of issuance. Additionally, warrants to purchase 12,802 shares of common stock were granted to the Placement Agent pursuant to the above pricing terms.

On June 7, 2017, the Company issued a warrant to purchase 40,436 shares of common stock at $9.75 per share in settlement of issues related to the July 31, 2014 conversion of a subordinated convertible promissory note. The Company charged the $119,402 estimated fair value of the warrant to settlement expenses during the nine months ended June 30, 2017.

On June 8, 2017, the Company entered into release agreements with the investors in the 2016 Offering where each investor released the Company from the restrictions included in the unit purchase agreements. In exchange, the Company agreed that (i) in the event that a financing is conducted at a price per share or price per unit lower than $6.00, then the Company will issue additional shares to each investor sufficient to effectively reprice the sale of the 2016 Offering units to the lower price; (ii) in the event that the financing is conducted at a price per share or price per unit less than the $8.25 exercise price of the warrants issued in the 2016 Offering then the exercise price of the warrants shall be reduced to the lower price; and (iii) the Company will give each investor no less than 6 hours of notice before the closing of any subsequent financing, through and including the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission, and each investor shall have a 6-hour option to purchase up to 20% of the securities sold in such offering. In connection with these agreements the Company reclassified the fair value of the 140,819 warrants issued in the 2016 Offering to derivative warrant liability on June 8, 2017 (see Note 5).

Effective June 16, 2017, the Company amended warrants associated with the Leonard-Meron Biosciences, Inc. 2015 private placement offering. The warrant amendments removed the exercise price reset provisions, adjusted the exercise price of the warrants to $7.50 per share and extended the term of the warrants by three years. The estimated fair value of the warrants on June 16, 2017 after the amendments was $250,733. As a result of the amendment, the Company recorded an incremental cost of $71,488 as a settlement expense during the nine months ended June 30, 2017.

At June 30, 2017, the weighted average remaining life of all of the outstanding warrants is 3.26 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $230,391.

Common Stock Reserved

A summary of common stock reserved for future issuances is as follows:

	June 30, 2017	September 30, 2016
2014 Stock Incentive Plan options outstanding	586,039	582,185
2014 Stock Incentive Plan reserved for future grants	275,799	284,482
Warrants	1,385,195	1,203,940
Unit purchase options	201,334	—
Total	2,448,367	2,070,607

The Company has also reserved an undetermined number of shares in connection with (i) the outstanding convertible promissory notes (See Notes 4 and 9), (ii) the rights granted to the investors in the 2016 Offering (See Note 6 – Private Offerings and Note 9), and (iii) the planned public offering (See Note 6 – Public Offering and Note 9).

7. RELATED PARTY TRANSACTIONS

As of June 30, 2017 and September 30, 2016, the Company owed $27,637 to a company affiliated through common ownership for the expenses the related party paid on the Company’s behalf and services performed by the related party.

Our Chairman of the Board, Leonard Mazur, is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products (see Note 3).

Our Chairman of the Board, Leonard Mazur, and our Chief Executive Officer, Myron Holubiak, were co-founders and significant shareholders in LMB. In connection with the acquisition of LMB, our Chairman purchased an additional 333,333 shares of the Company.

The Company has outstanding debt due to Leonard Mazur and Myron Holubiak (see Note 4).

General and administrative expense for each of the nine months ended June 30, 2017 and 2016 includes $36,000 paid to a financial consultant who is a stockholder of the Company.

8. OPERATING LEASE

LMB leases office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on October 31, 2017. Rent expense for the nine months ended June 30, 2017 was $19,500. Rent expense for the nine months ended June 30, 2016 was $4,333.

9. SUBSEQUENT EVENTS

On July 27, 2017, the Company was notified by NASDAQ that its application to list its common stock and warrants on the NASDAQ Exchange was approved.

From July 1, 2017 through August 2, 2017 the Company received advances of $300,000 against the June 23, 2017 future advance convertible promissory note. Advances against this note totaled $710,000 as of August 2, 2017.

On August 8, 2017, Leonard Mazur converted $4,710,000 (which have a carrying value of $5,543,333) of outstanding convertible promissory notes and accrued interest of $76,240 into 1,547,067 shares of common stock at a conversion price per share of $3.09.

As a result of this conversion during the period ending September 30, 2017, the Company will record a beneficial conversion feature expense of $762,078, which is a result of the value of the purchased shares of $6,381,651, (1,547,067 shares at the public offering price of $4.125), netted against the carrying value and accrued interest of the notes, $5,619,573. (See Note 4.)

On August 8, 2017, the Company closed an underwritten public offering of 1,648,484 shares of common stock and warrants to purchase 1,648,484 shares of common stock at an offering price of $4.125 per share and $0.01 per warrant. The warrants have a per share exercise price of $4.125, are exercisable immediately and will expire five years from the date of issuance. The gross proceeds to Citius from this offering were approximately $6,800,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The Company granted the underwriters a 45-day option to purchase up to an additional 247,272 shares of common stock and warrants to purchase 247,272 shares of common stock to cover over-allotments, if any. On August 8, 2017, the underwriters partially exercised the over-allotment to purchase an additional 247,272 warrants.

In connection with the Investor Release Agreements (see Note 6 – Private Offerings) dated June 8, 2017, the Company will issue 58,183 shares of common stock to investors that participated in the 2016 Offering. The shares of common stock are being issued to effectively reprice the sale of Units in the 2016 Offering from $6.00 per Unit to $4.125 per Unit, the price per share of common stock in our recently completed underwritten public offering. In addition, the exercise price of the warrants included in the Units will be repriced from $8.25 per warrant to $4.125 per warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2017 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2016. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

Citius Pharmaceuticals, LLC was founded in Massachusetts in January 2007. Activities since Citius Pharmaceuticals, LLC’s inception through June 30, 2017 were devoted primarily to the development and commercialization of therapeutic products for large and growing markets using innovative patented or proprietary formulations and novel drug delivery technology.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing 1,942,456 shares of its common stock. As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 243,020 common stock warrants of the Company and converted the outstanding common stock options of LMB into 77,252 common stock options of the Company. Management estimated the fair value of the purchase consideration to be $19,015,073.

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

Through June 30, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proprietary products. On July 1, 2016, the Company announced that it was discontinuing Suprenza, its first commercial product, and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Revenues	$—	$—

Operating expenses:
Research and development	190,648	381,119
General and administrative	1,797,749	1,464,551
Stock-based compensation	266,812	280,764
Total operating expenses	2,255,209	2,126,434
Operating loss	(2,255,209)	(2,126,434)
Interest income	—	782
Loss on revaluation of derivative warrant liability	(133,512)	(1,485,832)
Interest expense	(33,700)	(4,445)
Net loss	$(2,422,421)	$(3,615,929)

Revenues

We did not generate any revenues for the three months ended June 30, 2017 and 2016.

Research and Development Expenses

For the three months ended June 30, 2017, research and development expenses were $190,648 as compared to $381,119 during the three months ended June 30, 2016. The $190,471 decrease in 2017 was due to a decrease of $62,834 in costs incurred on the development of Mino-Lok™ and a decrease of $127,637 in costs incurred on the hydrocortisone-lidocaine product. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended June 30, 2017, general and administrative expenses were $1,797,749 as compared to $1,464,551 during the three months ended June 30, 2016. The $333,198 increase was primarily due to the $314,114 in settlement costs and $104,138 in financial consulting expenses incurred as a result of a unit purchase option granted during the three months ended June 30, 2017, offset by cost savings.

Stock-based Compensation Expense

For the three months ended June 30, 2017, stock-based compensation expense was $266,812 as compared to $280,764 for the three months ended June 30, 2016. The $13,952 decrease in expense is primarily due to the completion of the vesting period for a significant portion of our outstanding options and limited option grants during the current year. At June 30, 2017, unrecognized total compensation cost related to unvested awards of $631,756 is expected to be recognized over a weighted average period of 1.56 years.

Other Income (Expense)

There was no interest income earned on our cash balances for the three months ended June 30, 2017 compared to $782 of interest income earned for the three months ended June 30, 2016.

Loss on revaluation of derivative warrant liability for the three months ended June 30, 2017 was $133,512 compared to $1,485,832 for the three months ended June 30, 2016. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The loss for the three months ended June 30, 2016 was primarily due to the increase in the fair value of our stock from $9.00 at March 31, 2016 to $13.35 at June 30, 2016. At June 30, 2017, the Company has 140,819 outstanding warrants that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for a lower price per share than the investors paid within a specified time period after the original issuance of the warrants.

Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $33,700 for the three months ended June 30, 2017. Interest expense on the notes payable acquired in the acquisition of LMB was $4,445 for the three months ended June 30, 2016.

Net Loss

For the three months ended June 30, 2017, we incurred a net loss of $2,422,241 compared to a net loss for the three months ended June 30, 2016 of $3,615,929. The $1,193,688 decrease in the net loss was primarily due to the $333,198 increase in general and administrative expenses being offset by a $190,471 decrease in research and development expense and a $1,352,320 decrease in the loss on revaluation of the derivative warrant liability.

Nine months ended June 30, 2017 compared with the nine months ended June 30, 2016

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Revenues	$—	$—

Operating expenses:
Research and development	2,461,722	1,009,975
General and administrative	4,313,703	2,515,069
Stock-based compensation	808,356	517,677
Total operating expenses	7,583,781	4,042,721
Operating loss	(7,583,781)	(4,042,721)
Interest income	—	800
Gain (loss) on revaluation of derivative warrant liability	308,878	(1,659,738)
Interest expense	(66,779)	(4,445)
Net loss	$(7,341,682)	$(5,706,104)

Revenues

We did not generate any revenues for the nine months ended June 30, 2017 and 2016.

Research and Development Expenses

For the nine months ended June 30, 2017, research and development expenses were $2,461,722 as compared to $1,009,975 during the nine months ended June 30, 2016. The $1,451,747 increase in 2017 was primarily due to the $2,086,443 in costs incurred on the development of Mino-Lok™ offset by a decrease of $634,696 in costs incurred in the development of our product for the treatment of hemorrhoids and costs related to Suprenza, including the $292,575 received from Alpex as reimbursement for regulatory filing fees. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the nine months ended June 30, 2017, general and administrative expenses were $4,313,703 as compared to $2,515,069 during the nine months ended June 30, 2016. The $1,798,634 increase in 2017 was primarily due to the acquisition of LMB on March 30, 2016, which resulted in increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees. The nine months ended June 30, 2016 only includes three months of expenses for LMB as the acquisition was completed on March 30, 2016.

Stock-based Compensation Expense

For the nine months ended June 30, 2017, stock-based compensation expense was $808,356 as compared to $517,677 for the nine months ended June 30, 2016. The $290,679 increase in expense includes the expense for options assumed in the acquisition of LMB, as well as grants to new directors and new employees.

Other Income (Expense)

There was no interest income earned on our cash balances for the nine months ended June 30, 2017 and only $800 in interest income earned for the nine months ended June 30, 2016.

Gain (loss) on revaluation of derivative warrant liability for the nine months ended June 30, 2017 was $308,878 compared to $(1,659,738) for the nine months ended June 30, 2016. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The gain for the nine months ended June 30, 2017 was primarily due to a decrease in the fair value of our stock from $9.45 per share at September 30, 2016 to $6.28 per share at June 30, 2017. The loss for the nine months ended June 30, 2016 was primarily due to an increase in the fair value of our common stock from $8.10 at September 30, 2015 to $13.35 at June 30, 2016. At June 30, 2017, the Company has 140,819 outstanding warrants that are considered to be derivative instruments since the agreements contain “down round” provisions whereby the exercise price of the warrants is subject to adjustment in the event that the Company issues common stock for a lower price per share than the investors paid within a specified time period after the original issuance of the warrants.

Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $66,779 for the nine months ended June 30, 2017. Interest expense on the notes payable acquired in the acquisition of LMB was $4,445 for the nine months ended June 30, 2016.

Net Loss

For the nine months ended June 30, 2017, we incurred a net loss of $7,341,682 compared to a net loss for the nine months ended June 30, 2016 of $5,706,104. The $1,635,578 increase in the net loss was primarily due to the $1,451,747 increase in research and development expenses and the $1,798,634 increase in general and administrative expenses offset by the $1,968,616 increase in the gain (loss) on the revaluation of derivative warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $7,341,682 for the nine months ended June 30, 2017. At June 30, 2017, Citius had an accumulated deficit of $24,677,929. Citius’ net cash used in operations during the nine months ended June 30, 2017 was $4,541,815.

As of June 30, 2017, Citius had a working capital deficit of $9,416,758. The working capital deficit was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At June 30, 2017, Citius had cash and cash equivalents of $198,728 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the nine months ended June 30, 2017, the Company received net proceeds of $556,152 from the issuance of equity and $3,910,000 from the issuance of notes payable to our Chairman, Leonard Mazur. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, insurance and travel expenses.

On September 7, 2016, the Company issued a $500,000 demand promissory note to our Chairman, Leonard Mazur. The Company issued $2,000,000 of additional demand promissory notes through the period ended May 10, 2017. As of May 10, 2017, the revolving demand promissory notes of $2,500,000 were converted into a convertible promissory note that matures on June 30, 2018. The principal balance of the note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission.

On May 10, 2017, the Company executed a $1,500,000 future advance convertible promissory note with Leonard Mazur that matures on December 31, 2017. The principal balance of the note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission. At June 30, 2017, $1,500,000 of the note was drawn by the Company.

On June 23, 2017, the Company executed a $1,000,000 future advance convertible promissory note with Leonard Mazur that matures on December 31, 2017. The principal balance of the note is convertible into shares of the Company’s common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s securities offering pursuant to an S-1 registration statement filed with the U.S. Securities and Exchange Commission. At June 30, 2017, $410,000 of the note was drawn by the Company. From July 1, 2017 through August 2, 2017 an additional $300,000 was drawn by the Company. Advances against this note totaled $710,000 as of August 2, 2017.

As of August 2, 2017, Leonard Mazur had advanced a total of $4,710,000 under the convertible promissory notes. On August 8, 2017, these notes and accrued interest of $76,240 were converted into 1,547,067 shares of common stock at a price per share of $3.09 as part of an underwritten public offering which closed on the same date.

In February 2017, the Company completed an offering (the “2016 Offering”) and sold 128,017 units at $6.00 per unit for gross proceeds of $768,100. Each unit consisted of (i) one share of common stock and (ii) a five year warrant to purchase one share of common stock at an exercise price of $8.25 per share (the “2016 Offering Warrants”). The placement agent received a 10% cash commission on the gross proceeds, an expense allowance equal to 3% of the proceeds, and warrants to purchase 12,802 shares of common stock at an exercise price of $8.25 per share. The placement agent commissions and expense allowance was $99,853. Other costs of the placement were $176,896.

On August 8, 2017, the Company closed an underwritten public offering of 1,648,484 shares of common stock and warrants to purchase 1,646,484 shares of common stock at an offering price of $4.125 per share and $0.01 per warrant. The warrants have a per share exercise price of $4.125, are exercisable immediately and will expire five years from the date of issuance. The gross proceeds to Citius from this offering were approximately $6,800,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The Company granted the underwriters a 45-day option to purchase up to an additional 247,272 shares of common stock and warrants to purchase 247,272 shares of common stock to cover over-allotments, if any. On August 8, 2017, the underwriters partially exercised the over-allotment to purchase an additional 247,272 warrants.

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

Our Chief Executive Officer and Principal Financial Officer (“CEO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;

2)	the financial reporting function is carried out by consultants; and

3)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could have a material adverse effect on our business, financial condition or results of operations.

Citius has a history of net losses and expects to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

Citius was formed as a limited liability company in 2007 and since its inception has incurred a net loss in each of its previous operating years. Our ability to become profitable depends upon our ability to generate revenues from sales of our product candidates. Citius has been focused on product development and has not generated any revenues to date. Citius has incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets and shareholders’ equity (deficit). The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. Citius incurred net losses of $7,341,682 for the nine months ended June 30, 2017, $8,295,698 and $2,902,268 for the years ended September 30, 2016 and 2015, respectively, and a net loss of $737,727 for the nine months ended September 30, 2014. At June 30, 2017, Citius had stockholders’ equity of $11,593,932 and an accumulated deficit of $24,677,929. Citius’ net cash used for operating activities was $4,541,815 for the nine months ended June 30, 2017, $5,900,421 and $2,385,416 for the years ended September 30, 2016 and 2015, respectively, and $183,164 for the nine months ended September 30, 2014.

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

Our independent registered accountants have indicated, in their report on our September 30, 2016 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Currently, we do not have sufficient capital to continue our operations after the next six months. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. We have received gross proceeds of approximately $7.8 million from our private placement offerings through February 2017. Additionally, in connection with the acquisition of LMB our Executive Chairman, Leonard Mazur, made an equity investment of $3.0 million in March 2016. Mr. Mazur has also loaned the Company $4,710,000 pursuant to convertible promissory notes. On August 8, 2017, these notes and accrued interest of $76,240 were converted into 1,547,067 shares of common stock at a price of $3.09 per share as part of an underwritten public offering which closed on the same date.

The Company has also engaged Paulson Investment Company, LLC to secure debt financing. We may need to seek additional financing, including from affiliates, to continue our clinical programs and manufacturing for clinical programs.

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

In addition, we may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers. Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

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

Risks Related to Our Securities and Liquidity Risks

Nasdaq may delist our common stock and warrants from quotation on its exchange. Failure to maintain NASDAQ listing could limit investors’ ability to make transactions in our common stock and warrants and subject us to additional trading restrictions.

Our common stock and warrants are currently listed on Nasdaq. We may not be able to meet the continued listing requirements for our common stock and warrants in the future. Failure to meet the continued listing requirements could result in Nasdaq delisting our ordinary shares from trading on its exchange. If this should happen, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if our common stock is subject to the penny stock rules, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Compliance with the reporting requirements of federal securities laws can be expensive.

While the Company was not previously subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, it filed certain reports with the Securities and Exchange Commission on a voluntary basis. On October 22, 2015, the Company registered its Common Stock under the Exchange Act and the filing of the reports with the SEC became mandatory. The quotation of the Company’s Common Stock on Nasdaq is contingent upon the Company staying current on such Exchange Act filings. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately-held.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, shareholders could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and to be able to detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. Our management concluded that our disclosure controls and procedures were, and continue to be, ineffective and as of September 30, 2016 identified a material weakness in our internal controls. While the Company is in the process of implementing changes to internal controls, it has not yet completed implementing these changes and there is no assurance that the changes will remediate the material weakness or that the controls will prevent or defect future material weakness. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause shareholders to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

The price of our securities may become volatile, which could lead to losses by shareholders and costly securities litigation.

The trading price of our securities is likely to be highly volatile and could fluctuate in response to factors such as:

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

We completed a Reverse Stock Split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding, and may potentially have an anti-takeover effect.

We completed the Reverse Stock Split of our Common Stock by a ratio of 1-for-15 effective June 9, 2017. The liquidity of our Common Stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. Reducing the number of outstanding shares of our Common Stock through the Reverse Stock Split is intended, absent other factors, to increase the per share market price of our Common Stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our Common Stock. As a result, there can be no assurance that the Reverse Stock Split will result in the intended benefits, that the market price of our Common Stock will remain higher following the Reverse Stock Split or that the market price of our Common Stock will not decrease in the future. Further, since the Reverse Stock Split was not accompanied by a corresponding decrease in the number of shares authorized for issuance under our Amended and Restated Articles of Incorporation, the relative increase in the number of shares authorized for issuance could, under certain circumstances, have an anti-takeover effect by enabling the Board of Directors to issue additional shares of Common Stock in a transaction making it more difficult for a party to obtain control of us by tender offer or other means.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the Common Stock.

In the future, the Company may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue an aggregate of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of August 8, 2017, there are 8,252,798 shares of Common Stock outstanding, 3,280,980 shares underlying warrants with a weighted average exercise price of $5.97 per share, and 586,039 shares underlying options with a weighted average exercise price of $8.21 per share. The Company may also issue additional shares of its Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of the Common Stock.

The Common Stock is controlled by insiders.

As of August 8, 2017, the former managing members of Citius Pharmaceuticals, LLC beneficially own approximately 12.9% of our outstanding shares of Common Stock and the Company’s current officers and directors beneficially own approximately 51.9% of our outstanding shares of Common Stock. Such concentrated control of the Company may adversely affect the price of the Common Stock. If you acquire Common Stock, you may have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of the Common Stock.

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

Risks Related to Ownership of our Securities

There is not an active liquid trading market for the Company’s Common Stock.

The Company files reports under the Exchange Act and is listed on Nasdaq. However, there has not been regular active trading market in the Company’s Common Stock, and we cannot give any assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its Common Stock and warrants.

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

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming the Company is successful in obtaining such listing) could be adversely affected.

Sales of a substantial number of shares of our common stock in the public market, or the perception such sales may occur, could cause the market price of shares of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales or that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of our common stock. As of August 8, 2017, we have 8,252,798 shares of common stock outstanding. This includes registered shares of common stock as well as 2,992,307 shares of our common stock which are available for resale under Rule 144 of the Securities Act of 1933, as amended, or the “Securities Act”. On August 8, 2017, our executive officers and directors entered into lock-up agreements pursuant to which they agreed not to sell any of our shares for a period of 90 days from the effective date of our recent public offering. As representative of the underwriters, Aegis Capital Corp. may, in its sole discretion, allow early releases under the referenced lock-up restrictions.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock and warrants.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock and warrants. Such a delisting would likely have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock and warrants when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Risks Related to Our Reverse Stock Split

We completed the Reverse Stock Split in order to meet the initial listing requirements of Nasdaq. However, the Reverse Stock Split may not result in our stock price remaining compliant with the minimum price requirements of Nasdaq.

We completed the Reverse Stock Split in order to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum price requirements of Nasdaq. We cannot assure you that the market price of our common stock following the Reverse Stock Split will remain at the level required for the period of time required for listing or for continuing compliance with that requirement. It is not uncommon for the market price of a Company’s common stock to decline in the period following a Reverse Stock Split. If the market price of our common stock declines following the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to maintain Nasdaq’s minimum price requirements. In addition to specific listing and maintenance standards, Nasdaq has broad discretionary authority over the continued listing of securities, which it could exercise with respect to the listing of our common stock.

Even if the Reverse Stock Split increases the market price of our common stock, there can be no assurance that we will be able to comply with other continued listing standards of Nasdaq.

We cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock and warrants on Nasdaq. Our failure to meet these requirements may result in our common stock and warrants being delisted from Nasdaq, irrespective of our compliance with the minimum bid price requirement.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that will be outstanding following the Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the Reverse Stock Split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2017, the Company sold 128,017 2016 Offering Units for a purchase price of $6.00 per unit for gross proceeds of $768,100. The Company registered the 128,017 shares issued and the shares underlying the warrants issued on a Form S-1 which was declared effective on April 11, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Certificate of Amendment of the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc. effective June 9, 2017 (incorporated by reference to the Company’s Form 8-K dated June 7, 2017, as filed June 8, 2017).

10.1

Release Agreement by and between Citius Pharmaceuticals, Inc. and Garden State Securities, Inc. dated June 7, 2017 (incorporated by reference to the Company’s Form 8-K dated June 7, 2017, as filed June 13, 2017).

10.2

Form of Release Agreement by and between Citius Pharmaceuticals, Inc. and each investor dated June 8, 2017 (incorporated by reference to the Company’s Form 8-K dated June 7, 2017, as filed June 13, 2017).

10.3

Future Advance Convertible Promissory Note dated June 23, 2017 between Leonard Mazur and Citius Pharmaceuticals, Inc. (the form of Future Advance Convertible Promissory Note is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2017).

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

CITIUS PHARMACEUTICALS, INC.

Date: August 14, 2017	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

