Form 10-Q
period 2017-12-31
Citius Pharmaceuticals, Inc.
filed 2018-02-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

As of February 7, 2018, there were 9,975,518 of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to raise funds for general corporate purposes and operations, including our clinical trials;
●	the commercial feasibility and success of our technology;
●	our ability to recruit qualified management and technical personnel;
●	the success of our clinical trials;
●	our ability to obtain and maintain required regulatory approvals for our products; and
●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K and elsewhere in this report.

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$7,370,697	$3,204,108
Prepaid expenses	110,817	220,246
Total Current Assets	7,481,514	3,424,354

Property and Equipment, Net of Accumulated Depreciation of $8,054 and $7,412	2,594	3,236

Other Assets:
Deposits	2,167	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	20,988,963

Total Assets	$28,473,071	$24,416,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$561,160	$602,431
Accrued expenses	616,213	560,918
Accrued compensation	1,203,376	1,063,000
Accrued interest – related parties	45,401	42,209
Notes payable – related parties	172,970	172,970
Due to related party	17,637	27,637
Total Current Liabilities	2,616,757	2,469,165

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 9,975,518 and 8,345,844 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	9,976	8,346
Additional paid-in capital	56,813,704	49,660,242
Accumulated deficit	(30,967,366)	(27,721,200)
Total Stockholders’ Equity	25,856,314	21,947,388

Total Liabilities and Stockholders’ Equity	$28,473,071	$24,416,553

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016

Revenues	$—	$—

Operating Expenses
Research and development	606,521	1,411,159
General and administrative	2,346,240	1,132,183
Stock-based compensation expense – general and administrative	290,021	241,514
Total Operating Expenses	3,242,782	2,784,856

Operating Loss	(3,242,782)	(2,784,856)

Other Income (Expense), Net
Gain on revaluation of derivative warrant liability	—	622,186
Interest expense	(3,384)	(13,228)
Total Other Income (Expense), Net	(3,384)	608,958

Loss before Income Taxes	(3,246,166)	(2,175,898)
Income tax benefit	—	—

Net Loss	$(3,246,166)	$(2,175,898)

Net Loss Per Share - Basic and Diluted	$(0.38)	$(0.44)

Weighted Average Common Shares Outstanding
Basic and diluted	8,605,046	4,903,425

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, October 1, 2017	$—	8,345,844	$8,346	$49,660,242	$(27,721,200)	$21,947,388
Issuance of common stock in registered direct offering, net of costs of $525,566	—	1,280,360	1,280	5,481,243	—	5,482,523
Issuance of common stock upon exercise of warrants	—	289,314	290	1,124,858	—	1,125,148
Issuance of common stock for release agreement	—	60,000	60	257,340	—	257,400
Stock-based compensation expense	—	—	—	290,021	—	290,021
Net loss	—	—	—	—	(3,246,166)	(3,246,166)

Balance, December 31, 2017	$—	9,975,518	$9,976	$56,813,704	$(30,967,366)	$25,856,314

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(3,246,166)	$(2,175,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on revaluation of derivative warrant liability	—	(622,186)
Stock-based compensation expense	290,021	241,514
Issuance of common stock for release agreement	257,400	—
Depreciation	642	672
Changes in operating assets and liabilities:
Prepaid expenses	109,429	154,958
Accounts payable	(41,271)	76,709
Accrued expenses	55,295	888,961
Accrued compensation	140,376	107,250
Accrued interest, related parties	3,192	13,228
Due to related party	(10,000)	—
Net Cash Used In Operating Activities	(2,441,082)	(1,314,792)

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	—	820,000
Proceeds from common stock warrant exercises	1,125,148	—
Net proceeds from registered direct offering	5,482,523	—
Net proceeds from private placements	—	247,205
Net Cash Provided By Financing Activities	6,607,671	1,067,205

Net Change in Cash and Cash Equivalents	4,166,589	(247,587)
Cash and Cash Equivalents - Beginning of Period	3,204,108	294,351

Cash and Cash Equivalents - End of Period	$7,370,697	$46,764

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$192	$—
Reclassification of derivative warrant liability to additional paid-in capital	$—	$149,209
Par value of common stock issued upon cashless exercise of warrants	$17	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

The net assets of LMB acquired, including identifiable intangible assets of $19,400,000 related to in-process research and development, amounted to $17,428,277.

The fair value of LMB’s net assets acquired on the date of the acquisition, based on management’s analysis of the $17,482,093 fair value of the shares of common stock issued, the $1,071,172 fair value of the common stock warrants issued, and the $461,808 fair value of the vested portion of the common stock options issued was $19,015,073.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, and LMB. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission.

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

Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences or events that have been included in our condensed consolidated financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”), was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has determined and completed the accounting for certain income tax effects of Act in the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these financials statements as a result of the Act.

2.	GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $2,441,082 for the three months ended December 31, 2017. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At December 31, 2017, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive, worldwide sub licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license commence. Since the acquisition of LMB, the Company recorded maintenance fee expense of $50,000 and $45,000 during the years ended September 30, 2017 and 2016, respectively, under the terms of this agreement. There was no maintenance fee expense for the three months ended December 31, 2017 and 2016.

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

4.	NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of December 31, 2017 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,192 and $13,228, respectively, for the three months ended December 31, 2017 and 2016.

5.	DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At December 31, 2017 and September 30, 2017, the Company had no outstanding warrants that were considered to be derivative instruments although the Company did have such warrants outstanding during the three months ended December 31, 2016.

The Company performed valuations of these warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The Black-Scholes option pricing model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividends. Selection of these inputs involves management’s judgment and may impact net loss. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at December 31, 2016 was 76%. We used a risk-free interest rate of 1.93%, estimated lives of 4.02 to 4.32 years, which were the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock.

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

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Derivative warrant liability, beginning of period	$—	$1,681,973
Fair value of warrants issued	—	—
Total realized/unrealized gains included in net loss	—	(622,186)
Reclassification of liability to additional paid-in capital	—	(149,209)
Derivative warrant liability, end of period	$—	$910,578

6.	COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

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

2016 Private Offering

In October 2016, the Company commenced an offering (the “2016 Offering”) of units at a price of $6.00 per unit (the “2016 Offering Units”). Each 2016 Offering Unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock (the “2016 Offering Warrants”) at an exercise price of $8.25 exercisable for five years from the date of issuance.  The placement agent for the 2016 Offering will receive a 10% cash commission on the gross proceeds of each sale of the 2016 Offering Units.  In addition, on each closing the placement agent will also receive (i) an expense allowance equal to 3% of the proceeds of the sale, and (ii) warrants to purchase a number of shares of common stock equal to 10% of the 2016 Offering Units sold at an exercise price of $8.25 per share.

On November 23, 2016, the Company sold 65,000 of the 2016 Offering Units for gross proceeds of $390,000.  The estimated fair value of the warrants included in the 2016 Offering Units sold to the investors was $234,505. Additionally, a warrant to purchase 6,500 shares of common stock was granted to the placement agent pursuant to the above pricing terms. The estimated fair value of the warrant granted to the placement agent was $23,451. The placement agent was paid commissions and an expense allowance of $50,700. Other costs of the placement were $156,896 including deferred offering costs of $64,801.

On June 8, 2017, the Company entered into release agreements with the investors in the 2016 Offering where each investor released the Company from the restrictions on certain corporate actions that were included in the unit purchase agreements. In connection with the release agreements the Company repriced the sale of the units to $4.125 per unit and repriced the warrants to an exercise price of $4.125 per share on August 8, 2017.

2017 Public Offering and Release Agreement

On August 8, 2017, the Company closed a public offering of 1,648,484 shares of common stock and warrants to purchase 1,648,484 shares of common stock at an offering price of $4.125 per share and $0.01 per warrant. The warrants have a per share exercise price of $4.125, are exercisable immediately and will expire five years from the date of issuance.  The gross proceeds from this offering were $6,802,469, before deducting underwriting discounts and commissions and other offering expenses of $685,573. The Company granted the underwriters a 45-day option to purchase up to an additional 247,272 shares of common stock and warrants to purchase 247,272 shares of common stock to cover over-allotments. On August 8, 2017, the underwriters partially exercised the over-allotment and purchased the additional 247,272 warrants. The estimated fair value of the 1,895,756 warrants issued to the investors was $4,160,195 and the estimated fair value of the 65,940 warrants issued to the underwriters was $142,419.

On November 7, 2017, the Company entered into a release agreement with the underwriter. The Company had previously granted a right of first refusal to underwrite all equity and debt offerings for a period of twelve months following completion of the 2017 public offering (“Right of First Refusal”). Under the release, the Company agreed to pay the underwriter $100,000 in cash and issue 60,000 shares of restricted common stock with a fair value of $257,400 in exchange for a full release from all obligations related to the Right of First Refusal. The Company expensed the $357,400 cost of the release agreement during the three months ended December 31, 2017.

2017 Registered Direct/Private Placement Offering

On December 19, 2017, the Company closed a registered direct offering with several institutional and accredited investors for the purchase of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089. Simultaneously, the Company issued privately to the investors 640,180 immediately exercisable five and a half year warrants at $4.63 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $420,566 and issued the placement agent 89,625 immediately exercisable five year warrants at $5.8656 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $20,000 in other expenses. Net proceeds from the offering were $5,482,523.

The estimated fair value of the 640,180 warrants issued to the investors was $2,407,276 and the estimated fair value of the 89,625 warrants issued to the placement agent was $316,071.

Unit Purchase Options

On April 7, 2017, the Company issued a three-year Unit Purchase Option Agreement to a consultant for the purchase of 38,000 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or April 7, 2023. The consultant provided the Company with business development and financing assistance for the three months ended June 30, 2017. The Company estimated the fair value of the unit purchase option agreement at $104,138 and expensed it during the year ended September 30, 2017.

On June 29, 2017, the Company issued a three-year Unit Purchase Option Agreement to a consultant for the purchase of 62,667 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or June 29, 2022. The consultant provided the Company with business development and financing assistance through December 31, 2017. The Company estimated the fair value of the unit purchase option agreement at $193,860 and recorded it as a prepaid expense at June 30, 2017. The Company recorded an expense of $96,930 for this agreement during the year ended September 30, 2017 and expensed the remaining balance of $96,930 during the three months ended December 31, 2017.

Stock Options

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 866,667 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, the stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2017, there were options to purchase an aggregate of 861,039 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 799 shares remain available for future grants.

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

A summary of option activity under the 2014 Plan as of December 31, 2017 and the changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2017	861,039	$6.69	8.37 years	$208,151
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2017	861,039	$6.69	8.12 years	$347,559
Exercisable at December 31, 2017	524,598	$7.76	7.24 years	$251,308

Stock-based compensation expense for the three months ended December 31, 2017 and 2016 was $290,021 and $241,514, respectively.

At December 31, 2017, unrecognized total compensation cost related to unvested awards of $940,560 is expected to be recognized over a weighted average period of 1.71 years.

Warrants

As of December 31, 2017, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	226,671	September 12, 2019
Placement Agent Unit Warrants	9.00	90,668	September 12, 2019
Placement Agent Share Warrants	9.00	66,667	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	90,151	June 12, 2019 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	13.65	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.125	128,017	November 23, 2021 – February 27, 2022
2016 Offering Placement Agent Warrants	4.125	12,802	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.125	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.5375	65,940	February 2, 2023
2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.8656	89,625	December 19, 2022
		3,763,095

During the three months ended December 31, 2017, 40,834 of the Financial Advisor Warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock and 272,767 of the 2017 Public Offering Warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

See Note 6 (2017 Registered Direct/Private Placement Offering) for a description of the 2017 registered direct/private placement offering warrants and the registered direct/private placement offering placement agent warrants.

At December 31, 2017, the weighted average remaining life of all of the outstanding warrants is 4.09 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $20,667.

Common Stock Reserved

A summary of common stock reserved for future issuances as of December 31, 2017 and September 30, 2017 is as follows:

	December 31, 2017	September 30, 2017
2014 Stock Incentive Plan options outstanding	861,039	861,039
2014 Stock Incentive Plan available for future grants	799	799
Warrants outstanding	3,763,095	3,346,891
Unit purchase options outstanding	201,334	201,334
Total	4,826,267	4,410,063

7.	RELATED PARTY TRANSACTIONS

As of December 31, 2017 and September 30, 2017, the Company owed $17,637 and $27,637, respectively, to a company affiliated through common ownership for the expenses the related party paid on the Company’s behalf and services performed by the related party.

Our Chairman of the Board, Leonard Mazur, is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. The Company leases office space from Akrimax (see Note 8).

The Company has outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

In connection with the 2017 Registered Direct/Private Placement Offering, Mr. Mazur purchased 213,106 shares of common stock at $4.6925 per share and received 106,553 warrants exercisable at $4.63 per share (See Note 6).

General and administrative expense for each of the three months ended December 31, 2017 and 2016 includes $12,000 paid to a financial consultant who is a stockholder of the Company.

8.	OPERATING LEASE

LMB leases office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on October 31, 2018. Rent expense for the three months ended December 31, 2017 and 2016 was $6,501 in each period.

9.	SUBSEQUENT EVENTS

On February 7, 2018, the Company held its annual stockholders meeting. The stockholders elected seven directors to serve until the 2019 annual meeting, ratified the appointment of our independent registered public accounting firm, and approved the 2018 Omnibus Stock Incentive Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2017 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2017. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing 1,942,956 shares of its common stock. As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 243,020 common stock warrants and converted the outstanding common stock options of LMB into 77,252 common stock options. Management estimated the fair value of the purchase consideration to be $19,015,073.

In connection with the acquisition, the Company acquired net assets of $17,428,277, including identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets acquired.

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

Through December 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proprietary products. On July 1, 2016, the Company announced that it was discontinuing Suprenza, its first commercial product, and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

RESULTS OF OPERATIONS

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Revenues	$—	$—

Operating expenses:
Research and development	606,521	1,411,159
General and administrative	2,346,240	1,132,183
Stock-based compensation expense	290,021	241,514
Total operating expenses	3,242,782	2,784,856
Operating loss	(3,242,782)	(2,784,856)
Gain on revaluation of derivative warrant liability		622,186
Interest expense	(3,384)	(13,228)
Net loss	$(3,246,166)	$(2,175,898)

Revenues

We did not generate any revenues for the three months ended December 31, 2017 and 2016.

Research and Development Expenses

For the three months ended December 31, 2017, research and development expenses were $606,521 as compared to $1,411,159 during the three months ended December 31, 2016. The $804,638 decrease in 2017 was primarily due to a decrease of $782,452 in costs incurred by LMB on the development of Mino-Lok™. We expect that research and development expenses will increase in 2018 as we commence our Phase 3 trials of Mino-Lok™ and are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended December 31, 2017, general and administrative expenses were $2,346,240 as compared to $1,132,183 during the three months ended December 31, 2016. The $1,214,057 increase in 2017 was primarily due to increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees. In addition, we incurred $357,400 in settlement costs for the termination of the right of first refusal agreement with the underwriter of our 2017 Public Offering.

Stock-based Compensation Expense

For the three months ended December 31, 2017, stock-based compensation expense was $290,021 as compared to $241,514 for the three months ended December 31, 2016. The $48,507 increase in expense includes the expense for options assumed in the acquisition of LMB, as well as recent grants to new directors and new employees.

Other Income (Expense)

There was no gain on revaluation of derivative warrant liability for the three months ended December 31, 2017 as there were no warrants classified as derivative warrants during the period. Gain on revaluation of derivative warrant liability for the three months ended December 31, 2016 was $622,186. The fair value of the derivative warrant liability fluctuates with changes in our stock price, volatility, remaining lives of the warrants, and interest rates. The gain for the three months ended December 31, 2016 was primarily due to a decrease in the fair value of our stock from $9.45 per share at September 30, 2016 to $6.60 per share at December 31, 2016.

Interest expense for the three months ended December 31, 2017 was $3,384 as recent borrowings from our Chairman were converted to common stock on August 8, 2017. Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $13,228 for the three months ended December 31, 2016.

Net Loss

For the three months ended December 31, 2017, we incurred a net loss of $3,246,166 compared to a net loss for the three months ended December 31, 2016 of $2,175,898. The $1,070,268 increase in the net loss was primarily due to the increase of $1,214,057 in general and administrative expenses and the $622,186 decrease in the gain on the revaluation of derivative warrant liability offset by the $804,638 decrease in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $3,246,166 for the three months ended December 31, 2017. At December 31, 2017, Citius had an accumulated deficit of $30,967,366. Citius’ net cash used in operations during the three months ended December 31, 2017 was $2,441,082.

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

As of December 31, 2017, Citius had working capital of $4,864,757. Our limited working capital was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities, including our December 2017 registered direct/private placement offering. At December 31, 2017, Citius had cash and cash equivalents of $7,370,697 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the three months ended December 31, 2017, the Company received net proceeds of $6,607,671 from the issuance of equity and the exercise of warrants (as further discussed below). Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On December 19, 2017, the Company closed a registered direct offering with several institutional and accredited investors for the purchase of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089 and, in a simultaneous private placement, issued the investors 640,180 immediately exercisable five and a half year warrants at $4.63 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $420,566 and issued the placement agent 89,625 immediately exercisable five year warrants at $5.8656 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $20,000 in other expenses. Net proceeds from the offering were $5,482,523.

During the three months ended December 31, 2017, an aggregate of 272,767 of the 2017 Public Offering Warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

We expect that we will have sufficient funds to continue our operations for the next six months from December 31, 2017. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 as filed with the SEC.

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

Our Chief Executive Officer (who is our Principal Executive Officer) and Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)       lack of documented policies and procedures;

2)       the financial reporting function is carried out by consultants; and

3)       ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this Quarterly Report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 13, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

10.1	Release Agreement, dated November 7, 2017, between Citius Pharmaceuticals, Inc., and Aegis Capital Corp.*

10.2	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan*

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 14, 2018	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)

