Form 10-Q
period 2018-03-31
Citius Pharmaceuticals, Inc.
filed 2018-05-11
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 8, 2018, there were 10,677,222 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,007,865	$3,204,108
Prepaid expenses	64,794	220,246
Total Current Assets	5,072,659	3,424,354

Property and Equipment, Net of Accumulated Depreciation of $8,695 and $7,412	1,953	3,236

Other Assets:
Deposits	2,167	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	20,988,963

Total Assets	$26,063,575	$24,416,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,400,473	$602,431
Accrued expenses	142,945	560,918
Accrued compensation	795,375	1,063,000
Accrued interest – related parties	50,106	42,209
Notes payable – related parties	172,970	172,970
Due to related party	—	27,637
Total Current Liabilities	2,561,869	2,469,165

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 10,667,222 and 8,345,844 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	10,667	8,346
Additional paid-in capital	58,880,055	49,660,242
Accumulated deficit	(35,389,016)	(27,721,200)
Total Stockholders’ Equity	23,501,706	21,947,388

Total Liabilities and Stockholders’ Equity	$26,063,575	$24,416,553

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	3,439,853	859,915	4,046,374	2,271,074
General and administrative	1,212,425	1,383,771	3,558,665	2,515,954
Stock-based compensation – general and administrative	214,666	300,030	504,687	541,544
Total Operating Expenses	4,866,944	2,543,716	8,109,726	5,328,572

Operating Loss	(4,866,944)	(2,543,716)	(8,109,726)	(5,328,572)

Other Income (Expense), Net
Gain on extinguishment of liability	450,000	—	450,000	—
Gain (loss) on revaluation of derivative warrant liability	—	(179,796)	—	442,390
Interest expense	(4,706)	(19,851)	(8,090)	(33,079)
Total Other Income (Expense), Net	445,294	(199,647)	441,910	409,311

Loss before Income Taxes	(4,421,650)	(2,743,363)	(7,667,816)	(4,919,261)
Income tax benefit	—	—	—	—

Net Loss	$(4,421,650)	$(2,743,363)	$(7,667,816)	$(4,919,261)

Net Loss Per Share - Basic and Diluted	$(0.44)	$(0.55)	$(0.82)	$(0.99)

Weighted Average Common Shares Outstanding
Basic and diluted	9,996,030	4,993,454	9,300,252	4,947,945

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2018

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, October 1, 2017	$—	8,345,844	$8,346	$49,660,242	$(27,721,200)	$21,947,388
Issuance of common stock in registered direct offering, net of costs of $760,459	—	1,949,864	1,949	7,244,150	—	7,246,099
Issuance of common stock upon exercise of warrants		289,314	290	1,124,858	—	1,125,148
Issuance of common stock for services and release agreement	—	82,200	82	346,118	—	346,200
Stock-based compensation expense	—	—	—	504,687	—	504,687
Net loss	—	—	—	—	(7,667,816)	(7,667,816)

Balance, March 31, 2018	$—	10,667,222	$10,667	$58,880,055	$(35,389,016)	$23,501,706

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(7,667,816)	$(4,919,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on revaluation of derivative warrant liability	—	(442,390)
Gain on extinguishment of liability	(450,000)	—
Stock-based compensation expense	504,687	541,544
Issuance of common stock for services and release agreement	346,200	298,774
Depreciation	1,283	1,343
Changes in operating assets and liabilities:
Prepaid expenses	155,452	316,348
Accounts payable	798,042	953,784
Accrued expenses	32,027	898,271
Accrued compensation	(267,625)	179,115
Accrued interest, related parties	7,897	33,079
Due to related party	(27,637)	—
Net Cash Used In Operating Activities	(6,567,490)	(2,139,393)

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	—	1,350,000
Proceeds from common stock warrant exercises	1,125,148	—
Net proceeds from registered direct offering	7,246,099	—
Net proceeds from private placements	—	556,152
Net Cash Provided By Financing Activities	8,371,247	1,906,152

Net Change in Cash and Cash Equivalents	1,803,757	(233,241)
Cash and Cash Equivalents - Beginning of Period	3,204,108	294,351

Cash and Cash Equivalents - End of Period	$5,007,865	$61,110

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$193	$—
Reclassification of derivative warrant liability to additional paid-in capital	$—	$813,319
Par value of common stock issued upon cashless exercise of warrants	$17	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

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

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all of the outstanding stock of LMB by issuing 1,942,456 shares of its common stock. The net assets of LMB acquired, including identifiable intangible assets of $19,400,000 related to in-process research and development, amounted to $17,428,277.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $6,567,490 for the six months ended March 31, 2018. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At March 31, 2018, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors and continued borrowings under related party debt agreements. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available in amounts sufficient for and on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3.	PATENT AND TECHNOLOGY LICENSE AGREEMENT

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee in June until commercial sales of a product subject to the license commence. The annual fee in 2017 is $50,000 and the annual fee in 2018 is $75,000.

LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less than 12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Unless earlier terminated by NAT, based on the failure to achieve certain development and commercial milestones, the license agreement remains in effect until the date that all patents licensed under the agreement have expired and all patent applications within the licensed patent rights have been cancelled, withdrawn or expressly abandoned.

4.	NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of March 31, 2018 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $4,705 and $19,851, respectively, for the three months ended March 31, 2018 and 2017. Interest expense on notes payable – related parties was $7,897 and $33,079, respectively, for the six months ended March 31, 2018 and 2017.

5.	DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At March 31, 2018 and September 30, 2017, the Company had no outstanding warrants that were considered to be derivative instruments although the Company did have such warrants outstanding during the six months ended March 31, 2017.

The Company performed valuations of these warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The Black-Scholes option pricing model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividends. Selection of these inputs involves management’s judgment and may impact net loss. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at March 31, 2017 was 85%. We used a risk-free interest rate of 1.96%, estimated lives of 4.04 to 4.07 years, which were the remaining contractual lives of the warrants subject to “down round” provisions, and no dividends to our common stock.

During the six months ended March 31, 2017, anti-dilution rights related to warrants to purchase 181,111 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $813,319.

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Derivative warrant liability, beginning of period	$—	$1,681,973
Fair value of warrants issued	—	—
Total realized/unrealized gains included in net loss	—	(442,390)
Reclassification of liability to additional paid-in capital	—	(813,319)
Derivative warrant liability, end of period	$—	$426,264

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

2016 Private Offering

In October 2016, the Company commenced an offering (the “2016 Offering”) of units at a price of $6.00 per unit (the “2016 Offering Units”). Each 2016 Offering Unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock (the “2016 Offering Warrants”) at an exercise price of $8.25 exercisable for five years from the date of issuance.  The placement agent for the 2016 Offering was to receive a 10% cash commission on the gross proceeds from the sale of the 2016 Offering Units.  In addition, on each closing the placement agent also was to receive (i) an expense allowance equal to 3% of the proceeds of the sale, and (ii) warrants to purchase a number of shares of common stock equal to 10% of the 2016 Offering Units sold at an exercise price of $8.25 per share.

On November 23, 2016, the Company sold 65,000 of the 2016 Offering Units for gross proceeds of $390,000.  The estimated fair value of the warrants included in the 2016 Offering Units sold to the investors was $234,505. Additionally, a warrant to purchase 6,500 shares of common stock was granted to the placement agent pursuant to the above pricing terms. The estimated fair value of the warrant granted to the placement agent was $23,451. The placement agent was paid commissions and an expense allowance of $50,700. Other costs of the placement were $156,896, including deferred offering costs of $64,801.

On June 8, 2017, the Company entered into release agreements with the investors in the 2016 Offering whereby each investor released the Company from the restrictions on certain corporate actions that were included in the unit purchase agreements. Pursuant to the terms of the release agreements, upon the closing of the 2017 public offering (see below) and the concurrent listing of its common stock on the NASDAQ Capital Market, the Company issued to the investors an additional 58,191 shares of common stock to effectively reprice the sale of the units to $4.125 per unit and repriced the warrants to an exercise price of $4.125 per share on August 8, 2017.

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

On November 7, 2017, the Company entered into a release agreement with the underwriter. The Company had previously granted a right of first refusal to underwrite all equity and debt offerings for a period of twelve months following completion of the 2017 public offering (“Right of First Refusal”). Under the release, the Company agreed to pay the underwriter $100,000 in cash and issue 60,000 shares of restricted common stock with a fair value of $257,400 in exchange for a full release from all obligations related to the Right of First Refusal. The Company expensed the $357,400 cost of the release agreement in November 2017.

Registered Direct/Private Placement Offerings

On December 19, 2017, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089. Simultaneously, the Company privately sold and issued to the investors 640,180 immediately exercisable five and a half year warrants at $4.63 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $420,566 and issued the placement agent 89,625 immediately exercisable five year warrants at $5.8656 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $20,000 in other expenses. Net proceeds from the offering were $5,482,523. The estimated fair value of the 640,180 warrants issued to the investors was $2,407,276 and the estimated fair value of the 89,625 warrants issued to the placement agent was $316,071.

On March 29, 2018, the Company closed a registered direct offering with an institutional and an accredited investor for the sale of 669,504 shares of common stock at $2.985 per share for gross proceeds of $1,998,469. Simultaneously, the Company privately sold and issued to investors 669,504 immediately exercisable five and a half year warrants at $2.86 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $139,893 and issued the placement agent 46,866 immediately exercisable five year warrants at $3.73125 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $10,000 in other expenses. Net proceeds from the offering were $1,763,576. The estimated fair value of the 669,504 warrants issued to the investors was $1,679,482 and the estimated fair value of the 46,866 warrants issued to the placement agent was $110,511.

Common Stock Issued for Services

On February 7, 2018, the Company issued 22,200 shares of common stock for services provided by two consultants and expensed the $88,800 fair value of the common stock issued.

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

Stock Option Plans

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 866,667 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, our stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2018, there were options to purchase an aggregate of 861,039 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 799 shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2018, there were no grants under the 2018 Plan.

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

A summary of option activity under the 2014 Plan as of March 31, 2018 and the changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2017	861,039	$6.69	8.37 years	$208,151
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2018	861,039	$6.69	7.87 years	$204,832
Exercisable at March 31, 2018	547,841	$7.97	7.05 years	$204,832

Stock-based compensation expense for the six months ended March 31, 2018 and 2017 was $504,687 and $541,544, respectively.

At March 31, 2018, unrecognized total compensation cost related to unvested awards of $673,900 is expected to be recognized over a weighted average period of 1.78 years.

Warrants

As of March 31, 2018, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	226,671	September 12, 2019
Placement Agent Unit Warrants	9.00	90,668	September 12, 2019
Placement Agent Share Warrants	9.00	66,667	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	90,151	June 12, 2019 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	13.65	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.125	128,017	November 23, 2021 – February 27, 2022
2016 Offering Placement Agent Warrants	4.125	12,802	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.125	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.5375	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.8656	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73125	46,866	March 28, 2023

		4,479,465

During the six months ended March 31, 2018, 40,834 of the Financial Advisor Warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock and 272,767 of the 2017 Public Offering Warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

See Note 6 (Registered Direct/Private Placement Offerings) for a description of the registered direct/private placement offering warrants and the registered direct/private placement offering placement agent warrants.

At March 31, 2018, the weighted average remaining life of all of the outstanding warrants is 4.10 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $163,264.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2018 and September 30, 2017 is as follows:

	March 31, 2018	September 30, 2017
2014 Stock Incentive Plan options outstanding	861,039	861,039
2014 Stock Incentive Plan available for future grants	799	799
2018 Omnibus Stock Incentive Plan	2,000,000	—
Warrants outstanding	4,479,465	3,346,891
Unit purchase options outstanding	201,334	201,334
Total	7,542,637	4,410,063

7.	RELATED PARTY TRANSACTIONS

As of March 31, 2018 and September 30, 2017, the Company owed $0 and $27,637, respectively, to a company affiliated through common ownership for services performed by the related party.

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

The Company has outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

In connection with the December 2017 Registered Direct/Private Placement Offering, Mr. Mazur purchased 213,106 shares of common stock at $4.6925 per share and received 106,553 warrants exercisable at $4.63 per share (See Note 6). In connection with the March 2018 Registered Direct/Private Placement Offering, Mr. Mazur purchased 167,504 shares of common stock at $2.985 per share and received 167,504 warrants exercisable at $2.86 per share (See Note 6). The purchases were made on the same terms as for all other investors.

General and administrative expense for each of the six months ended March 31, 2018 and 2017 includes $24,000 paid to a financial consultant who is a stockholder of the Company.

8.	OPERATING LEASE

LMB leases office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on October 31, 2018. Rent expense for each of the periods in the six months ended March 31, 2018 and 2017 was $13,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six months ended March 31, 2018 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2017. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Through March 31, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proprietary products. On July 1, 2016, the Company announced that it was discontinuing Suprenza, its first commercial product, and was focusing on the Phase 3 development of Mino-Lok™, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok™ on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee of $30,000 that increases over five years to $90,000, until commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared with the three months ended March 31, 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$—	$—

Operating expenses:
Research and development	3,439,853	859,915
General and administrative	1,212,425	1,383,771
Stock-based compensation expense	214,666	300,030
Total operating expenses	4,866,944	2,543,716
Operating loss	(4,866,944)	(2,543,716)
Gain on extinguishment of liability	450,000	—
Loss on revaluation of derivative warrant liability	—	(179,796)
Interest expense	(4,706)	(19,851)
Net loss	$(4,421,650)	$(2,743,363)

Revenues

We did not generate any revenues for the three months ended March 31, 2018 and 2017.

Research and Development Expenses

For the three months ended March 31, 2018, research and development expenses were $3,439,853 as compared to $859,915 during the three months ended March 31, 2017. The $2,579,938 increase in 2018 was primarily due to the commencement of the Phase 3 trial of Mino-Lok™ during the quarter. Research and development costs for Mino-Lok™ were $3,157,359 for the three months ended March 31, 2018 as compared to $805,642 for the three months ended March 31, 2017. Research and development costs for our Hydro-Lido proposed product were $282,494 for the three months ended March 31, 2018 as compared to $54,273 for the three months ended March 31, 2017. We expect that research and development expenses will increase in 2018 as we continue to focus on our Phase 3 trial for Mino-Lok™ and are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expenses were $1,212,425 as compared to $1,383,771 during the three months ended March 31, 2017. General and administrative expenses were consistent with the prior period resulting in a $171,346 decrease in 2018. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations fees.

Stock-based Compensation Expense

For the three months ended March 31, 2018, stock-based compensation expense was $214,666 as compared to $300,030 for the three months ended March 31, 2017. Stock-based compensation expense includes the expense for options assumed in the March 30, 2016 acquisition of LMB, as well as recent grants to new directors and new employees. Stock-based compensation expense decreased by $85,364 in comparison to the prior period as certain options have been fully expensed.

Other Income (Expense)

During the three months ended March 31, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid.

There was no gain or loss on revaluation of derivative warrant liability for the three months ended March 31, 2018 as there were no warrants classified as derivative warrants during the period. Loss on revaluation of derivative warrant liability for the three months ended March 31, 2017 was $179,796. The fair value of the derivative warrant liability fluctuated with changes in our stock price, volatility, remaining lives of the warrants, and interest rates.

Interest expense for the three months ended March 31, 2018 was $4,706 as recent borrowings from our Chairman were converted to common stock on August 8, 2017. Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $19,851 for the three months ended March 31, 2017.

Net Loss

For the three months ended March 31, 2018, we incurred a net loss of $4,421,650 compared to a net loss for the three months ended March 31, 2017 of $2,743,363. The $1,678,287 increase in the net loss was primarily due to the increase of $2,129,938 in research and development expenses offset by the $171,346 decrease in general and administrative expenses and the $179,796 decrease in the loss on revaluation of derivative warrant liability.

Six months ended March 31, 2018 compared with the six months ended March 31, 2017

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Revenues	$—	$—

Operating expenses:
Research and development	4,046,374	2,271,074
General and administrative	3,558,665	2,515,954
Stock-based compensation expense	504,687	541,544
Total operating expenses	8,109,726	5,328,572
Operating loss	(8,109,726)	(5,328,572)
Gain on extinguishment of liability	450,000	—
Gain on revaluation of derivative warrant liability	—	442,390
Interest expense	(8,090)	(33,079)
Net loss	$(7,667,816)	$(4,919,261)

Revenues

We did not generate any revenues for the six months ended March 31, 2018 and 2017.

Research and Development Expenses

For the six months ended March 31, 2018, research and development expenses were $4,046,374 as compared to $2,271,074 during the six months ended March 31, 2017. The $1,775,300 increase in 2018 was primarily due to the commencement of the Phase 3 trial of Mino-Lok™ during the quarter. Research and development costs for Mino-Lok™ were $3,718,542 for the six months ended March 31, 2018 as compared to $2,149,277 for the six months ended March 31, 2017. Research and development costs for our Hydro-Lido proposed product were $327,832 for the six months ended March 31, 2018 as compared to $121,797 for the six months ended March 31, 2017. We expect that research and development expenses will increase in 2018 as we continue to focus on our Phase 3 trial for Mino-Lok™ and are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the six months ended March 31, 2018, general and administrative expenses were $3,558,665 as compared to $2,515,954 during the six months ended March 31, 2017. The $1,042,711 increase in 2018 was primarily due to increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees. In addition, we incurred $357,400 in settlement costs for the termination of the right of first refusal agreement with the underwriter of our 2017 Public Offering.

Stock-based Compensation Expense

For the six months ended March 31, 2018, stock-based compensation expense was $504,687 as compared to $541,544 for the six months ended March 31, 2017. Stock-based compensation expense includes the expense for options assumed in the March 30, 2016 acquisition of LMB, as well as recent grants to new directors and new employees. Stock-based compensation expense decreased by $36,857 in comparison to the prior period as certain options have been fully expensed.

Other Income (Expense)

During the six months ended March 31, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid.

There was no gain on revaluation of derivative warrant liability for the six months ended March 31, 2018 as there were no warrants classified as derivative warrants during the period. Gain on revaluation of derivative warrant liability for the six months ended March 31, 2017 was $442,390. The fair value of the derivative warrant liability fluctuated with changes in our stock price, volatility, remaining lives of the warrants, and interest rates.

Interest expense for the six months ended March 31, 2018 was $8,090 as recent borrowings from our Chairman were converted to common stock on August 8, 2017. Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $33,079 for the six months ended March 31, 2017.

Net Loss

For the six months ended March 31, 2018, we incurred a net loss of $7,667,816 compared to a net loss for the six months ended March 31, 2017 of $4,919,261. The $2,748,555 increase in the net loss was primarily due to the increase of $1,325,300 in research and development expenses and the $1,042,711 increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $7,667,816 for the six months ended March 31, 2018. At March 31, 2018, Citius had an accumulated deficit of $35,389,016. Citius’ net cash used in operations during the six months ended March 31, 2018 was $6,567,490.

Our independent registered public accountants report on our September 30, 2017 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern and that the consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

As of March 31, 2018, Citius had working capital of $2,510,790. Our limited working capital was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities, including our recent registered direct/private placement offerings in December 2017 and March 2018. At March 31, 2018, Citius had cash and cash equivalents of $5,007,865 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the six months ended March 31, 2018, the Company received net proceeds of $8,371,247 from the issuance of equity and the exercise of warrants (as further discussed below). Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On December 19, 2017, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089 and, in a simultaneous private placement, issued the investors 640,180 immediately exercisable five and a half year warrants at $4.63 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $420,566 and issued the placement agent 89,625 immediately exercisable five year warrants at $5.8656 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $20,000 in other expenses. Net proceeds from the offering were $5,482,523.

On March 29, 2018, the Company closed a registered direct offering with an institutional and an accredited investor for the sale of 669,504 shares of common stock at $2.985 per share for gross proceeds of $1,998,469. Simultaneously, in a private placement, the Company issued the investors 669,504 immediately exercisable five and a half year warrants at $2.86 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $139,893 and issued the placement agent 46,866 immediately exercisable five year warrants at $3.73125 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $10,000 in other expenses. Net proceeds from the offering were $1,763,576.

During the six months ended March 31, 2018, an aggregate of 272,767 of the 2017 Public Offering Warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

We expect that we will have sufficient funds to continue our operations for the next six months from March 31, 2018. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

Our Chief Executive Officer (who is our Principal Executive Officer) and Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;
2)	the financial reporting function is carried out by consultants; and
3)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2018, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this Quarterly Report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 13, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 11, 2018	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)

