Form 10-Q
period 2018-06-30
Citius Pharmaceuticals, Inc.
filed 2018-08-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, there were 16,198,791 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2018

i

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

•	our ability to raise funds for general corporate purposes and operations, including our clinical trials;
•	the success of our clinical trials;
•	the commercial feasibility and success of our technology;
•	our ability to recruit qualified management and technical personnel;
•	our ability to obtain and maintain required regulatory approvals for our products; and
•	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K and elsewhere in this report.

The foregoing list does not contain all of the risks and uncertainties. Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws; we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,761,805	$3,204,108
Prepaid expenses	73,128	220,246
Total Current Assets	2,834,933	3,424,354

Property and Equipment, Net of Accumulated Depreciation of $8,930 and $7,412	1,718	3,236

Other Assets:
Deposits	2,167	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	20,988,963

Total Assets	$23,825,614	$24,416,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$912,337	$602,431
Accrued expenses	115,340	560,918
Accrued compensation	935,751	1,063,000
Accrued interest – related parties	54,006	42,209
Notes payable – related parties	172,970	172,970
Due to related party	—	27,637
Total Current Liabilities	2,190,404	2,469,165

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 10,677,222 and 8,345,844 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	10,677	8,346
Additional paid-in capital	59,035,443	49,660,242
Accumulated deficit	(37,410,910)	(27,721,200)
Total Stockholders’ Equity	21,635,210	21,947,388

Total Liabilities and Stockholders’ Equity	$23,825,614	$24,416,553

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	778,856	190,648	4,825,230	2,461,722
General and administrative	1,114,740	1,797,749	4,673,405	4,313,703
Stock-based compensation – general and administrative	124,398	266,812	629,085	808,356
Total Operating Expenses	2,017,994	2,255,209	10,127,720	7,583,781

Operating Loss	(2,017,994)	(2,255,209)	(10,127,720)	(7,583,781)

Other Income (Expense)
Gain on extinguishment of liability	—	—	450,000	—
Gain (loss) on revaluation of derivative warrant liability	—	(133,512)	—	308,878
Interest expense	(3,900)	(33,700)	(11,990)	(66,779)
Total Other Income (Expense), Net	(3,900)	(167,212)	438,010	242,099

Loss before Income Taxes	(2,021,894)	(2,422,421)	(9,689,710)	(7,341,682)
Income tax benefit	—	—	—	—

Net Loss	$(2,021,894)	$(2,422,421)	$(9,689,710)	$(7,341,682)

Net Loss Per Share - Basic and Diluted	$(0.19)	$(0.48)	$(0.99)	$(1.47)

Weighted Average Common Shares Outstanding
Basic and diluted	10,677,222	5,047,593	9,759,242	4,981,653

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2018

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, October 1, 2017	$—	8,345,844	$8,346	$49,660,242	$(27,721,200)	$21,947,388
Issuance of common stock in registered direct offering, net of costs of $760,459	—	1,949,864	1,949	7,244,150	—	7,246,099
Issuance of common stock upon exercise of warrants	—	289,314	290	1,124,858	—	1,125,148
Issuance of common stock for services and release agreement	—	92,200	92	377,108	—	377,200
Stock-based compensation expense	—	—	—	629,085	—	629,085
Net loss	—	—	—	—	(9,689,710)	(9,689,710)

Balance, June 30, 2018	$—	10,677,222	$10,677	$59,035,443	$(37,410,910)	$21,635,210

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(9,689,710)	$(7,341,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on revaluation of derivative warrant liability	—	(308,878)
Gain on extinguishment of liability	(450,000)	—
Stock-based compensation expense	629,085	808,356
Issuance of common stock for services and release agreements	377,200	421,998
Issuance of options to purchase units of common stock	—	104,138
Warrants issued and repriced in settlement agreements	—	190,890
Depreciation	1,518	2,015
Changes in operating assets and liabilities:
Prepaid expenses	147,118	434,537
Accounts payable	309,906	1,068,366
Accrued expenses	4,422	(303,149)
Accrued compensation	(127,249)	315,115
Accrued interest - related parties	11,797	66,479
Due to related party	(27,637)	—
Net Cash Used In Operating Activities	(8,813,550)	(4,541,815)

Cash Flows From Financing Activities:
Deferred offering costs		(20,000)
Proceeds from notes payable - related parties	—	3,910,000
Proceeds from common stock warrant exercises	1,125,148	—
Net proceeds from registered direct offering	7,246,099	—
Proceeds from stock option exercise	—	40
Net proceeds from private placements	—	556,152
Net Cash Provided By Financing Activities	8,371,247	4,446,192

Net Change in Cash and Cash Equivalents	(442,303)	(95,623)
Cash and Cash Equivalents - Beginning of Period	3,204,108	294,351

Cash and Cash Equivalents - End of Period	$2,761,805	$198,728

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$193	$300
Premium on convertible promissory notes – related party	—	833,333
Fair value of unit purchase option issued for future services	—	193,860
Fair value of warrants recorded as derivative warrant liability	—	641,385
Reclassification of derivative warrant liability to additional paid-in capital	$—	$1,433,316
Par value of common stock issued upon cashless exercise of warrants	$17	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius.

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

In-process research and development represents the value of LMB’s leading drug candidate which is an antibiotic solution used to treat catheter-related bloodstream infections (Mino-Lok®) and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $8,813,550 for the nine months ended June 30, 2018. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At June 30, 2018, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors and continued borrowings under related party debt agreements. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available in amounts sufficient for and on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty. Subsequent to quarter-end, on August 13, 2018, the Company completed a $10.0 million underwritten at-the-marker offering, as described in Note 9 to these interim financial statements. As a result, the Company believes that its cash and cash equivalents currently on hand are sufficient to fund its anticipated operating and capital requirements into the second half of 2019.

3.	PATENT AND TECHNOLOGY LICENSE AGREEMENT

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee in June until commercial sales of a product subject to the license commence. The annual fee paid in 2017 was $50,000 and the annual fee paid in 2018 was $75,000.

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

The aggregate principal balance as of June 30, 2018 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,900 and $33,700, respectively, for the three months ended June 30, 2018 and 2017. Interest expense on notes payable – related parties was $11,797 and $66,779, respectively, for the nine months ended June 30, 2018 and 2017.

5.	DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value. At June 30, 2018 and September 30, 2017, the Company had no outstanding warrants that were considered to be derivative instruments although the Company did have such warrants outstanding during the nine months ended June 30, 2017.

The Company performed valuations of these warrants using the Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. The Black-Scholes option pricing model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividends. Selection of these inputs involves management’s judgment and may impact net loss. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility calculated at June 30, 2017 was 95%. We used a risk-free interest rate of 1.85%, an estimated life of 4.52 years, which were the remaining contractual life of the warrants subject to “down round” provisions, and no dividends to our common stock.

During the nine months ended June 30, 2017, anti-dilution rights related to warrants to purchase 307,778 shares of common stock expired which resulted in a reclassification from derivative warrant liability to additional paid-in capital of $1,433,316.

On June 8, 2017, the Company granted anti-dilution rights to the investors and placement agent for the 2016 Offering (see Note 6) in connection with a release agreement. The investors and placement agent held 140,819 warrants to purchase common stock at $8.25 per share as of June 30, 2017. The exercise price of the warrants was subject to adjustment if the purchase price per share in the 2017 Public Offering (see Note 6) was lower than the $8.25 exercise price of the warrants. If the purchase price was less than $8.25 per share, the warrant exercise price would be reduced to the lower price. On June 8, 2017, the Company reclassified the $641,385 fair value of the warrants to derivative warrant liability. The per share purchase price in the 2017 Public Offering was $4.125 and, consequently, the exercise price of these warrants was decreased to $4.125 (see Note 6).

The table below presents the changes in the derivative warrant liability, which is measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy:

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Derivative warrant liability, beginning of period	$—	$1,681,973
Fair value of warrants issued	—	641,385
Total realized/unrealized gains included in net loss	—	(308,878)
Reclassification of liability to additional paid-in capital	—	(1,433,316)
Derivative warrant liability, end of period	$—	$581,164

6.	COMMON STOCK, STOCK OPTIONS AND WARRANTS

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

2016 Private Offering

In October 2016, the Company commenced an offering (the “2016 Offering”) of units at a price of $6.00 per unit (the “2016 Offering Units”). Each 2016 Offering Unit consists of (i) one share of common stock and (ii) a warrant to purchase one share of common stock (the “2016 Offering Warrants”) at an exercise price of $8.25 exercisable for five years from the date of issuance.  The placement agent for the 2016 Offering received a 10% cash commission on the gross proceeds from the sale of the 2016 Offering Units.  In addition, on each closing the placement agent received (i) an expense allowance equal to 3% of the proceeds of the sale, and (ii) warrants to purchase a number of shares of common stock equal to 10% of the 2016 Offering Units sold at an exercise price of $8.25 per share.

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

Common Stock Issued for Services

On February 7, 2018, the Company issued 22,200 shares of common stock for services provided by two consultants and expensed the $88,800 fair value of the common stock issued. On April 1, 2018, the Company issued 10,000 shares of common stock for services provided by a consultant and expensed the $31,000 fair value of the common stock issued.

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

Stock Option Plans

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 866,667 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, our stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2018, there were options to purchase an aggregate of 861,039 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 799 shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2018, there were no grants under the 2018 Plan.

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

A summary of option activity under the 2014 Plan as of June 30, 2018 and the changes during the nine months then ended is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2017	861,039	$6.69	8.37 years	$208,151
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2018	861,039	$6.69	7.62 years	$151,715
Exercisable at June 30, 2018	568,431	$8.14	6.84 years	$151,715

Stock-based compensation expense for the nine months ended June 30, 2018 and 2017 was $629,085 and $808,356, respectively.

At June 30, 2018, unrecognized total compensation cost related to unvested awards of $508,159 is expected to be recognized over a weighted average period of 1.77 years.

Warrants

As of June 30, 2018, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor and Placement Agent Warrants	$9.00	384,006	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	90,151	June 12, 2019 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.125	140,819	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.125	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.5375	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.8656	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73125	46,866	March 28, 2023
		4,479,465

During the nine months ended June 30, 2018, 40,834 of the Financial Advisor Warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock and 272,767 of the 2017 Public Offering Warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

See Note 6 (Registered Direct/Private Placement Offerings) for a description of the registered direct/private placement offering warrants and the registered direct/private placement offering placement agent warrants.

At June 30, 2018, the weighted average remaining life of all of the outstanding warrants is 3.85 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $0.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2018 and September 30, 2017 is as follows:

	June 30, 2018	September 30, 2017
2014 Stock Incentive Plan options outstanding	861,039	861,039
2014 Stock Incentive Plan available for future grants	799	799
2018 Omnibus Stock Incentive Plan	2,000,000	—
Warrants outstanding	4,479,465	3,346,891
Unit purchase options outstanding	201,334	201,334
Total	7,542,637	4,410,063

7.	RELATED PARTY TRANSACTIONS

As of June 30, 2018 and September 30, 2017, the Company owed $0 and $27,637, respectively, to a company affiliated through common ownership for services performed by the related party.

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

General and administrative expense for the nine months ended June 30, 2018 and 2017 includes $36,000 for both periods paid to a financial consultant who is a stockholder of the Company.

8.	OPERATING LEASE

LMB leases office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on October 31, 2018. Rent expense for the nine months ended June 30, 2018 and 2017 was $19,500 for both periods.

9.	SUBSEQUENT EVENTS

On August 13, 2018, Citius closed an underwritten at-the-market offering (the “2018 Offering”) of (i) 5,521,569 units (“Units”), each Unit consists of (i) one share of the Company’s common stock and (ii) one warrant (the “Warrants”) to purchase one share and (ii) 2,321,569 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consists of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share and (ii) one Warrant. The Warrants included in the Units and the Pre-Funded Units are immediately exercisable at a price of $1.15 per share and expire five years from the date of issuance. The Pre-Funded Warrants included in the Pre-Funded Units are immediately exercisable at a price of $0.01 per share and do not expire. The offering price was $1.275 per Unit and $1.265 per Pre-Funded Unit. The net proceeds of the 2018 Offering were approximately $8.8 million. Pursuant to the Underwriting Agreement, Citius issued to the underwriter warrants to purchase up to 549,020 shares and the underwriter warrants are exercisable following February 8, 2019 and ending five years from effective date of the registration statement relating to the 2018 Offering, at a price per share equal to $1.59375.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the nine months ended June 30, 2018 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2017. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Through June 30, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proprietary products: Phase 3 development of Mino-Lok®, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increases over five years to $90,000, where it is to remain until commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared with the three months ended June 30, 2017

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Revenues	$—	$—

Operating expenses:
Research and development	778,856	190,648
General and administrative	1,114,740	1,797,749
Stock-based compensation expense	124,398	266,812
Total operating expenses	2,017,994	2,255,209
Operating loss	(2,017,994)	(2,255,209)
Loss on revaluation of derivative warrant liability	—	(133,512)
Interest expense	(3,900)	(33,700)
Net loss	$(2,021,894)	$(2,422,421)

Revenues

We did not generate any revenues for the three months ended June 30, 2018 and 2017.

Research and Development Expenses

For the three months ended June 30, 2018, research and development expenses were $778,856 as compared to $190,648 during the three months ended June 30, 2017. The $588,208 increase in 2018 was primarily due to the ongoing Phase 3 trial of Mino-Lok® which commenced during the quarter ended March 31, 2018. Research and development costs for Mino-Lok® were $722,762 for the three months ended June 30, 2018 as compared to $136,218 for the three months ended June 30, 2017. Research and development costs for our Hydro-Lido product candidate were $56,094 for the three months ended June 30, 2018 as compared to $54,430 for the three months ended June 30, 2017. We expect that research and development expenses will increase in 2018 as we continue to focus on our Phase 3 trial for Mino-Lok® and are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses were $1,114,740 as compared to $1,797,749 during the three months ended June 30, 2017. General and administrative expenses decreased by $683,009 in comparison with the prior period. The decrease was primarily due to certain prior period costs incurred during the three months ended June 30, 2017 that were not incurred in the current quarter, including $314,114 in settlement costs and $104,138 in financial consulting expenses related to the issuance of a unit purchase option. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations fees.

Stock-based Compensation Expense

For the three months ended June 30, 2018, stock-based compensation expense was $124,398 as compared to $266,812 for the three months ended June 30, 2017. Stock-based compensation expense includes the expense for options assumed in the March 30, 2016 acquisition of LMB, as well as recent grants to directors and employees. Stock-based compensation expense for the current quarter decreased by $142,414 as certain options have been fully expensed.

Other Income (Expense)

There was no gain or loss on revaluation of derivative warrant liability for the three months ended June 30, 2018 as there were no warrants classified as derivative warrants during the period. Loss on revaluation of derivative warrant liability for the three months ended June 30, 2017 was $133,512. The fair value of the derivative warrant liability fluctuated with changes in our stock price, volatility, remaining lives of the warrants, and interest rates.

Interest expense for the three months ended June 30, 2018 was $3,900 as borrowings from our Chairman were converted to common stock on August 8, 2017. Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $33,700 for the three months ended June 30, 2017.

Net Loss

For the three months ended June 30, 2018, we incurred a net loss of $2,021,894 compared to a net loss for the three months ended June 30, 2017 of $2,422,421. The $400,527 decrease in the net loss was primarily due to the increase of $588,208 in research and development expenses being offset by the $683,009 decrease in general and administrative expenses, the $142,414 decrease in stock-based compensation expense and the $133,512 decrease in the loss on revaluation of derivative warrant liability.

Nine months ended June 30, 2018 compared with the nine months ended June 30, 2017

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Revenues	$—	$—

Operating expenses:
Research and development	4,825,230	2,461,722
General and administrative	4,673,405	4,313,703
Stock-based compensation expense	629,085	808,356
Total operating expenses	10,127,720	7,583,781
Operating loss	(10,127,720)	(7,583,781)
Gain on extinguishment of liability	450,000	—
Gain on revaluation of derivative warrant liability	—	308,878
Interest expense	(11,990)	(66,779)
Net loss	$(9,689,710)	$(7,341,682)

Revenues

We did not generate any revenues for the nine months ended June 30, 2018 and 2017.

Research and Development Expenses

For the nine months ended June 30, 2018, research and development expenses were $4,825,230 as compared to $2,461,722 during the nine months ended June 30, 2017. The $2,363,508 increase in 2018 was primarily due to the commencement of the Phase 3 trial of Mino-Lok® during the quarter ended March 31, 2018. Research and development costs for Mino-Lok® were $4,441,304 for the nine months ended June 30, 2018 as compared to $2,285,495 for the nine months ended June 30, 2017. Research and development costs for our Hydro-Lido product candidate were $383,926 for the nine months ended June 30, 2018 as compared to $176,227 for the nine months ended June 30, 2017. We expect that research and development expenses will increase in 2018 as we continue to focus on our Phase 3 trial for Mino-Lok® and are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the nine months ended June 30, 2018, general and administrative expenses were $4,673,405 as compared to $4,313,703 during the nine months ended June 30, 2017. The $359,702 increase in 2018 was primarily due to increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees. In addition, we incurred $357,400 in settlement costs for the termination of the right of first refusal agreement with the underwriter of our 2017 Public Offering in the nine months ended June 30, 2018 compared to $314,114 in settlement costs and $104,138 in financial consulting expenses incurred related to the issuance of a unit purchase option in the nine months ended June 30, 2017.

Stock-based Compensation Expense

For the nine months ended June 30, 2018, stock-based compensation expense was $629,085 as compared to $808,356 for the nine months ended June 30, 2017. Stock-based compensation expense includes the expense for options assumed in the March 30, 2016 acquisition of LMB, as well as recent grants to directors and employees. Stock-based compensation expense decreased by $179,271 in comparison to the prior period as certain options have been fully expensed.

Other Income (Expense)

During the nine months ended June 30, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid.

There was no gain on revaluation of derivative warrant liability for the nine months ended June 30, 2018 as there were no warrants classified as derivative warrants during the period. Gain on revaluation of derivative warrant liability for the nine months ended June 30, 2017 was $308,878. The fair value of the derivative warrant liability fluctuated with changes in our stock price, volatility, remaining lives of the warrants, and interest rates.

Interest expense for the nine months ended June 30, 2018 was $11,990 as borrowings from our Chairman were converted to common stock on August 8, 2017. Interest expense on the notes payables acquired in the acquisition of LMB and recent borrowings from our Chairman was $66,779 for the nine months ended June 30, 2017.

Net Loss

For the nine months ended June 30, 2018, we incurred a net loss of $9,689,710 compared to a net loss for the nine months ended June 30, 2017 of $7,341,682. The $2,348,028 increase in the net loss was primarily due to the increase of $2,363,508 in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $9,689,710 for the nine months ended June 30, 2018. At June 30, 2018, Citius had an accumulated deficit of $37,410,910. Citius’ net cash used in operations during the nine months ended June 30, 2018 was $8,813,550.

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

As of June 30, 2018, Citius had working capital of $644,529. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities, including our recent registered direct/private placement offerings in December 2017 and March 2018. At June 30, 2018, Citius had cash and cash equivalents of $2,761,805 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the nine months ended June 30, 2018, the Company received net proceeds of $8,371,247 from the issuance of equity and the exercise of warrants (as further discussed below). Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

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

On March 29, 2018, the Company closed a registered direct offering with an institutional and an accredited investor for the sale of 669,504 shares of common stock at $2.985 per share for gross proceeds of $1,998,469. Simultaneously, in a private placement, the Company issued the investors 669,504 immediately exercisable five and a half year warrants at $2.86 per share. Net proceeds from the offering were $1,763,576.

During the nine months ended June 30, 2018, an aggregate of 272,767 of the 2017 Public Offering Warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

We expect that we will have sufficient funds to continue our operations through the second half of 2019. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;
2)	the financial reporting function is carried out by consultants; and
3)	ineffective separation of duties due to limited staff.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2018, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this Quarterly Report on Form 10-Q. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CITIUS PHARMACEUTICALS, INC.

Date: August 14, 2018	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)

