Form 10-K
period 2018-09-30
Citius Pharmaceuticals, Inc.
filed 2018-12-11
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2018) was $19.7 million.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date:

17,798,791 shares as of December 1, 2018, all of one class of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on February 13, 2019 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2018

i

NOTES

In this annual report on Form 10-K, and unless the context otherwise requires the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., taken as a whole.

Mino-Lok® is our registered trademark. All other trade names, trademarks and service marks appearing in this prospectus are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this prospectus, appear with the trade name, trademark or service mark notice and then throughout the remainder of this prospectus without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to raise funds for general corporate purposes and operations, including our clinical trials;

●	the cost, timing and results of our clinical trials;

●	our ability to obtain and maintain required regulatory approvals for our product candidates;

●	the commercial feasibility and success of our technology;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and, except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We are developing two proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter, and a hydrocortisone-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to individuals suffering from hemorrhoids. We believe the markets for our products are large, growing, and underserved by the current prescription products or procedures.

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

Mino-Lok®

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

Parameter	Mino-Lok® Arm		Control Arm
	N	(%)	N		(%)
Patients	30	(100%)	60		(100%)
Cancer type
- Hematologic	20	(67)	48		(80)
- Solid tumor	10	(33)	12		(20)
ICU Admission	4	(13)	4		(7)
Mech.Ventilator	3	(10)	0		(0)
Bacteremia
- Gram+	17	(57)*	32		(53)
- Gram-	14	(47)*	28		(47)
Neutropenia (<500)	19	(63)	36		(60)
Microbiologic Eradication	30	(100)	60		(100)
- Relapse	0	(0)	3		(5)
Complications	0	(0)	8		(13)
SAEs related R&R	0	(0)	6		(10)
Overall Complication Rate	0	(0%)	11	**	(18%)

* 1 Polymicrobial patient had a Gram+ and a Gram- organism cultured

** 6 Patients had > 1 complication

Source: Dr. Issam Raad, Antimicrobial Agents and Chemotherapy, June 2016, Vol. 60 No. 6, Page 3429

Phase 3 Initiation

In November 2016, the Company initiated site recruitment for Phase 3 clinical trials. From initiation through first quarter 2017, the Company received input from several sites related to the control arm as being less than standard of care for some of the respective institutions. The Company worked closely with the U.S. Food and Drug Administration (“FDA”) with respect to the design of the phase 3 trial, and received feedback on August 17, 2017. The FDA stated that they recognized that there is an unmet medical need in salvaging infected catheters and agreed that an open label, superiority design would address the Company’s concerns and would be acceptable to meet the requirements of a new drug application. The Company amended the phase 3 study design to remove the saline and heparin placebo control arm and to use an active control arm that conforms with today’s current standard of care. Patient enrollment commenced in February 2018.

The Mino-Lok Phase 3 Trial is planned to enroll 700 patients in 50 participating institutions, all located in the U.S. There will be interim analyses at both the 50% and 75% points of the trial as measured by the number of patients treated. As of December 2018, there are 20 active sites currently enrolling patients including such academic centers as MD Anderson Cancer Center, Henry Ford Health Center, Georgetown University Medical Center, University of Chicago, and others. There are 15 additional well renowned medical centers in startup mode. When these study centers are activated, site recruitment will have reached 75% of the target institutions planned; and there are another 30 centers in feasibility stage as of December 1, 2018.

Fast Track Designation

In October 2017, the Company received official notice from FDA that the investigational program for Mino-Lok was granted “Fast Track” status. Fast Track is a designation that expedites FDA review to facilitate development of drugs which treat a serious or life-threatening condition and fill an unmet medical need. A drug that receives Fast Track designation is eligible for the following:

●	More frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

●	More frequent written correspondence from FDA about the design of the clinical trials;

●	Priority review to shorten the FDA review process for a new drug from ten months to six months; and,

●	Rolling review, which means Citius can submit completed sections of its New Drug Application (“NDA”) for review by FDA, rather than waiting until every section of the application is completed before the entire application can be reviewed.

Mino-Lok International Study

In October 2017, data from an international study on Mino-Lok was presented at the Infectious Disease Conference, (“ID Week”), in San Diego, California. The 44 patient study was conducted in Brazil, Lebanon, and Japan and showed Mino-Lok therapy was an effective intervention to salvage long term, infected central venous catheters (CVCs) in catheter related bloodstream infections in patients who had cancer with limited vascular access. This study showed 95% effectiveness for Mino-Lok therapy in achieving microbiological eradication of the CVCs as compared to 83% for the control.

Stability Patent Application for Mino-Lok

In July 2018, the Company received notice from the MD Anderson Cancer Center that the U.S. Patent and Trademark Office has reviewed and examined the patent application US 2017/051373 A1 and that it is allowed for issuance as a patent. The new invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions.

Citius holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

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

In January of 2017, the Company commissioned a primary market research study with MEDACore, a subsidiary of Leerink, a healthcare focused network with more than 35,000 healthcare professionals, including key opinion leaders, experienced practitioners and other healthcare professionals throughout North America, Europe, Asia and other locations around the world. This network includes approximately 55 clinical specialties, 21 basic sciences and 20 business specialties. As part of this market research project, the Company commissioned a third party survey of 31 physicians to qualify the need for catheter salvage in patients with infected, indwelling central venous lines, especially when the catheter is a tunneled or an implanted port. There were 19 infectious disease experts and 12 intensivists surveyed who all agreed that salvage would be preferable to catheter exchange to avoid catheter misplacements, blood clots, or vessel punctures that can potentially occur during reinsertion. Most were also concerned that viable venous access may not be available in patients who were vitally dependent on a central line.

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

Development Activities to Date

In the fall of 2015, we completed dosing patients in a double-blind dose ranging placebo controlled Phase 2a study where six different formulations containing hydrocortisone and lidocaine in various strengths (“CITI-001”) were tested against the vehicle control. The objectives of this study were to: 1) demonstrate the safety and efficacy of the formulations when applied twice daily for two weeks in subjects with Grade I or II hemorrhoids and 2) assess the potential contribution of lidocaine hydrochloride and hydrocortisone acetate, alone or in combination for the treatment of symptoms of Goligher’s Classification Grade I or II hemorrhoids.

Symptom improvement was observed based on a global score of disease severity (“GSDS”), and based on some of the individual signs and symptoms of hemorrhoids, specifically itching and overall pain and discomfort. Within the first few days of treatment, the combination products (containing both hydrocortisone and lidocaine) were directionally favorable versus the placebo and their respective individual active treatment groups (e.g., hydrocortisone or lidocaine alone) in achieving ‘almost symptom free’ or ’symptom free’ status according to the GSDS scale. These differences suggest the possibility of a benefit for the combination product formulation.

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

In March 2018, we announced that we are selecting a higher potency corticosteroid in our steroid/anesthetic topical formulation program for the treatment of hemorrhoids. The original topical preparation, CITI-001, which was used in the Phase 2a study, was a combination of hydrocortisone acetate and lidocaine hydrochloride. The new formulation, CITI-002, which we refer to as Halo-Lido, will combine lidocaine with the higher potency corticosteroid for symptomatic relief of the pain and discomfort of hemorrhoids.

We held a Type C meeting with the FDA in December 2017 to discuss the results of the Phase 2a study and to obtain the FDA’s view on development plans to support the potential formulation change for the planned Phase 2b study. We also requested the FDA’s feedback on our Phase 2b study design, including target patient population, inclusion/exclusion criteria, and efficacy endpoints. The pre-clinical and clinical development programs for CITI-002 are planned to be similar to those conducted for the development of CITI-001 to support the design for a planned Phase 3 clinical trial.

Market Opportunity

The current market for OTC and topical prescription (“Rx”) products for the symptomatic treatment of hemorrhoids is highly fragmented, and includes approximately 20 million units of OTC and over 4 million prescriptions. None of the Rx products have received FDA approval and are only available due to the Drug Efficacy Study Implementation (“DESI”) program, which started decades ago after enactment of the 1962 Kefauver-Harris Drug Amendments. These DESI products have no FDA reviewed evidence of efficacy or safety, and may be subject to withdrawal if an approved product were to be introduced. Several topical combination prescription products for the treatment of hemorrhoids are available containing hydrocortisone in strengths ranging from 0.5% to 3.0%, combined with lidocaine in strengths ranging from 1.0% to 3.0%. The various topical formulations include creams, ointments, gels, lotions, enemas, pads, and suppositories. The most commonly prescribed topical combination gel is sold as a branded generic product and contains 2.5% hydrocortisone and 3.0% lidocaine.

We believe there are currently no FDA-approved prescription drug products for the treatment of hemorrhoids. Although there are numerous Rx and OTC products commonly used to treat hemorrhoids, none possess proven safety and efficacy data generated from rigorously conducted clinical trials. We believe that a novel topical formulation of hydrocortisone and lidocaine designed to provide anti-inflammatory and anesthetic relief and which has an FDA-approved label specifically claiming the treatment of hemorrhoids will become an important treatment option for physicians who want to provide their patients with a therapy that has demonstrated safety and efficacy in treating this uncomfortable and often recurring disease. We believe that our CITI-002 product represents an attractive, low-risk product opportunity with meaningful upside potential.

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

We believe that should our product receive an FDA approval and demonstrate, proven safety and efficacy data, and if our products obtain 3 years of market exclusivity based on our dosage strength and formulation, we are likely to have a meaningful advantage in our pursuit of achieving a significant position in the market for topical combination prescription products for the treatment of hemorrhoids.

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

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, as well as confidentiality, licensing and other agreements, to establish and protect our proprietary rights. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates both in the U.S. and abroad. However, patent protection may not provide us with complete protection against competitors who seek to circumvent our patents. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests.

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

In July 2018, the Company received notice from the MD Anderson Cancer Center that the U.S. Patent and Trademark Office has reviewed and examined the patent application US 2017/051373 A1 and that it is allowed for issuance as a patent. The new invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions.

On May 14, 2014, LMB entered into a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide (except for South America), sub licensable basis. LMB incurred a one-time license fee in May 2014. On March 20, 2017, LMB entered into an amendment to the license agreement that expanded the licensed territory to include South America, providing LMB with worldwide rights. Under the license agreement, the Company will pay (i) an annual maintenance fee until commercial sales of a product subject to the license, (ii) upon commercialization, we will pay annual royalties on net sales of licensed products, and (iii) certain regulatory and milestone payments. Unless earlier terminated by NAT based on the failure to achieve certain development or commercial milestones, the license agreement remains in effect until the date that all patents licensed under the agreement have expired and all patent applications within the licensed patent rights have been cancelled, withdrawn or expressly abandoned.

Mino-Lok has received a Qualified Infectious Disease Product (“QIDP”) designation. The QIDP designation provides New Drug Applications an additional five years of market exclusivity, which together with the potential three years of exclusivity for the new strength and formulation of Mino-Lok, would result in a combined total of eight years of market exclusivity regardless of patent protection

Hydro-Lido Intellectual Property

We are developing a new formulation of Hydro-Lido, CITI-002, which will have a unique combination of excipients as well as unique concentrations of the active ingredients. The goal is to have a product that is optimized for stability and activity. Once the formulation development is completed and data is obtained, we intend to apply for a patent on this new topical formulation.

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

On June 20, 2018, CorMedix announced that it had completed its review and source-verification of the data required for the interim analysis of the Phase 3 LOCK-IT-100 study for Neutrolin®. The data was then locked and transferred to the independent biostatistician for un-blinding and analysis, who then provided the results to the independent Data Safety Monitoring Board (DSMB) for its review.

On July 25, 2018 CorMedix announced that the independent Data Safety Monitoring Board (DSMB) had completed its review of the interim analysis of the data from the currently ongoing Phase 3 LOCK-IT-100 study for Neutrolin®. Because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB based on the interim analysis. The company will submit the results of the interim analysis to the U.S. Food and Drug Administration for its review.

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

There has been no further public information available on GLP. GLP’s web site and phone number are no longer active and the Company believes that they have ceased operations.

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

Regulatory Strategy

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. Our products may be classified by the FDA as a drug or a medical device depending upon the indications for use or claims. Because certain of our product candidates are considered as medical devices and others are considered as drugs for regulatory purposes, we intend to submit applications to regulatory agencies for approval or clearance of both medical device and pharmaceutical product candidates.

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on our company.

Foreign Regulatory Requirements

We and any collaborative partners may be subject to widely varying foreign regulations, which may be different from those of the FDA, governing clinical trials, manufacture, product registration and approval and pharmaceutical sales. Whether or not FDA approval has been obtained, we or our collaboration partners must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in such countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current United States law, there are restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country.

International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every 5 years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

In the European Union, in order for a product to be marketed and sold, it is required to comply with the Medical Devices Directive and obtain CE Mark certification. The CE Mark certification encompasses an extensive review of the applicant’s quality management system which is inspected by a notified body’s auditor as part of a stage 1 and 2 International Organization for Standardization (“ISO”) 13485:2016 audit, in accordance with worldwide recognized ISO standards and applicable European Medical Devices Directives for quality management systems for medical device manufacturers. Once the quality management system and design dossier has been successfully audited by a notified body and reviewed and approved by a competent authority, a CE certificate for the medical device will be issued. Applicants are also required to comply with other foreign regulations such as the requirement to obtain Ministry of Health, Labor and Welfare approval before a new product can be launched in Japan. The time required to obtain these foreign approvals to market our products may vary from U.S. approvals, and requirements for these approvals may differ from those required by the FDA.

Medical device laws and regulations are in effect in many of the countries in which we may do business outside the United States. These laws and regulations range from comprehensive device approval requirements for our medical device product to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries and may be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Any failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a serious adverse effect on our business, financial condition or results of operations.

Employees

As of September 30, 2018, we had seven employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius

Myron Holubiak, President, Chief Executive Officer and Director – Mr. Holubiak, 71, was appointed President, Chief Executive Officer and Director in March 2016. He previously served as a Director of Citius since October 2015 and was the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius, from March 2013 until March 2016.

Leonard Mazur, Executive Chairman and Secretary – Mr. Mazur, 73, has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Jaime Bartushak, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 51, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius,

Other Information

We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains these reports at www.sec.gov.

Our website address is http://www.citiuspharma.com. The information contained in, or that can be accessed through, our website is not part of this report.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks related to our Business and our Industry

We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We were formed as a limited liability company in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development and have not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets and shareholders’ equity (deficit). The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We incurred net losses of $12,536,638, $10,384,953, and $8,295,698 for the years ended September 30, 2018, 2017 and 2016, respectively. At September 30, 2018, we had stockholders’ equity of $27,865,684 and an accumulated deficit of $40,257,838. Our net cash used for operating activities was $11,318,138, $7,971,205, and $5,900,421 for the years ended September 30, 2018, 2017 and 2016, respectively.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

●	developing and testing product candidates;

●	receiving regulatory approvals for our product candidates;

●	commercializing our product candidates;

●	manufacturing commercial quantities of our product candidates at acceptable cost levels; and

●	establishing a favorable competitive position for our product candidates.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that any of our products will be approved by the FDA, that we will successfully bring any product to market or, if so, that we will ever become profitable.

There is substantial doubt about our ability to continue as a going concern.

Currently, we do not have sufficient capital to continue our operations after the first nine months of fiscal 2019. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our audited consolidated financial statements included within have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. We have concluded that substantial doubt about our ability to continue as a going concern exists and our auditors have made reference to this in their audit report on our audited consolidated financial statements for the year ended September 30, 2018.

We need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. We have received gross proceeds of approximately $35.6 million from our public and private placement offerings through September 30, 2018. Additionally, in connection with the acquisition of LMB our Executive Chairman, Leonard Mazur, made an equity investment of $3.0 million in March 2016. Mr. Mazur has also loaned us $4,710,000 pursuant to convertible promissory notes. On August 8, 2017, these notes and accrued interest of $76,240 were converted into 1,547,067 shares of common stock at a price of $3.09 per share as part of an underwritten public offering which closed on the same date.

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

Our strategy of using collaborative partners to assist us in the development of our therapeutic products is unproven. Our success will depend upon our ability to enter into additional collaboration agreements on favorable terms and to select an appropriate commercialization strategy for each product candidate that we and our collaborators choose to pursue. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain or increase profitability. Our ability to successfully commercialize any of our products or product candidates will depend, among other things, on our ability to:

●	successfully complete clinical trials for our product candidates;

●	produce, through a validated process, sufficiently large quantities of our drug compound(s) to permit successful commercialization of our product candidates;

●	receive marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

●	establish commercial manufacturing arrangements with third-party manufacturers for our product candidates;

●	build and maintain strong sales, distribution and marketing capabilities sufficient to launch commercial sales of any approved products or establish collaborations with third parties for such commercialization;

●	secure acceptance of any approved products from physicians, health care payers, patients and the medical community; and

●	manage our spending as costs and expenses increase due to clinical trials, regulatory applications and development and commercialization activities.

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

We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates that are under development and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●	could determine that we cannot rely on Section 505(b)(2) for Mino-Lok or Hydro-Lido or any future product candidates;

●	could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of any of our product candidates for any indication;

●	may not find the data from clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the United States, including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

●	may disagree with our trial design or our interpretation of data from preclinical studies or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may determine that we have identified the wrong reference listed drug or drugs or that approval of our Section 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the reference listed drug or drugs;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacturing of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations that could adversely impact our product candidate development programs; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates.

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

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a small number of study patients in a selected disease population, and to identify and attempt to understand the product candidate’s side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through earlier trials. In addition, the placebo rate in larger studies may be higher than expected.

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

If any of our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of that product candidate. If we abandon or are delayed in our development efforts related to any of our product candidates, we may not be able to generate any revenues, continue our operations and clinical studies, or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. Further, it might not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

If we are unable to file for approval of Mino-Lok or Hydro-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or if we are required to generate additional data related to safety and efficacy in order to obtain approval of Mino-Lok under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing additional NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our additional product candidates and therefore possibly reduce the time and cost of development of a product candidate and obtain a shortened review period for the application. The timeline for filing and review of our planned NDA for each of Mino-Lok and Hydro-Lido is based upon our plan to submit each such NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, wherein we will rely in part on data in the public domain or elsewhere. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of any product candidate under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents applicable to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of any product candidate. Even if no exclusivity periods apply to an application under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for such product candidate, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of that product candidate. Such additional new research and development activities would be costly and time consuming.

We may not be able to obtain shortened review of our applications where available, and in any event the FDA may not agree that any of our product candidates qualify for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of that product candidate. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit.

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

In the event the FDA discovers post-approval violations, we could face penalties in the future including the FDA’s issuance of a cease and desist order, impounding of our products, and civil or criminal penalties. As a follow-on to such governmental enforcement activities, consumers and other end-payers of the product may initiate action against us claiming, among other things, fraudulent misrepresentation, unfair competition, violation of various state consumer protection statues and unjust enrichment. If the plaintiffs in such follow-on actions are successful, we could be subject to various damages, including compensatory damages, treble damages, punitive damages, restitution, disgorgement, prejudgment and post-judgment interest on any monetary award, and the reimbursement of the plaintiff’s legal fees and costs, any of which could have an adverse effect on our revenue, business, financial condition and prospects.

Even if we receive regulatory approval to commercialize a product candidate, our ability to generate revenues from any resulting product will be subject to a variety of risks, many of which are out of our control.

Even if one of our product candidates obtain regulatory approval, the product may not gain market acceptance among physicians, patients, healthcare payers or the medical community. The indication may be limited to a subset of the population or we may implement a distribution system and patient access program that is limited. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from any approved produce candidate or acquired product will depend on a number of factors, including:

●	prevalence and severity of any side effects;

●	results of any post-approval studies of the drug;

●	potential or perceived advantages or disadvantages over alternative treatments including generics;

●	the relative convenience and ease of administration and dosing schedule;

●	availability of coverage and reimbursement from government and other third-party payers;

●	the willingness of patients to pay out of pocket in the absence of government or third-party coverage;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	strength of sales, marketing and distribution support;

●	price of any future drugs, if approved, both in absolute terms and relative to alternative treatments;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	the effect of current and future healthcare laws on our product candidates;

●	patient access programs that require patients to provide certain information prior to receiving new and refill prescriptions; and

●	requirements for prescribing physicians to complete certain educational programs for prescribing drugs.

If approved, any product candidate may fail to achieve market acceptance or generate significant revenue to achieve or sustain profitability. In addition, our efforts to educate the medical community and third-party payers on the benefits of any product candidate may require significant resources and may never be successful.

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for at least some of the same conditions we are targeting. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have limited experience. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our products and product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:

●	research and development resources, including personnel and technology;

●	regulatory resources, experience and expertise;

●	product candidate development and clinical trial resources and experience;

●	product sourcing, sales and marketing resources and experience;

●	experience and expertise in exploitation of intellectual property rights; and

●	access to strategic partners and capital resources.

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

Even if the FDA approves one of our product candidates, physicians and patients might not accept and use it. Acceptance and use of our approved products will depend upon a number of factors, including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;

●	cost-effectiveness of our product relative to competing products or therapies;

●	availability of reimbursement for our product from government or other healthcare payers; and

●	effective marketing and distribution efforts by us and/or our licensees and distributors, if any.

If our current product candidates are approved, we expect their sales to generate substantially all of our revenues for the foreseeable future, and as a result, the failure of these products to find market acceptance would harm our business and would require us to seek additional financing.

Our two product candidates, Mino-Lok and Hydro-Lido, are combination products consisting of components that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Our approval under 505(b)(2), if received, would not preclude physicians, pharmacists and patients from obtaining individual drug products and titrating the dosage of these drug products as close to our approved dose as possible.

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

Our ability to generate product revenues will be diminished if any of our approved products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our product candidates, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

●	government and health administration authorities;

●	private health maintenance organizations and health insurers; and

●	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage might not be available, and reimbursement levels might be inadequate, to cover our products. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, once approved, market acceptance of such products could be reduced. Proposals to modify the current health care system in the U.S. to improve access to health care and control its costs are continually being considered by the federal and state governments. In March 2010, the U.S. Congress passed landmark healthcare legislation. Portions of this legislation have been repealed recently and members of the U.S. Congress and some state legislatures continue to seek to overturn at least some remaining portions of the legislation and we expect they will continue to review and assess this legislation and possibly alternative health care reform proposals. We cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

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

Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We might be unable to identify manufacturers for commercial supply on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any;

●	Our third-party manufacturers might be unable to formulate and manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any;

●	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;

●	Currently, our contract manufacturer for our clinical supplies is foreign, which increases the risk of shipping delays and adds the risk of import restrictions;

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have complete control over third-party manufacturers’ compliance with these regulations and standards;

●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors;

●	Operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including a bankruptcy of the manufacturer or supplier; and

●	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

Each of these risks could delay our clinical trials or the approval, if any, of our product candidates by the FDA or any foreign regulatory agency or the commercialization of our product candidates and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

We are and will be dependent on third-party contract research organizations to conduct all of our future human trials.

We are and will be dependent on third-party research organizations to conduct all of our human trials with respect to our product candidates, including those that we may develop in the future. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for human trials, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we so request. We may not be able to secure and maintain suitable research organizations to conduct our human trials. We are responsible for confirming that each of our clinical trials is conducted in accordance with our general plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our future product candidates.

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

We might seek to grow and develop our business through acquisitions of or investment in new or complementary businesses, products or technologies, and the failure to manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

●	assimilating the purchased technologies, products or business operations;

●	maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with the acquisition or investment;

●	diversion of our management’s attention from our preexisting business;

●	maintaining or obtaining the necessary regulatory approvals or complying with regulatory standards; and

●	adverse effects on existing business operations.

We have no current commitments with respect to any acquisition or investment in other technologies or businesses. We do not know if we will identify suitable acquisitions, whether we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired product, technology or business into our business or retain key personnel, suppliers or collaborators.

Our ability to successfully develop our business through acquisitions would depend on our ability to identify, negotiate, complete and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any acquired business, technology or product into our business, our business and financial condition might be adversely affected.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

We utilize the services of a clinical management team on part-time basis to assist us in managing our ongoing Phase 2 and Phase 3 trials and intend to do so for future trials. While we believe this will provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. In addition, we may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management. If we are unable to attract and retain qualified employees, officers and directors, the management and operation of our business could be adversely affected.

We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.

We will need to manage our anticipated growth and increased operational activity. Our personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

●	manage our regulatory trials effectively;

●	attract and motivate sufficient numbers of talented employees;

●	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators and other third parties;

●	develop internal sales and marketing capabilities or establish collaborations with third parties with such capabilities;

●	commercialize our product candidates; and

●	improve our operational, financial and management controls, reporting systems and procedures.

This planned future growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of its attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Regulatory and Legal Environment

We are subject to extensive and costly government regulation.

Product candidates and approved products such as ours are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. The FDA regulates small molecule chemical entities, whether administered orally, topically or by injection, as drugs, subject to an NDA, under the Federal Food, Drug, and Cosmetic Act. If our product candidates are to be marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation. Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. Our collaborators or we must obtain and maintain regulatory authorization to conduct clinical trials and approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires submitting extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy for each intended use. The development and approval process might take many years, requires substantial resources, and might never lead to the approval of a product. Even if we are able to obtain regulatory approval for a particular product, the approval might limit the indicated medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, might require further regulatory review and approval. Once obtained, any approvals might be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

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

We cannot assure you that we will receive the approvals necessary to commercialize for sale any product candidates we are currently developing or that we may acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in additional drugs that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the product approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any additional approvals we obtain. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;

●	impose costly procedures on us; and

●	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA might ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of our product candidates will severely undermine our business by leaving us without saleable products, and therefore without any potential sources of revenues, until another product candidate could be developed or obtained. There is no guarantee that we will ever be able to develop or acquire any product candidate.

Following any regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential drugs.

If one of our product candidates is approved by the FDA or by a foreign regulatory authority, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the products or to whom and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for our products, if any, may include restrictions on use, including restrictions based on level of obesity and duration of treatment. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our products. The FDA could also require a registry to track the patients utilizing the drug or implement a Risk Evaluation and Mitigation Strategy, or REMS, that could restrict access to the drug, reduce our revenues and/or increase our costs. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority.

Manufacturers of pharmaceutical products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our future approved products, if any, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a pharmaceutical product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, up to and including, withdrawal of the product from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

●	issuance of Form 483 notices, warning letters and adverse publicity by the FDA or other regulatory agencies;

●	imposition of fines and other civil penalties due to product liability or other issues;

●	injunctions, suspensions or revocations of regulatory approvals;

●	suspension of any ongoing clinical trials;

●	total or partial suspension of manufacturing;

●	delays in commercialization;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;

●	refusals to permit medical products to be imported into or exported from the U.S.;

●	restrictions on operations, including costly new manufacturing requirements;

●	product recalls or seizures; and

●	criminal prosecutions.

In addition, the law or regulatory policies governing pharmaceutical products may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. Contract manufacturing organizations, or CMOs, and their vendors or suppliers may also face changes in regulatory requirements from governmental agencies in the U.S. and other countries. We cannot predict the likelihood, nature, extent or effects of government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market any future approved products and our business could suffer.

We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials of $2.0 million per occurrence and in the aggregate, subject to a deductible of $50,000 per occurrence. There can be no assurance that our existing insurance coverage will extend to any other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time consuming and expensive, may damage that product’s and our reputations in the marketplace, and would likely divert management’s attention, any of which could have a material adverse effect on our company.

Risks Related to our Intellectual Property

Our business depends on protecting our intellectual property.

If we do not obtain protection for our intellectual property rights, our competitors might be able to take advantage of our research and development efforts to develop competing products. Our success, competitive position and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

●	Our patent rights might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;

●	Our competitors, many of which have substantially greater resources than we do and many of which might make significant investments in competing technologies, might seek, or might already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the U.S. or in international markets;

●	Countries other than the U.S. might have less restrictive patent laws than those upheld by U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products; and

●	As a matter of public policy regarding worldwide health concerns, there might be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful.

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

Because the time period from filing a patent application to the issuance, if ever, of the patent is often more than three years and because any regulatory approval and marketing for a pharmaceutical product often occurs several years after the related patent application is filed, the resulting market exclusivity afforded by any patent on our drug candidates and technologies will likely be substantially less than 20 years. In the United States, the European Union and some other jurisdictions, patent term extensions are available for certain delays in either patent office proceedings or marketing and regulatory approval processes. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be granted extensions even if we encounter significant delays in patent office proceedings or marketing and regulatory approval.

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

If we infringe the rights of third parties we might have to forego developing and/or selling any approved products, pay damages, or defend against litigation.

If our product candidates, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we might have to:

●	obtain licenses, which might not be available on commercially reasonable terms, if at all;

●	abandon an infringing product candidate;

●	redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; and/or

●	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Any of these events could substantially harm our earnings, financial condition and operations.

Risks Related to Our Securities

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock and warrants.

Our common stock and warrants are currently listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock and warrants. Such a delisting would likely have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock and warrants when you wish to do so. In addition, we could face significant material adverse consequences, including:

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

If our common stock were removed from listing with Nasdaq, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, shareholders could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley Act of 2002, or SOX, and Nasdaq rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of SOX.. We previously had identified material weaknesses in our internal control over financial reporting related to ineffective separation of duties due to our limited finance staff, our reliance on consultants to assist with the financial reporting function and a lack of documented policies and procedures, which weaknesses were reported in fiscal 2016 and 2017. While we remediated these material weaknesses as of September 30, 2018, such that management has determined that our internal controls over financial reporting were effective as of that date, we cannot assure that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause shareholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

The price of our securities may become volatile, which could lead to losses by shareholders and costly securities litigation.

The trading price of our securities is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	the completion and/or results of our clinical trials;

●	regulatory actions regarding our product candidates or any approved products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market or in private placements; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Any such litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

In the future, to finance our operations, including possible acquisitions or strategic transactions, we may issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 1, 2018, there were 17,798,791 shares of common stock outstanding, 15,193,192 shares underlying warrants with a weighted average exercise price of $2.21 per share (including 721,569 shares underlying pre-funded warrants with an exercise price of $0.01), and 1,601,039 shares underlying options with a weighted average exercise price of $4.35 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock.

The common stock is controlled by insiders.

As of December 1, 2018, our executive officers and directors beneficially owned approximately 58.5% of our outstanding shares of common stock. Such concentrated control of our company may adversely affect the price of our common stock. If you acquire common stock, you may have no effective voice in the management of our company. Sales by our directors and executive officers or their affiliates, along with any other market transactions, could adversely affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. The lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our company.

Our Certificate of Incorporation allows for our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of the common stock.

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant preferential rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the preferred shares, together with a premium, prior to the redemption of the common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into our common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

There is not an active liquid trading market for our common stock.

While our common stock is listed on the Nasdaq National Market, there has not been a regular active trading market in our common stock, and we cannot give any assurance that an active trading market will develop. If an active market for our common stock were to develop, there is a significant risk that the stock price could fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	the results of our preclinical and clinical trials;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	general economic slowdowns;

●	issuances by us or resales by others of large amounts of our common stock;

●	variations in our quarterly operating results; and

●	announcements that our revenue or income are below analysts’ expectations.

Sales of a substantial number of shares of our common stock in the public market, or the perception such sales may occur, could cause the market price of shares of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales or that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of our common stock. As of December 1, 2018, we had 17,798,791 shares of common stock outstanding. This includes registered shares of common stock as well as 4,903,645 shares of our common stock which are available for resale under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

We lease our offices at 11 Commerce Drive, Cranford, New Jersey 07016. The lease runs until April 30, 2019. The annual rent is $26,000.

Item 3. Legal Proceedings

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “CTXR”.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our Common Stock during the three months ended September 30, 2018, which is the fourth quarter of our fiscal year.

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

Through September 30, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proprietary products. On July 1, 2016, the Company announced that it was discontinuing Suprenza, its first commercial product, for strategic reasons and not due to safety or regulatory concerns, and was focusing on the Phase 3 development of Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its operations.

Patent and Technology License Agreement

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok on an exclusive worldwide sub licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increases over five years to $90,000, where it is to remain until commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Results of Operations for Year Ended September 30, 2018 compared to Year Ended September 30, 2017

	Year Ended September 30, 2018	Year Ended September 30, 2017
Revenues	$-	$-

Operating expenses:
Research and development	6,562,925	2,936,252
General and administrative	6,446,517	6,063,439
Stock-based compensation – general and administrative	779,701	986,620
Total operating expenses	13,789,143	9,986,311
Operating loss	(13,789,143)	(9,986,311)
Gain on extinguishment of liability	450,000	-
Other income	818,343	-
Gain on revaluation of derivative warrant liability	-	452,147
Interest expense	(15,838)	(850,789)
Net loss	$(12,536,638)	$(10,384,953)

Revenues

We did not generate any revenues for the years ended September 30, 2018 and 2017.

Research and Development Expenses

For the year ended September 30, 2018, research and development expenses were $6,562,925 as compared to $2,936,252 for the year ended September 30, 2017. The $3,626,673 increase in 2018 was primarily due to the ongoing Phase 3 trial of Mino-Lok which commenced during the quarter ended March 31, 2018. Research and development costs for Mino-Lok were $6,121,150 for the year ended September 30, 2018 as compared to $2,688,937 for the year ended September 30, 2017, an increase of $3,432,213. Research and development costs for our product candidate for the treatment of hemorrhoids were $441,775 for the year ended September 30, 2018 as compared to $247,315 for the year ended September 30, 2017, an increase of $194,460. We expect that research and development expenses will continue to increase as we continue to focus on and expand our Phase 3 trial of Mino-Lok. We are actively seeking additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the year ended September 30, 2018, general and administrative expenses were $6,446,517 as compared to $6,063,439 for the year ended September 30, 2017. The increase of $383,078 in 2018 was primarily due to increased compensation costs, increased consulting fees incurred for financing activities and corporate development services, and increased investor relations fees. In addition, we incurred $357,400 in settlement costs for the termination of the right of first refusal agreement with the underwriter of our 2017 Public Offering during the year ended September 30, 2018 compared to $475,885 in settlement costs and $104,138 in financial consulting expenses incurred related to the issuance of a unit purchase option during the year ended September 30, 2017.

Stock-based Compensation Expense

For the year ended September 30, 2018, stock-based compensation expense was $779,701 as compared to $986,620 for the year ended September 30, 2017. Stock-based compensation expense includes the expense for options assumed in the March 30, 2016 acquisition of LMB, as well as grants to employees, directors and consultants. Stock-based compensation expense decreased by $206,919 in comparison to the prior period as certain options have been fully expensed. At September 30, 2018, unrecognized total compensation cost of $1,425,957 related to unvested awards is expected to be recognized over the next 2.3 years.

Other Income (Expense)

During the year ended September 30, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid. In addition, during the year ended September 30, 2018, the Company recorded as other income a refund receivable in the amount of $818,343 from the FDA for 2016 product and establishment fees. The fees previously paid by the Company exceeded the costs of the FDA’s review of the associated Suprenza applications.

There was no gain on revaluation of derivative warrant liability for the year ended September 30, 2018 as there were no warrants classified as derivative warrants during the year. Gain on revaluation of derivative warrant liability for the year ended September 30, 2017 was $452,147. The fair value of the derivative warrant liability fluctuated with changes in our stock price, volatility, remaining lives of the warrants, and interest rates.

Interest expense for the year ended September 30, 2018 was $15,838 as borrowings from our Chairman were converted to common stock on August 8, 2017. Interest expense on the notes payable acquired in the acquisition of LMB and borrowings from our Chairman was $850,789 for the year ended September 30, 2017, and includes net non-cash interest expense of $762,078 due to the beneficial conversion feature on the conversion price of $1,595,411 and the amortization of the previously recorded modification premium of $833,333.

Net Loss

For the year ended September 30, 2018, we incurred a net loss of $12,536,638 compared to a net loss of $10,384,953 for the year ended September 30, 2017. The $2,151,685 increase in the net loss was primarily due to the $3,626,673 increase in research and development expenses offset by the $1,651,147 increase in net other income (expense).

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

Research and Development Expenses

For the year ended September 30, 2017, research and development expenses were $2,936,252 as compared to $2,933,199 during the year ended September 30, 2016. The $3,053 increase in 2017 was primarily due to an increase of $776,192 in costs incurred in the development of Mino-Lok offset by a decrease of $773,139 in costs incurred in the development of our product for the treatment of hemorrhoids and costs related to Suprenza, including $292,575 received in 2016 from Alpex as reimbursement for regulatory filing fees. We are actively seeking to raise additional capital in order to fund our research and development efforts.

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

Net Loss

For the year ended September 30, 2017, we incurred a net loss of $10,384,953 compared to a net loss for the year ended September 30, 2016 of $8,295,698. The $2,089,255 increase in the net loss was primarily due to the $2,279,498 increase in general and administrative expenses and the $841,795 increase in interest expense offset by the $1,290,366 change in the (gain) loss on revaluation of the derivative warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred losses of $12,536,638, $10,384,953 and $8,295,698 for the years ended September 30, 2018, 2017 and 2016, respectively. At September 30, 2018, Citius had an accumulated deficit of $40,257,838. Citius’ net cash used in operations during the years ended September 30, 2018, 2017 and 2016, was $11,318,138, $7,971,205 and $5,900,421, respectively.

Our independent registered accountants report on our September 30, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern and that the consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

As of September 30, 2018, Citius had working capital of $6,875,238. Our limited working capital was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At September 30, 2018, Citius had cash and cash equivalents of $9,184,003 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the years ended September 30, 2018, 2017 and 2016, the Company received net proceeds of $17,298,033, $6,673,088 and $5,427,688, respectively from the issuance of equity. We also received $4,210,000 from the issuance of notes payable to our Chairman of the Board, Mr. Leonard Mazur, during the year ended September 30, 2017. Mr. Mazur converted the notes payable to common stock on August 8, 2017. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, and insurance and travel expenses.

Financing Activities

During the year ended September 30, 2016, the Company sold 290,000 units for a purchase price of $8.10 per unit and 17,778 units for a purchase price of $9.00 per unit for gross proceeds of $2,509,000. Each unit consisted of one share of common stock and one five-year warrant to purchase a share of common stock at an exercise price of $9.00.

On March 22, 2016, the Company sold 333,333 shares of Common Stock at $9.00 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000.

The Board of Directors authorized revolving demand promissory notes with Leonard Mazur in an aggregate principal amount of up to $2,500,000 that accrue interest at the prime rate plus 1%. On September 7, 2016, the Company issued a $500,000 note. The Company issued $2,000,000 of additional notes through the period ended May 10, 2017. On May 10, 2017, the notes were converted into a $2,500,000 convertible promissory note that is convertible into shares of common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s 2017 registered public offering. In connection with the modification of the note, the Company recorded a charge of $833,333 to additional paid-in capital and increased the carrying value of the notes to $3,333,333 which is the fair value of the common stock issuable on conversion. On August 8, 2017, Leonard Mazur converted the $2,500,000 principal balance and accrued interest of $63,174 into 828,500 shares of common stock.

On May 10, 2017 and June 23, 2017, the Company executed a $1,500,000 future advance convertible promissory note and a $1,000,000 future advance convertible promissory note, respectively, with Leonard Mazur that accrue interest at the prime rate plus 1%. The notes are convertible into shares of common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s 2017 registered public offering. On August 8, 2017, Leonard Mazur converted the outstanding $2,210,000 principal balances and accrued interest of $13,066 into 718,567 shares of common stock.

In February 2017, the Company sold 128,017 units at $6.00 per unit for gross proceeds of $768,100. Each unit consisted of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $8.25 per share. On June 8, 2017, the Company entered into agreements where it was released from the restrictions included in the purchase agreements. In exchange, the Company agreed to reprice the sale of the units to $4.125 per unit and reprice the warrants to an exercise price of $4.125 per share. During the year ended September 30, 2017, the Company issued an additional 58,191 shares of common stock to the investors.

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

On December 19, 2017, the Company closed a registered direct offering for the sale of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089. Simultaneously, the Company privately sold and issued to the investors 640,180 immediately exercisable five and a half year warrants with an exercise price of $4.63 per share. Net proceeds from the offering were $5,482,523.

On March 29, 2018, the Company closed a registered direct offering for the sale of 669,504 shares of common stock at $2.985 per share for gross proceeds of $1,998,469. Simultaneously, the Company privately sold and issued to investors 669,504 immediately exercisable five and a half year warrants with an exercise price of $2.86 per share. Net proceeds from the offering were $1,763,576.

On August 13, 2018, the Company closed an offering for the sale of (i) 5,521,569 units, each unit consisted of one share of common stock and one immediately exercisable five-year warrant to purchase one share at $1.15 per share, and (ii) 2,321,569 pre-funded units, each pre-funded unit consisted of one pre-funded warrant to purchase one share of common stock and one immediately exercisable five-year warrant to purchase one share at $1.15 per share. The exercise price of the pre-funded warrant is $0.01 and the pre-funded warrants do not expire. The offering price was $1.275 per unit and $1.265 per pre-funded unit. Net proceeds from the offering were $8,926,786.

During the year ended September 30, 2018, an aggregate of 272,767 of the August 2017 public offering warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

We expect that we will have sufficient capital to continue our operations through June 2019. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

Inflation

Our management believes that inflation has not had a material effect on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

In-process Research and Development and Goodwill

In process research and development represents the value of LMB’s leading drug candidate, Mino-Lok, an antibiotic lock solution in phase 3 clinical development, which if approved, would be used to assist in the treatment of catheter related bloodstream infections and is expected to be amortized on a straight-line basis over 8 years upon revenue generation. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized and will be tested at least annually for impairment.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carry value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No triggering events occurred since the acquisition of LMB that would suggest a potential impairment may have occurred through September 30, 2018.

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

The Company performed a qualitative assessment for its 2018 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not, that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2018.

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

Item 8.  Financial Statements and Supplementary Data

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations and a significant accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

December 11, 2018

We have served as the Company’s auditor since 2014.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND 2017

	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$9,184,003	$3,204,108
Other receivables	818,343	—
Prepaid expenses	57,732	220,246
Total Current Assets	10,060,078	3,424,354

Property and equipment, net	1,483	3,236

Other Assets:
Deposits	2,167	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	20,988,963

Total Assets	$31,050,524	$24,416,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,573,444	$602,431
Accrued expenses	181,657	560,918
Accrued compensation	1,198,915	1,063,000
Accrued interest – related parties	57,854	42,209
Notes payable – related parties	172,970	172,970
Due to related party	—	27,637
Total Current Liabilities	3,184,840	2,469,165

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000,000 shares authorized; 16,198,791 and 8,345,844 shares issued and outstanding at September 30, 2018 and 2017, respectively	16,199	8,346
Additional paid-in capital	68,107,323	49,660,242
Accumulated deficit	(40,257,838)	(27,721,200)
Total Stockholders’ Equity	27,865,684	21,947,388

Total Liabilities and Stockholders’ Equity	$31,050,524	$24,416,553

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

	2018	2017	2016

Revenues	$—	$—	$—

Operating Expenses:
Research and development	6,562,925	2,936,252	2,933,199
General and administrative	6,446,517	6,063,439	3,783,941
Stock-based compensation – general and administrative	779,701	986,620	732,151
Total Operating Expenses	13,789,143	9,986,311	7,449,291

Operating Loss	(13,789,143)	(9,986,311)	(7,449,291)

Other Income (Expense), Net:
Interest income	—	—	806
Gain on extinguishment of liability	450,000	—	—
Other income	818,343	—	—
Gain (loss) on revaluation of derivative warrant liability	—	452,147	(838,219)
Interest expense	(15,838)	(850,789)	(8,994)
Total Other Income (Expense), Net	1,252,505	(398,642)	(846,407)

Loss before Income Taxes	(12,536,638)	(10,384,953)	(8,295,698)
Income tax benefit	—	—	—

Net Loss	$(12,536,638)	$(10,384,953)	$(8,295,698)

Net Loss Per Share - Basic and Diluted	$(1.17)	$(1.89)	$(2.29)

Weighted Average Common Shares Outstanding
Basic and diluted	10,731,875	5,482,494	3,623,208

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

						Total
				Additional		Stockholders’
	Preferred	Common Stock		Paid-In	Accumulated	Equity
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2015	$—	2,274,526	$2,275	$8,403,061	$(9,040,549)	$(635,213)
Issuance of common stock in private placement, net of costs	—	641,111	641	4,228,483	—	4,229,124
Issuance of common stock for services	—	17,778	18	149,982	—	150,000
Issuance of common stock, warrants and stock options for acquisition	—	1,942,456	1,942	19,013,131	—	19,015,073
Issuance of warrants for services	—	—	—	477,181	—	477,181
Reclassification of derivative warrant liability to additional paid-in capital	—	—	—	1,093,765	—	1,093,765
Stock-based compensation	—	—	—	732,151	—	732,151
Net loss	—	—	—	—	(8,295,698)	(8,295,698)

Balance, September 30, 2016	—	4,875,871	4,876	34,097,754	(17,336,247)	16,766,383
Issuance of common stock in private placement, net of costs	—	128,016	128	491,223	—	491,351
Issuance of common stock in public offering, net of costs	—	1,648,484	1,648	6,115,248		6,116,896
Issuance of common stock for services and release agreements	—	140,843	141	703,878	—	704,019
Issuance of fractional shares for 1-for-15 reverse stock split	—	734	1	(1)	—	—
Stock options exercised	—	4,829	5	35	—	40
Conversion of convertible promissory notes – related party to common stock		1,547,067	1,547	4,784,693	—	4,786,240
Beneficial conversion feature on convertible promissory notes – related party	—	—	—	1,595,411	—	1,595,411
Premium on convertible promissory notes – related party	—	—	—	(833,333)	—	(833,333)
Issuance of unit purchase options	—	—	—	297,998	—	297,998
Issuance of warrants in settlement of liabilities	—	—	—	190,890	—	190,890
Reclassification of derivative warrant liability to additional paid-in capital, net	—	—	—	1,229,826	—	1,229,826
Stock-based compensation	—	—	—	986,620	—	986,620
Net loss	—	—	—	—	(10,384,953)	(10,384,953)

Balance, September 30, 2017	—	8,345,844	8,346	49,660,242	(27,721,200)	21,947,388
Issuance of common stock in registered direct offering, net of costs of $760,459	—	1,949,864	1,949	7,244,150	—	7,246,099
Issuance of common stock, net of issuance costs and underwriting discount of $1,049,999	—	5,521,569	5,522	8,921,264	—	8,926,786
Issuance of common stock upon exercise of warrants	—	289,314	290	1,124,858	—	1,125,148
Issuance of common stock for services and release agreement	—	92,200	92	377,108	—	377,200

Stock-based compensation expense				779,701	—	779,701
Net loss	—	—	—	—	(12,536,638)	(12,536,638)

Balance, September 30, 2018	—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

	2018	2017	2016

Cash Flows From Operating Activities:
Net loss	$(12,536,638)	$(10,384,953)	$(8,295,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	779,701	986,620	732,151
(Gain) loss on revaluation of derivative warrant liability	—	(452,147)	838,219
Gain on extinguishment of liability	(450,000)	—	—
Issuance of common stock for services and release agreements	377,200	704,019	150,000
Fair value of options issued to purchase units of common stock	—	104,138	—
Warrants issued and repriced in settlement agreements	—	190,890	—
Non-cash interest expense	—	762,078	—
Depreciation	1,753	2,632	1,343
Write-off of abandoned trademarks	—	—	5,401
Changes in operating assets and liabilities:
Other receivables	(818,343)	—	—
Prepaid expenses	162,514	572,098	(40,759)
Accounts payable	971,013	(306,725)	105,230
Accrued expenses	70,739	(397,183)	351,182
Accrued compensation	135,915	159,750	288,250
Accrued interest – related parties	15,645	87,578	7,009
Due to related party	(27,637)	—	(42,749)
Net Cash Used In Operating Activities	(11,318,138)	(7,971,205)	(5,900,421)

Cash Flows From Investing Activities:
Cash acquired in acquisition	—	—	255,748
Purchase of property and equipment	—	(2,126)	—
Net Cash Provided By (Used In) Investing Activities	—	(2,126)	255,748

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	—	4,210,000	500,000
Repayment of notes payable – related parties	—	—	(600,000)
Proceeds from common stock warrant exercises	1,125,148	—	—
Proceeds from stock option exercise	—	40	—
Net proceeds from common stock and warrants in August 2018 offering	8,926,786	—	—
Net proceeds from registered direct offering	7,246,099	—	—
Net proceeds from private placement	—	556,152	5,427,688
Net proceeds from public offering	—	6,116,896	—
Deferred offering costs	—	—	(64,801)
Net Cash Provided By Financing Activities	17,298,033	10,883,088	5,262,887

Increase (Decrease) in Cash and Cash Equivalents	5,979,895	2,909,757	(381,786)
Cash and Cash Equivalents – Beginning of Year	3,204,108	294,351	676,137

Cash and Cash Equivalents – End of Year	$9,184,003	$3,204,108	$294,351

Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest paid	$193	$1,133	$1,985
Premium on convertible promissory notes – related party	$—	$833,333	$—
Fair value of unit purchase option issued for future services	$—	$193,860	$—
Fair value of warrants recorded as derivative warrant liability	$—	$641,385	$1,198,564
Fair value of warrants issued for future services	$—	$—	477,181
Reclassification of derivative warrant liability to additional paid-in capital	$—	$1,229,826	$1,093,765
Beneficial conversion feature on convertible promissory notes – related party	$—	$1,595,411	$—
Conversion of convertible promissory notes – related party and related accrued interest into common stock	$—	$4,786,240	$—
Par value of common stock issued upon cashless exercise of warrants	$17	$—	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

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

Acquisition of Leonard-Meron Biosciences, Inc.

On March 30, 2016, the Company acquired all of the outstanding stock of LMB by issuing 1,942,456 shares of Company common stock. As of March 30, 2016, the stockholders of LMB received approximately 41% of the issued and outstanding common stock of the Company. In addition, the Company converted the outstanding common stock warrants of LMB into 243,020 common stock warrants of the Company and converted the outstanding common stock options of LMB into 77,252 common stock options of the Company.

The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets acquired.

See report of independent accounting firm

Unaudited pro forma operating results for the year ended September 30, 2016, assuming the acquisition of LMB had been made as of October 1, 2015, are as follows:

Revenues	$—
Net loss	$(11,548,647)
Net loss per share – basic and diluted	$(2.52)

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC and LMB since the March 30, 2016 acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $11,318,138, $7,971,205 and $5,900,421, for the years ended September 30, 2018, 2017 and 2016, respectively. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At September 30, 2018, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

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

3. PATENT AND TECHNOLOGY LICENSE AGREEMENT

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc., (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee in June until commercial sales of a product subject to the license commence. The Company recorded maintenance fee expense of $75,000, $50,000 and $45,000 in 2018, 2017 and 2016, respectively under the terms of this agreement.

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

See report of independent accounting firm

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

See report of independent accounting firm

In-process Research and Development and Goodwill

In-process research and development represents the value of LMB’s leading drug candidate which is an antibiotic solution used to treat catheter-related bloodstream infections (Mino-Lok) and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation.  Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No triggering events occurred since the acquisition of LMB that would suggest that a potential impairment may have occurred through September 30, 2018.

The Company evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step process is then performed. The two-step test first compares the fair value of the reporting unit to its carrying value.  If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded as part of the second step of the test, to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value.

The Company performed a qualitative assessment for our 2018 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues in regards to goodwill as of September 30, 2018.

Patents and Trademarks

Certain costs of outside legal counsel related to obtaining trademarks for the Company are capitalized. Patent costs are amortized over the legal life of the patents, generally twenty years, starting at the patent issuance date. There are no capitalized patents and trademarks as of September 30, 2018.

The costs of unsuccessful and abandoned applications are expensed when abandoned. The cost of maintaining existing patents are expensed as incurred.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the consolidated statement of operations over the requisite service period based on the fair value for each stock award on the grant date, net of actual forfeitures. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Due to its limited operating history, limited number of sales of its common stock and limited history of its shares being publicly traded, the Company estimates its volatility in consideration of a number of factors including the volatility of comparable public companies. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statement of operations over the service period based on the measurement of fair value for each stock award.

See report of independent accounting firm

Derivative Instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow or market risks; however, certain warrants to purchase common stock that did not meet the requirements for classification as equity were classified as liabilities. In such instances, net-cash settlement was assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. Such financial instruments were initially recorded at fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. When these instruments subsequently met the requirements for classification as equity, the Company reclassified the fair value to equity.

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing our tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2018.

Any interest or penalties are charged to expense. During the years ended September 30, 2018, 2017 and 2016, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2014 are subject to examination by federal and state authorities.

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

See report of independent accounting firm

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The Company’s financial liabilities measured at fair value as of September 30, 2016 consisted solely of the derivative warrant liability which was classified as Level 3 in fair value hierarchy (see Note 6). The Company used a valuation method, the Black-Scholes option pricing model, and the requisite assumptions in estimating the fair value for the warrants considered to be derivative instruments. The Company has no financial assets measured at fair value as of September 30, 2018 and September 30, 2017.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the years ended September 30, 2018, 2017 and 2016.

Segment Reporting

The Company currently operates as a single segment.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Recently Issued Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to non-employees awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its consolidated results of operations, financial position or disclosures.

5. NOTES PAYABLE

A summary of notes payable outstanding as of September 30, 2018 and 2017 is as follows:

	2018	2017
Demand notes payable – Leonard Mazur	$160,470	$160,470
Demand notes payable – Myron Holubiak	12,500	12,500
Notes payable	$172,970	$172,970

See report of independent accounting firm

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

The Board of Directors authorized revolving demand promissory notes with Leonard Mazur in an aggregate principal amount of up to $2,500,000 that accrued interest at the prime rate plus 1%. On September 7, 2016, the Company issued a $500,000 note. The Company issued $2,000,000 of additional notes through the period ended May 10, 2017. On May 10, 2017, the notes were converted into a $2,500,000 convertible promissory note. The note was convertible into shares of common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s 2017 registered public offering. In connection with the modification of the note, in 2017 the Company recorded a charge of $833,333 to additional paid-in capital and increased the carrying value of the notes to $3,333,333 which was the fair value of the common stock issuable on conversion. On August 8, 2017, Leonard Mazur converted the $2,500,000 principal balance and accrued interest of $63,174 into 828,500 shares of common stock.

On May 10, 2017 and June 23, 2017, the Company executed future advance convertible promissory notes with Leonard Mazur that were scheduled to mature on December 31, 2017 and accrue interest at the prime rate plus 1%. The notes were convertible into shares of common stock, at the sole discretion of Mr. Mazur, at a conversion price equal to 75% of the price per share paid by investors in the Company’s 2017 registered public offering. On August 8, 2017, Leonard Mazur converted the outstanding $2,210,000 principal balances and accrued interest of $13,066 into 718,567 shares of common stock.

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

Interest Expense

Interest expense on notes payable for the years ended September 30, 2018, 2017 and 2016 was $15,645, $850,789 and $8,994, respectively.

6. DERIVATIVE WARRANT LIABILITY

Derivative financial instruments are recognized as a liability on the consolidated balance sheet and measured at fair value.

The Company performed valuations of the warrants using a probability weighted Black-Scholes option pricing model which value was also compared to a Binomial Option Pricing Model for reasonableness. This model requires input of assumptions including the risk-free interest rates, volatility, expected life and dividend rates, and has also considered the likelihood of “down-round” financings. Selection of these inputs involves management’s judgment and may impact net income. Due to our limited operating history and limited number of sales of our common stock, we estimate our volatility based on a number of factors including the volatility of comparable publicly traded pharmaceutical companies. The volatility factor used in the Black-Scholes option pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet.

See report of independent accounting firm

The table below presents the changes in the derivative warrant liability for the years ended September 30, 2017 and 2016, which were measured at fair value on a recurring basis and classified as Level 3 in the fair value hierarchy (see Note 4). No warrants are classified as derivative warrant liabilities as of September 30, 2018 and 2017:

	2017	2016
Derivative warrant liability, beginning of year	$1,681,973	$738,955
Fair value of warrants issued	641,385	1,198,564
Total realized/unrealized losses (gains) included in net loss	(452,147)	838,219
Reclassification of liability to additional paid-in capital	(1,871,211)	(1,093,765)
Derivative warrant liability, end of year	$-	$1,681,973

7. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Private Offerings and Common Stock Issued for Services and Release Agreements

During the year ended September 30, 2016, the Company sold 290,000 Units for a purchase price of $8.10 per Unit and 17,778 Units for a purchase price of $9.00 per Unit for gross proceeds of $2,509,000. There was no placement agent for these private placements and other cash expenses related to the placements were $81,312. In connection with these placements, the Company credited $1,229,124 to stockholders’ equity and $1,198,564 to derivative warrant liability.

On March 22, 2016, the Company sold 333,333 shares of common stock at $9.00 per share to its Chairman of the Board, Leonard Mazur, for gross proceeds of $3,000,000. There were no expenses related to this placement.

In February 2017, the Company completed its 2016 Offering. The Company sold 128,017 units at $6.00 per unit for gross proceeds of $768,100. Each unit consisted of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $8.25 per share. The placement agent received a 10% cash commission on the gross proceeds, an expense allowance equal to 3% of the proceeds, and warrants to purchase 12,802 shares of common stock at an exercise price of $8.25 per share. The estimated fair value of the 128,017 warrants issued to the investors was $587,592 and the estimated fair value of the 12,802 warrants issued to the placement agent was $58,759. The placement agent commissions and expense allowance was $99,853. Other costs of the placement were $176,896.

See report of independent accounting firm

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

2017 Public Offering and Release Agreement

On August 8, 2017, the Company closed an underwritten public offering of 1,648,484 shares of common stock and warrants to purchase 1,648,484 shares of common stock at an offering price of $4.125 per share and $0.01 per warrant. The warrants have a per share exercise price of $4.125, are exercisable immediately and will expire five years from the date of issuance.  Gross proceeds were $6,802,469, before deducting underwriting discounts and commissions and other estimated offering expenses of $685,573. The Company granted the underwriters a 45-day option to purchase up to an additional 247,272 shares of common stock and warrants to purchase 247,272 shares of common stock to cover over-allotments, if any. On August 8, 2017, the underwriters partially exercised the over-allotment to purchase an additional 247,272 warrants. The estimated fair value of the 1,895,756 warrants issued to the investors was $4,160,195 and the estimated fair value of the 65,940 warrants issued to the underwriters was $142,419.

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

See report of independent accounting firm

Registered Direct/Private Placement Offerings

On December 19, 2017, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089. Simultaneously, the Company sold the investors 640,180 immediately exercisable five and a half year warrants at $4.63 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $420,566 and issued the placement agent 89,625 immediately exercisable five-year warrants at $5.8656 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $20,000 in other expenses. Net proceeds from the offering were $5,482,523. The estimated fair value of the 640,180 warrants issued to the investors was $2,407,276 and the estimated fair value of the 89,625 warrants issued to the placement agent was $316,071.

On March 29, 2018, the Company closed a registered direct offering with an institutional and an accredited investor for the sale of 669,504 shares of common stock at $2.985 per share for gross proceeds of $1,998,469. Simultaneously, the Company sold to the investors 669,504 immediately exercisable five and a half year warrants at $2.86 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $139,893 and issued the placement agent 46,866 immediately exercisable five-year warrants at $3.73125 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $10,000 in other expenses. Net proceeds from the offering were $1,763,576. The estimated fair value of the 669,504 warrants issued to the investors was $1,679,482 and the estimated fair value of the 46,866 warrants issued to the placement agent was $110,511.

August 2018 Offering

On August 13, 2018, Citius closed an underwritten offering of (i) 5,521,569 units, each unit consisting of one share of common stock and one immediately exercisable five-year warrant to purchase one share at $1.15 per share, and (ii) 2,321,569 pre-funded units, each pre-funded unit consists of one pre-funded warrant to purchase one share and one immediately exercisable five-year warrant to purchase one share at $1.15 per share. The pre-funded warrants included in the pre-funded units are immediately exercisable at a price of $0.01 per share and do not expire. The offering price was $1.275 per unit and $1.265 per pre-funded unit. The net proceeds of the offering were $8,926,786. The Company issued underwriter warrants to purchase up to 549,020 shares at $1.59375 per share with an estimated fair value of $491,737. The underwriter warrants are exercisable following February 8, 2019 and expire on August 8, 2023. The estimated fair value of the 2,321,569 pre-funded warrants was $2,630,072, and the estimated fair value of the 7,843,138 warrants included in the units and the pre-funded units issued to the investors was $7,311,727.

Unit Purchase Options

On April 7, 2017, the Company issued a three-year Unit Purchase Option Agreement to a consultant for 38,000 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or April 7, 2023. The consultant provided the Company with business development and financing assistance for the three months ended June 30, 2017. The Company estimated the fair value of the unit purchase option agreement at $104,138 and expensed it during the year ended September 30, 2017.

On June 29, 2017, the Company issued a three-year Unit Purchase Option Agreement to a consultant for 62,667 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or June 29, 2022. The consultant will provide the Company with business development and financing assistance through December 31, 2017. The Company estimated the fair value of the unit purchase option agreement at $193,860 and recorded it as a prepaid expense. The Company recorded an expense of $96,930 for this agreement during the year ended September 30, 2017 and expensed the remaining balance of $96,930 during the year ended September 30, 2018.

See report of independent accounting firm

Stock Option Plans

On September 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) and reserved 866,667 shares of common stock for issuance to employees, directors and consultants. On September 12, 2014, our stockholders approved the plan. Pursuant to the 2014 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of September 30, 2018, there were options to purchase 856,039 shares outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 5,799 shares were available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of September 30, 2018, there were options to purchase 745,000 shares outstanding under the 2018 Plan and 1,255,000 shares were available for future grants.

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

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	2.78 – 2.99%	1.79 – 1.90%	0.95 – 1.40%
Expected dividend yield	0%	0%	0%
Expected term	6.50 – 10 years	6.50 – 10 years	4.75 – 9 years
Expected volatility	116%	85 – 108%	57 – 74%

A summary of option activity under the 2014 Plan and 2018 Plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	861,039	$6.69
Granted	745,000	1.63
Exercised	—	—
Forfeited or expired	(5,000)	3.45
Outstanding at September 30, 2018	1,601,039	$4.35	8.56 years	$173,291
Exercisable at September 30, 2018	729,675	$7.15	7.10 years	$112,541

See report of independent accounting firm

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

On June 23, 2016, the Board of Directors granted stock options to four directors. Each director received an option to purchase 13,333 shares of common stock at an exercise price of $12.00 per share in consideration for their services. These options vest in full on June 23, 2017 and have a term of 10 years.

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

In September 2018, the Board of Directors granted stock options to purchase a total of 520,000 shares to six employees, 75,000 options to five directors, and 80,000 options to three consultants at $1.62 per share. In addition, the Board granted stock options to purchase 70,000 shares to a financial consultant at $1.75 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the years ended September 30, 2018, 2017 and 2016 was $779,701, $986,620 and $732,151, respectively.

At September 30, 2018, unrecognized total compensation cost related to unvested awards of $1,425,957 is expected to be recognized over a weighted average period of 2.3 years.

See report of independent accounting firm

Warrants

The Company has reserved 15,193,192 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2018:

	Exercise price	Number	Expiration Dates
Investor and Placement Agent Warrants	$9.00	384,006	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	90,151	June 12, 2019 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Pre-Funded Unit Warrants	0.01	2,321,569	No expiration date
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023

		15,193,192

On March 30, 2016, the Company granted warrants to purchase 243,020 shares of common stock in connection with the acquisition of LMB. The warrants have exercise prices between $6.15 and $20.70 per share. All warrants were vested at March 30, 2016. The fair value of the warrants was estimated at $1,071,172 and has been included in the purchase price of LMB.

On August 16, 2016, the Company granted warrants to purchase 66,667 shares of common stock in connection with a one-year financial advisory agreement. The warrants were vested on issuance, have an exercise price of $3.00 per share and are exercisable on a cash or cashless basis. The fair value of the warrants was estimated at $477,181 and recorded as a prepaid expense on the issuance date. During the years ended September 30, 2017 and 2016, the Company expensed $417,181 and $60,000, respectively, in connection with the agreement. During the year ended September 30, 2018, 40,834 warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock.

During the year ended September 30, 2017, the Company sold 128,017 2016 Offering Units, at a price of $6.00 per Unit, consisting of (i) one share of common stock and (ii) a warrant to purchase one share of common stock. Each 2016 Offering Warrant had an exercise price of $8.25 and is exercisable for five years from the date of issuance. Additionally, warrants to purchase 12,802 shares of common stock were granted to the Placement Agent pursuant to the above pricing terms. On June 8, 2017, the Company entered into release agreements with the investors and as a result the Company repriced the 2016 Offering Warrants to an exercise price of $4.125 per share on August 8, 2017.

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

See report of independent accounting firm

See Note 7 above for descriptions of the warrants issued in the 2017 public offering, the December 2017 and March 2018 registered direct/private placement offerings, and the August 2018 offering. During the year ended September 30, 2018, 272,767 of the 2017 public offering warrants were exercised at $4.25 per share for net proceeds of $1,125,148.

At September 30, 2018, the weighted average remaining life of all of the outstanding warrants is 3.89 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $8,402,648.

Common Stock Reserved

A summary of common stock reserved for future issuances as of September 30, 2018 is as follows:

Stock plan options outstanding	1,601,039
Stock plan shares available for future grants	1,260,799
Warrants	15,193,192
Unit purchase options	201,334
Total	18,256,364

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

As of September 30, 2018 and 2017, the Company owed $0 and $27,637 to a company affiliated through common ownership for the expenses the related party paid on the Company’s behalf and services performed by the related party.

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

In connection with the December 2017 Registered Direct/Private Placement Offering, Mr. Mazur purchased 213,106 shares of common stock at $4.6925 per share and received 106,553 warrants exercisable at $4.63 per share. In connection with the March 2018 Registered Direct/Private Placement Offering, Mr. Mazur purchased 167,504 shares of common stock at $2.985 per share and received 167,504 warrants exercisable at $2.86 per share. The purchases were made on the same terms as for all other investors.

In connection with the August 2018 offering, Mr. Mazur purchased 3,137,255 shares of common stock at $1.275 per share and received 3,137,255 warrants exercisable at $1.15 per share, and Mr. Holubiak purchased 784,314 shares of common stock at $1.275 per share and received 784,314 warrants exercisable at $1.15 per share. The purchases were made on the same terms as for all other investors.

See report of independent accounting firm

9. EMPLOYMENT AND CONSULTING AGREEMENTS

Employment Agreements

On October 19, 2017, the Company and Mr. Mazur, entered into an amended employment agreement with a three-year term. Under the terms of the amended agreement, the Company is required to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On March 30, 2016, in connection with the acquisition of LMB, the Company entered into a three-year employment agreement with Myron Holubiak to serve as Chief Executive Officer. Upon expiration, the agreement automatically renews for successive periods of one-year. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

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

Consulting expense under the agreements for the years ended September 30, 2018, 2017 and 2016 was $422,000, $372,000, and $460,000, respectively. Consulting expense for the years ended September 30, 2018, 2017 and 2016 includes $48,000, $48,000 and $48,000, respectively, paid to a financial consultant who is a stockholder of the Company. In addition, one financial consulting services agreement provides for the grant of options to purchase 33,333 shares of common stock contingent upon approval by the Board of Directors. The options were granted on June 1, 2015.

10. FDA REFUND

On August 29, 2018, the Company received notification from the Food and Drug Administration (“FDA”) that the Company was being refunded $818,343 of 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated Suprenza applications. The Company recorded as other income in the statements of operations the $818,343 receivable from the FDA as of September 30, 2018. The Company received the refund in full on October 1, 2018.

11. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space from Akrimax, a related party (see Note 8), in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on April 30, 2019. Rent expense for the years ended September 30, 2018, 2017 and 2016 was $26,000, $26,000 and $13,002. Future minimum rentals for the year ending September 30, 2019 are $15,167.

See report of independent accounting firm

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

12.  INCOME TAXES

There was no provision for federal or state income taxes for the years ended September 30, 2018, 2017 and 2016 due to the Company’s operating losses and a full valuation reserve on deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has recognized provisional tax impacts related to the revaluation of the Company’s deferred tax assets and the impact of revaluation of those deferred tax assets on the Company’s valuation allowance and included those amounts in the consolidated financial statements for the year ended September 30, 2018. The actual impact of the Act may differ from the Company’s estimates due to, among other things, changes in interpretations and assumptions made and guidance that may be issued as a result of the Tax Act.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2018, 2017 and 2016 due to the following:

	2018	2017	2016
Computed “expected” tax benefit	(24.5%)	(35.0%)	(35.0%)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.0%)	(5.2%)	(5.2%)
Permanent differences	0.0%	1.3%	4.2%
Increase in the valuation reserve	30.5%	38.9%	36.0%
	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2018	September 30, 2017
Deferred tax assets:
Net operating loss carryforward	$8,962,000	$7,123,000
Stock-based compensation	1,350,000	1,425,000
Valuation allowance	(10,312,000)	(8,548,000)
Deferred tax assets	$—	$—

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain.  During the years ended September 30, 2018, 2017 and 2016, the valuation allowance increased by $1,764,000, $4,044,000 and $2,989,000, respectively. The increase in the valuation allowance during the years ended September 30, 2018, 2017 and 2016 was primarily due to the Company’s net operating loss offset by the decrease in the effective U.S. federal income tax rate from 35% to 21%. At September 30, 2018, the Company has a net operating loss carryforward of approximately $29,344,000 which begins expiring in 2034.

13. SUBSEQUENT EVENTS

Exercise of Pre-Funded Unit Warrants

On October 3, 2018 the Company received a notice of exercise for the purchase of 1,600,000 shares of common stock at $0.01 per share pursuant to its pre-funded unit warrants issued in the August 2018 offering. Proceeds from the exercise were $16,000.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

In the fourth quarter of fiscal 2018, as part of our then ongoing efforts to remediate the material weaknesses in our internal controls over financial reporting, we completed documenting various policies and procedures, and implemented sufficient separation of duties by developing appropriate review, signoffs and grants of authority, as well as consolidating key financial functions which are administered solely by employees at our Company’s Cranford, New Jersey office. As a result of these remedial efforts, our management was able to determine that our internal controls over financial reporting were effective as of September 30, 2018.

Other than as described above, there were no other changes in our internal controls over financial reporting during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Ethics and Business Conduct that applies to our directors, officers and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the “Investors - Corporate Governance” section of our website, www.citiuspharma.com.

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the indicated information as of September 30, 2018 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	856,039	$6.71	5,799
2018 Omnibus Stock Incentive Plan	745,000	$1.63	1,255,000

Total	1,601,039	$4.35	1,260,799

Our equity compensation plans consist of the Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan and 2014 Stock Incentive Plan, which were both approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors” to be contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information under the section captioned “Auditor and Audit Committee Matters” to be contained in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	Share Exchange and Reorganization Agreement, among Citius Pharmaceuticals, LLC, Trail One, Inc. and the beneficial holders of the membership interests of Citius Pharmaceuticals, LLC identified in the Agreement, dated as of September 12, 2014.	8-K	9/18/2014	2.1
2.2	Agreement and Plan of Merger among Citius LMB Acquisition Corporation, Leonard-Meron Biosciences, Inc. and Citius Pharmaceuticals Holdings, Inc., dated March 30, 2016.	8-K	4/5/2016	2.1
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
4.1	Form of Registration Rights Agreement between the Purchasers named therein and Citius Pharmaceuticals Holdings, Inc., dated September 12, 2014.	8-K	9/18/2014	10.2
4.2	Placement Agent’s Unit Warrant in favor of Merriman Capital, Inc., dated September 12, 2014.	S-1/A	12/29/2015	10.12
4.3	Form of Investor Warrant, dated September 12, 2014.	8-K	9/18/2014	10.3
4.4	Form of Common Stock Purchase Warrant, dated May 10, 2017.	10-Q	5/15/2017	10.4
4.5	Form of Representative’s Warrant, dated August 3, 2017.	8-K	8/4/2017	4.2
4.6	Form of Investor Warrant, dated December 15, 2017.	8-K	12/19/2017	4.1
4.7	Form of Placement Agent Warrant, dated December 15, 2017.	8-K	12/19/2017	4.2
4.8	Form of Investor Warrant, dated March 28, 2018.	8-K	3/29/2018	4.1
4.9	Form of Placement Agent Warrant, dated March 28, 2018.	8-K	3/29/2018	4.2
4.10	Form of Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.1
4.11	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.12	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.3
10.1	Collaboration and License Agreement between Alpex Pharma S.A. and Citius Pharmaceuticals, LLC, dated June 12, 2008.	S-1/A	10/16/2015	10.6
10.2	Product Development and Pilot Lot Manufacturing Proposal Version 01 between IGI, Inc. and Citius Pharmaceuticals, Inc., dated July 21, 2010.	S-1/A	10/16/2015	10.9
10.3	Exclusive License Agreement between Prenzamax, LLC and Citius Pharmaceuticals, Inc., dated November 15, 2011.	S-1/A	10/16/2015	10.8
10.4	Amendment and Coordination Agreement among Prenzamax LLC, Akrimax Pharmaceuticals, LLC, Citius Pharmaceuticals LLC and Alpex Pharma S.A., dated November 15, 2011.	S-1/A	10/16/2015	10.5
10.5	Supply Agreement between Prenzamax, LLC and Alpex Pharma S.A., dated November 15, 2011.	S-1/A	10/16/2015	10.10
10.6	Technical and Quality Agreement among Citius Pharmaceuticals LLC, Alpex Pharma S.A. and Akrimax Pharmaceuticals, LLC, dated November 15, 2011.	S-1/A	10/16/2015	10.11

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.7	Consultant Services Agreement between Neeta Wadekar and Citius Pharmaceuticals, Inc., dated September 1, 2014.	S-1/A	10/16/2015	10.7
10.8	Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated September 12, 2014.	10-K	12/29/2014	10.4
10.9	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.10	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.11	Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed March 30, 2016, effective March 1, 2016.	8-K	4/5/2016	10.2
10.12	Voting Agreement among Citius Pharmaceuticals, Inc., Leonard Mazur and certain other stockholders of the Company, dated March 30, 2016.	8-K	4/5/2016	10.3
10.13	Form of Unit Purchase Agreement, between each investor and Citius Pharmaceuticals, Inc., dated September 27, 2016.	10-Q	5/15/2017	10.5
10.14	Placement Agency Agreement between Garden State Securities, Inc. and Citius Pharmaceuticals, Inc., dated September 27, 2016.	10-Q	5/15/2017	10.6
10.15	Amendment to Placement Agency Agreement between Garden State Securities, Inc. and Citius Pharmaceuticals, Inc., dated November 23, 2016.	10-Q	5/15/2017	10.7
10.16	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.17	Future Advance Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.1
10.18	Conversion Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.2
10.19	Amended and Restated Demand Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.3
10.20	Release Agreement between Garden State Securities, Inc. and Citius Pharmaceuticals, Inc., dated June 7, 2017.	8-K	6/13/2017	10.1
10.21	Form of Release Agreement between Citius Pharmaceuticals, Inc. and each investor, dated June 8, 2017.	8-K	6/13/2017	10.2
10.22	Warrant Agent Agreement between VStock Transfer, LLC and Citius Pharmaceuticals, Inc., dated August 3, 2017.	8-K	8/4/2017	4.1
10.23	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	--	--	--	X
10.24	Release Agreement between Aegis Capital Corp. and Citius Pharmaceuticals, Inc., dated November 7, 2017.	10-Q	2/14/2018	10.1
10.25	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.26	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated December 15, 2017.	8-K	12/19/2017	10.1
10.27	Engagement Letter between H.C. Wainwright & Co., LLC and Citius Pharmaceuticals, Inc., dated December 15, 2017.	8-K	12/19/2017	10.2
10.28	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.29	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.30	Engagement Letter between H.C. Wainwright & Co., LLC and Citius Pharmaceuticals, Inc., dated March 28, 2018.	8-K	3/29/2018	10.2
21	Subsidiaries.	10-K	12/13/2017	21
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
EX-101.INS*	XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 11, 2018	By:	/s/ Myron Holubiak
Myron Holubiak
President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Executive Chairman of the Board of Directors	December 11, 2018
Leonard Mazur

/s/ Myron Holubiak	President and Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2018
Myron Holubiak

/s/ Jaime Bartushak	Chief Financial Officer and Chief Accounting Officer	December 11, 2018
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 11, 2018
Suren Dutia

/s/ Carol Webb	Director	December 11, 2018
Carol Webb

/s/ William Kane	Director	December 11, 2018
William Kane

/s/ Howard Safir	Director	December 11, 2018
Howard Safir

/s/ Eugene Holuka	Director	December 11, 2018
Eugene Holuka