Form 10-Q
period 2018-12-31
Citius Pharmaceuticals, Inc.
filed 2019-02-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38174

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

As of February 8, 2019, there were 18,520,360 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2018

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiaries, Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., taken as a whole.

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

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS

Current Assets:
Cash and cash equivalents	$7,041,473	$9,184,003
Other receivables	—	818,343
Prepaid expenses	46,623	57,732
Total Current Assets	7,088,096	10,060,078

Property and Equipment, Net	1,248	1,483

Other Assets:
Deposits	2,167	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	20,988,963

Total Assets	$28,078,307	$31,050,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,083,432	$1,573,444
Accrued expenses	200,430	181,657
Accrued compensation	1,381,415	1,198,915
Accrued interest – related parties	61,857	57,854
Notes payable – related parties	172,970	172,970
Total Current Liabilities	3,900,104	3,184,840

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 17,798,791 and 16,198,791 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	17,799	16,199
Additional paid-in capital	68,292,972	68,107,323
Accumulated deficit	(44,132,568)	(40,257,838)
Total Stockholders’ Equity	24,178,203	27,865,684

Total Liabilities and Stockholders’ Equity	$28,078,307	$31,050,524

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017

Revenues	$—	$—

Operating Expenses
Research and development	2,113,101	606,521
General and administrative	1,588,124	2,346,240
Stock-based compensation – general and administrative	171,249	290,021
Total Operating Expenses	3,872,474	3,242,782

Operating Loss	(3,872,474)	(3,242,782)

Other Income (Expense)
Interest income	1,747	—
Interest expense	(4,003)	(3,384)
Total Other Expense, Net	(2,256)	(3,384)

Loss before Income Taxes	(3,874,730)	(3,246,166)
Income tax benefit	—	—

Net Loss	$(3,874,730)	$(3,246,166)

Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.38)

Weighted Average Common Shares Outstanding
Basic and diluted	17,764,008	8,605,046

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

(Unaudited)

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, October 1, 2018	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684
Issuance of common stock upon exercise of warrants	—	1,600,000	1,600	14,400	—	16,000
Stock-based compensation expense	—	—	—	171,249	—	171,249
Net loss	—	—	—	—	(3,874,730)	(3,874,730)

Balance, December 31, 2018	$—	17,798,791	$17,799	$68,292,972	$(44,132,568)	$24,178,203

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,874,730)	$(3,246,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	171,249	290,021
Issuance of common stock for release agreement	—	257,400
Depreciation	235	642
Changes in operating assets and liabilities:
Other receivables	818,343	—
Prepaid expenses	11,109	109,429
Accounts payable	509,988	(41,271)
Accrued expenses	18,773	55,295
Accrued compensation	182,500	140,376
Accrued interest - related parties	4,003	3,192
Due to related party	—	(10,000)
Net Cash Used In Operating Activities	(2,158,530)	(2,441,082)

Cash Flows From Financing Activities:
Proceeds from common stock warrant exercises	16,000	1,125,148
Net proceeds from registered direct offering	—	5,482,523
Net Cash Provided By Financing Activities	16,000	6,607,671

Net Change in Cash and Cash Equivalents	(2,142,530)	4,166,589
Cash and Cash Equivalents - Beginning of Period	9,184,003	3,204,108

Cash and Cash Equivalents - End of Period	$7,041,473	$7,370,697

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$192
Par value of common stock issued upon cashless exercise of warrants	$—	$17

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all of the outstanding stock of LMB by issuing shares of its common stock. The net assets acquired, included identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets.

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

Citius is subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Citius or its competitors of research and development stage product candidates, market acceptance of its product candidates that might be approved, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, and LMB. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission.

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

Basic and Diluted Net Loss per Common Share — Basic and diluted net loss per common share is computed by dividing net loss in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock options and warrants were not included in the calculation of the diluted loss per share because they were anti-dilutive.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $2,158,530 for the three months ended December 31, 2018. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At December 31, 2018, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

3.	PATENT AND TECHNOLOGY LICENSE AGREEMENTS

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee in June until commercial sales of a product subject to the license commence.. There was no maintenance fee paid in each of the three month periods ended December 31, 2018 and 2017.

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

See Note 8 for a description of the patent and technology license agreement that we entered into with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center on January 2, 2019.

4.	NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of December 31, 2018 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $4,003 and $3,192, respectively, for the three months ended December 31, 2018 and 2017.

5.	COMMON STOCK, STOCK OPTIONS AND WARRANTS

2017 Public Offering and Release Agreement

On November 7, 2017, the Company entered into a release agreement with the underwriter of the public offering closed in August 2017. The Company had previously granted a right of first refusal to underwrite all equity and debt offerings for a period of twelve months following completion of the August 2017 public offering (“Right of First Refusal”). Under the release, the Company agreed to pay the underwriter $100,000 in cash and issue 60,000 shares of restricted common stock with a fair value of $257,400 in exchange for a full release from all obligations related to the Right of First Refusal. The Company expensed the $357,400 cost of the release agreement in November 2017.

Registered Direct/Private Placement Offerings

On December 19, 2017, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 1,280,360 shares of common stock at $4.6925 per share for gross proceeds of $6,008,089. Simultaneously, the Company privately sold and issued to the investors 640,180 immediately exercisable five and a half year warrants with an exercise price of $4.63 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $420,566 and issued the placement agent 89,625 immediately exercisable five-year warrants with an exercise price of $5.8656 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $20,000 in other expenses. Net proceeds from the offering were $5,482,523. The estimated fair value of the 640,180 warrants issued to the investors was $2,407,276 and the estimated fair value of the 89,625 warrants issued to the placement agent was $316,071.

On March 29, 2018, the Company closed a registered direct offering with an institutional and an accredited investor for the sale of 669,504 shares of common stock at $2.985 per share for gross proceeds of $1,998,469. Simultaneously, the Company privately sold and issued to investors 669,504 immediately exercisable five and a half year warrants with an exercise price of $2.86 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $139,893 and issued the placement agent 46,866 immediately exercisable five-year warrants with an exercise price of $3.73125 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $10,000 in other expenses. Net proceeds from the offering were $1,763,576. The estimated fair value of the 669,504 warrants issued to the investors was $1,679,482 and the estimated fair value of the 46,866 warrants issued to the placement agent was $110,511.

August 2018 Offering

On August 13, 2018, Citius closed an underwritten offering of (i) 5,521,569 units, each unit consisting of one share of common stock and one immediately exercisable five-year warrant to purchase one share with an exercise price of $1.15 per share, and (ii) 2,321,569 pre-funded units, each pre-funded unit consists of one pre-funded warrant to purchase one share and one immediately exercisable five-year warrant to purchase one share with an exercise price of $1.15 per share. The pre-funded warrants included in the pre-funded units are immediately exercisable at a price of $0.01 per share and do not expire. The offering price was $1.275 per unit and $1.265 per pre-funded unit. The net proceeds of the offering were $8,926,786. The Company issued underwriter warrants to purchase up to 549,020 shares with an exercise price of $1.59375 per share with an estimated fair value of $491,737. The underwriter warrants are exercisable following February 8, 2019 and expire on August 8, 2023. The estimated fair value of the 2,321,569 pre-funded warrants was $2,630,072, and the estimated fair value of the 7,843,138 warrants included in the units and the pre-funded units issued to the investors was $7,311,727.

Unit Purchase Options

On April 7, 2017, the Company issued a three-year Unit Purchase Option Agreement for 38,000 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or April 7, 2023.

On June 29, 2017, the Company issued a three-year Unit Purchase Option Agreement for 62,667 units at a purchase price of $9.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $9.00 per share which expires on the earlier of three years after exercise of the Unit Purchase Option Agreement or June 29, 2022. The Company estimated the fair value of the unit purchase option agreement at $193,860 and recorded it as a prepaid expense. The Company recorded an expense of $96,930 for this agreement during the year ended September 30, 2017 and expensed the remaining balance of $96,930 during the three months ended December 31, 2017.

Common Stock Issued for Services

On February 7, 2018, the Company issued 22,200 shares of common stock for services provided by two consultants and expensed the $88,800 fair value of the common stock issued. On April 1, 2018, the Company issued 10,000 shares of common stock for services provided by a consultant and expensed the $31,000 fair value of the common stock issued.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company has reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of December 31, 2018, there were options to purchase an aggregate of 856,039 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 5,799 shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2018, there were options to purchase an aggregate of 745,000 shares of common stock outstanding under the 2018 Plan and 1,255,000 shares available for future grants.

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

A summary of option activity under the 2014 Plan and 2018 Plan is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2018	1,601,039	$4.35	8.56 years	$173,291
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2018	1,601,039	$4.35	8.31 years	$68,056
Exercisable at December 31, 2018	752,809	$7.07	6.90 years	$68,056

Stock-based compensation expense for the three months ended December 31, 2018 and 2017 was $171,249 and $290,021, respectively.

At December 31, 2018, unrecognized total compensation cost related to unvested awards of $1,158,589 is expected to be recognized over a weighted average period of 2.13 years.

Warrants

As of December 31, 2018, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor and Placement Agent Warrants	$9.00	384,006	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	90,151	June 12, 2019 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Pre-Funded Unit Warrants	0.01	721,569	No expiration date
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
		13,593,192

During the three months ended December 31, 2017, 40,834 of the Financial Advisor Warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock and 272,767 of warrants issued in the August 2017 public offering were exercised at $4.125 per share for net proceeds of $1,125,148.

During the three months ended December 31, 2018, 1,600,000 of the August 2018 Offering Pre-Funded Unit Warrants were exercised at $0.01 per share for net proceeds of $16,000.

At December 31, 2018, the weighted average remaining life of the outstanding warrants is 3.98 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $743,216.

Common Stock Reserved

A summary of common stock reserved for future issuances as of December 31, 2018 is as follows:

Stock plan options outstanding	1,601,039
Stock plan shares available for future grants	1,260,799
Warrants outstanding	13,593,192
Unit purchase options outstanding	201,334
Total	16,656,364

6.	RELATED PARTY TRANSACTIONS

Our Chairman of the Board, Leonard Mazur, is the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. The Company leases office space from Akrimax (see Note 7).

The Company has outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

In connection with the December 2017 Registered Direct/Private Placement Offering, Mr. Mazur purchased 213,106 shares of common stock at $4.6925 per share and received 106,553 warrants with an exercise price of $4.63 per share (See Note 5). In connection with the March 2018 Registered Direct/Private Placement Offering, Mr. Mazur purchased 167,504 shares of common stock at $2.985 per share and received 167,504 warrants with an exercise price of $2.86 per share (See Note 5). The purchases were made on the same terms as for all other investors.

In connection with the August 2018 offering, Mr. Mazur purchased 3,137,255 shares of common stock at $1.275 per share and received 3,137,255 warrants with an exercise price of $1.15 per share, and Mr. Holubiak purchased 784,314 shares of common stock at $1.275 per share and received 784,314 warrants with an exercise price of $1.15 per share (See Note 5). The purchases were made on the same terms as for all other investors.

General and administrative expense for the three months ended December 31, 2018 and 2017 includes $12,000 for both periods paid to a financial consultant who is a stockholder of the Company.

7.	OPERATING LEASE

LMB leases office space from Akrimax (see Note 6) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which currently expires on April 30, 2019. Rent expense for the three months ended December 31, 2018 and 2017 was $6,501 for both periods.

8.	SUBSEQUENT EVENTS

Patent and Technology License Agreement – Mino-Wrap

On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants.  We intend to develop, a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries, (“Mino-Wrap”).  We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the U.S. Food and Drug Administration.

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000 recorded as research and development expense. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020 that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

Exercise of Pre-Funded Unit Warrants

On January 14, 2019, the Company received a notice of exercise for the purchase of the remaining 721,569 shares of common stock at $0.01 per share pursuant to its pre-funded unit warrants issued in the August 2018 offering. Proceeds from the exercise were $7,216.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2018 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

In-process research and development represents the value of LMB’s leading drug candidate, Mino-Lok®, which is an antibiotic solution used to treat catheter-related bloodstream infections.  Goodwill represents the value of LMB’s industry relationships and its assembled workforce. In-process research and development is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill will not be amortized, but will be tested at least annually for impairment.

Through December 31, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proprietary products. On July 1, 2016, the Company announced that it was discontinuing Suprenza, its first commercial product, for strategic reasons and not due to safety or regulatory concerns, and was focusing on the Phase 3 development of Mino-Lok®, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreements

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increases over five years to $90,000, where it is to remain until commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Mino-Wrap - On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants.  We intend to develop, a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries, (“Mino-Wrap”).  We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the U.S. Food and Drug Administration.

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020, that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

RESULTS OF OPERATIONS

Three months ended December 31, 2018 compared with the three months ended December 31, 2017

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Revenues	$—	$—

Operating expenses:
Research and development	2,113,101	606,521
General and administrative	1,588,124	2,346,240
Stock-based compensation expense	171,249	290,021
Total operating expenses	3,872,474	3,242,782
Operating loss	(3,872,474)	(3,242,782)
Interest income	1,747	—
Interest expense	(4,003)	(3,384)
Net loss	$(3,874,730)	$(3,246,166)

Revenues

We did not generate any revenues for the three months ended December 31, 2018 and 2017.

Research and Development Expenses

For the three months ended December 31, 2018, research and development expenses were $2,113,101 as compared to $606,521 during the three months ended December 31, 2017. The $1,506,580 increase in 2018 was primarily due to the ongoing Phase 3 trial of Mino-Lok® which commenced during the quarter ended March 31, 2018. Research and development costs for Mino-Lok® were $1,994,103 for the three months ended December 31, 2018 as compared to $561,183 for the three months ended December 31, 2017. Research and development costs for our Hydro-Lido product candidate were $118,998 for the three months ended December 31, 2018 as compared to $45,338 for the three months ended December 31, 2017. We expect that research and development expenses will increase in fiscal 2019 as we continue to focus on our Phase 3 trial for Mino-Lok® and commence our research and development efforts related to the recently acquired Mino-Wrap license agreement. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended December 31, 2018, general and administrative expenses were $1,588,124 as compared to $2,346,240 during the three months ended December 31, 2017. General and administrative expenses decreased by $758,116 in comparison with the prior period. The decrease was primarily due to $357,400 in settlement costs incurred in the prior period for the termination of the right of first refusal agreement with the underwriter of our 2017 public offering and a decrease of $574,844 in investor relations expenses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2018, stock-based compensation expense was $171,249 as compared to $290,021 for the three months ended December 31, 2017. Stock-based compensation expense includes the expense for options assumed in the March 30, 2016 acquisition of LMB, as well as grants to directors, employees and consultants. Stock-based compensation expense for the current quarter decreased by $118,772 as certain options, including all of the options assumed in the acquisition of LMB, have been fully expensed.

Other Income (Expense)

Interest income for the three months ended December 31, 2018 was $1,747 as we invested some of the proceeds from the August 2018 offering. There was no interest income for the three months ended December 31, 2017.

Interest expense for the three months ended December 31, 2018 was $4,003 compared to $3,384 for the three months ended December 31, 2017. Interest expense on the notes payables acquired in the acquisition of LMB increased due to the increase in the prime rate.

Net Loss

For the three months ended December 31, 2018, we incurred a net loss of $3,874,730 compared to a net loss for the three months ended December 31, 2017 of $3,246,166. The $628,564 increase in the net loss was due to the increase of $1,506,580 in research and development expenses being offset by the $758,116 decrease in general and administrative expenses and the $118,772 decrease in stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $3,874,730 for the three months ended December 31, 2018. At December 31, 2018, Citius had an accumulated deficit of $44,132,568. Citius’ net cash used in operations during the three months ended December 31, 2018 was $2,158,530.

Our September 30, 2018 consolidated financial statements contain an emphasis of a matter regarding managements determination that there is substantial doubt about our ability to continue as a going concern and that the consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

As of December 31, 2018, Citius had working capital of $3,187,992. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At December 31, 2018, Citius had cash and cash equivalents of $7,041,473 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the three months ended December 31, 2018, the Company received net proceeds of $16,000 from the exercise of warrants. Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

We expect that we will have sufficient funds to continue our operations through June 2019. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in a timely manner to fully support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 as filed with the SEC.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2018, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 11, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

10.1	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.* +

10.2	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.

10.3	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc. *+

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. The omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 14, 2019	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2019	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)