Form 10-Q
period 2019-03-31
Citius Pharmaceuticals, Inc.
filed 2019-05-15
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	CTXR	Nasdaq Capital Market
Warrants to purchase common stock	CTXRW	Nasdaq Capital Market

As of May 8, 2019, there were 22,075,781 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,199,097	$9,184,003
Other receivables	—	818,343
Prepaid expenses	46,623	57,732
Total Current Assets	3,245,720	10,060,078

Property and Equipment, Net	1,013	1,483

Other Assets:
Deposits	2,167	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,988,963	20,988,963

Total Assets	$24,235,696	$31,050,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,926,086	$1,573,444
Accrued expenses	175,993	181,657
Accrued compensation	1,020,000	1,198,915
Accrued interest – related parties	65,962	57,854
Notes payable – related parties	172,970	172,970
Total Current Liabilities	3,361,011	3,184,840

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 18,645,360 and 16,198,791 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	18,645	16,199
Additional paid-in capital	68,620,537	68,107,323
Accumulated deficit	(47,764,497)	(40,257,838)
Total Stockholders’ Equity	20,874,685	27,865,684

Total Liabilities and Stockholders’ Equity	$24,235,696	$31,050,524

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	1,699,876	3,439,853	3,812,977	4,046,374
General and administrative	1,738,397	1,212,425	3,326,521	3,558,665
Stock-based compensation – general and administrative	203,695	214,666	374,944	504,687
Total Operating Expenses	3,641,968	4,866,944	7,514,442	8,109,726

Operating Loss	(3,641,968)	(4,866,944)	(7,514,442)	(8,109,726)

Other Income (Expense)
Gain on extinguishment of liability	—	450,000	—	450,000
Interest income	14,144	—	15,891	—
Interest expense	(4,105)	(4,706)	(8,108)	(8,090)
Total Other Income, Net	10,039	445,294	7,783	441,910

Net Loss	$(3,631,929)	$(4,421,650)	$(7,506,659)	$(7,667,816)

Net Loss Per Share - Basic and Diluted	$(0.20)	$(0.44)	$(0.41)	$(0.82)

Weighted Average Common Shares Outstanding
Basic and diluted	18,481,411	9,966,030	18,118,768	9,300,252

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Stock	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2018	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684
Issuance of common stock upon exercise of warrants	—	1,600,000	1,600	14,400	—	16,000
Stock-based compensation	—	—	—	171,249		171,249
Net loss	—	—	—	—	(3,874,730)	(3,874,730)
Balance, December 31, 2018	—	17,798,791	17,799	68,292,972	(44,132,568)	24,178,203
Issuance of common stock upon exercise of warrants	—	721,569	721	6,495	—	7,216
Issuance of common stock for services		125,000	125	117,375	—	117,500
Stock-based compensation	—	—	—	203,695	—	203,695
Net loss	—	—	—	—	(3,631,929)	(3,631,929)
Balance, March 31, 2019	$—	18,645,360	$18,645	$68,620,537	$(47,764,497)	$20,874,685

Balance, October 1, 2017	$—	8,345,844	$8,346	$49,660,242	$(27,721,200)	$21,947,388
Issuance of common stock in registered direct offering, net of costs of $525,566	—	1,280,360	1,280	5,481,243	—	5,482,523
Issuance of common stock upon exercise of warrants	—	289,314	290	1,124,858	—	1,125,148
Issuance of common stock for services and release agreement	—	60,000	60	257,340	—	257,400
Stock-based compensation	—	—	—	290,021	—	290,021
Net loss	—	—	—	—	(3,246,166)	(3,246,166)
Balance, December 31, 2017	—	9,975,518	9,976	56,813,704	(30,967,366)	25,856,314
Issuance of common stock in registered direct offering, net of costs of $234,893	—	669,504	669	1,762,907	—	1,763,576
Issuance of common stock for services and release agreement	—	22,200	22	88,778	—	88,800
Stock-based compensation	—	—	—	214,666	—	214,666
Net loss	—	—	—	—	(4,421,650)	(4,421,650)
Balance, March 31, 2018	$—	10,667,222	$10,667	$58,880,055	$(35,389,016)	$23,501,706

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(7,506,659)	$(7,667,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of liability	—	(450,000)
Stock-based compensation expense	374,944	504,687
Issuance of common stock for services and release agreements	117,500	346,200
Depreciation	470	1,283
Changes in operating assets and liabilities:
Other receivables	818,343	—
Prepaid expenses	11,109	155,452
Accounts payable	352,642	798,042
Accrued expenses	(5,664)	32,027
Accrued compensation	(178,915)	(267,625)
Accrued interest - related parties	8,108	7,897
Due to related party	—	(27,637)
Net Cash Used In Operating Activities	(6,008,122)	(6,567,490)

Cash Flows From Financing Activities:
Proceeds from common stock warrant exercises	23,216	1,125,148
Net proceeds from registered direct offering	—	7,246,099
Net Cash Provided By Financing Activities	23,216	8,371,247

Net Change in Cash and Cash Equivalents	(5,984,906)	1,803,757
Cash and Cash Equivalents - Beginning of Period	9,184,003	3,204,108

Cash and Cash Equivalents - End of Period	$3,199,097	$5,007,865

Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest paid	$5	$193
Par value of common stock issued upon cashless exercise of warrants	$—	$17

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all of the outstanding stock of LMB by issuing shares of its common stock. The net assets acquired included identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $1,586,796 for the excess of the purchase price over the net assets.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2019, the results of its operations for the three- and six-month periods ended March 31, 2019 and 2018, and cash flows for the six-month periods ended March 31, 2019 and 2018. The operating results for the three- and six-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $6,008,122 for the six months ended March 31, 2019. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At March 31, 2019, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors and continued borrowings under related party debt agreements. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available in amounts sufficient for and on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty. In April 2019, the Company closed a registered direct offering with several institutional and accredited investors for gross proceeds of $5.3 million (see Note 8).

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee in June until commercial sales of a product subject to the license commence. There was no maintenance fee paid in each of the six-month periods ended March 31, 2019 and 2018.

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

Patent and Technology License Agreement – Mino-Wrap

On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants.  We intend to develop a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries (“Mino-Wrap”).  We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the U.S. Food and Drug Administration.

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000 which was recorded as research and development expense during the six months ended March 31, 2019. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020, that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

4. NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of March 31, 2019 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $4,105 and $4,705, respectively, for the three months ended March 31, 2019 and 2018. Interest expense on notes payable – related parties was $8,108 and $7,897, respectively, for the six months ended March 31, 2019 and 2018.

5. COMMON STOCK, STOCK OPTIONS AND WARRANTS

2017 Public Offering and Release Agreement

On November 7, 2017, the Company entered into a release agreement with the underwriter of the public offering that closed in August 2017. The Company had previously granted a right of first refusal to underwrite all equity and debt offerings for a period of twelve months following completion of the August 2017 public offering (“Right of First Refusal”). Under the release, the Company agreed to pay the underwriter $100,000 in cash and issue 60,000 shares of restricted common stock with a fair value of $257,400 in exchange for a full release from all obligations related to the Right of First Refusal. The Company expensed the $357,400 cost of the release agreement in November 2017.

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

August 2018 Offering

On August 13, 2018, Citius closed an underwritten offering of (i) 5,521,569 units, each unit consisting of one share of common stock and one immediately exercisable five-year warrant to purchase one share with an exercise price of $1.15 per share, and (ii) 2,321,569 pre-funded units, each pre-funded unit consisting of one pre-funded warrant to purchase one share and one immediately exercisable five-year warrant to purchase one share with an exercise price of $1.15 per share. The pre-funded warrants included in the pre-funded units are immediately exercisable at a price of $0.01 per share and do not expire. The offering price was $1.275 per unit and $1.265 per pre-funded unit. The net proceeds of the offering were $8,926,786. The Company issued underwriter warrants to purchase up to 549,020 shares with an exercise price of $1.59375 per share with an estimated fair value of $491,737. The underwriter warrants are exercisable following February 8, 2019 and expire on August 8, 2023. The estimated fair value of the 2,321,569 pre-funded warrants was $2,630,072, and the estimated fair value of the 7,843,138 warrants included in the units and the pre-funded units issued to the investors was $7,311,727.

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

On February 13, 2019, the Company issued 125,000 shares of common stock for investor relations services and expensed the $117,500 fair value of the common stock issued.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of March 31, 2019, there were options to purchase an aggregate of 856,039 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 5,799 shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2019, there were options to purchase an aggregate of 790,000 shares of common stock outstanding under the 2018 Plan and 1,210,000 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies through December 31, 2018. During the three months ended March 31, 2019, the Company estimated its volatility using the trading activity of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the 2014 Plan and 2018 Plan is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2018	1,601,039	$4.35	8.56 years	$173,291
Granted	45,000	0.94
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2019	1,646,039	$4.25	8.11 years	$114,886
Exercisable at March 31, 2019	772,331	$7.01	6.68 years	$93,820

Stock-based compensation expense for the six months ended March 31, 2019 and 2018 was $374,944 and $504,687, respectively.

At March 31, 2019, unrecognized total compensation cost related to unvested awards of $1,058,798 is expected to be recognized over a weighted average period of 2.0 years.

Warrants

As of March 31, 2019, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor and Placement Agent Warrants	$9.00	384,006	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	90,151	June 12, 2019 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
		12,871,623

During the six months ended March 31, 2018, 40,834 of the Financial Advisor Warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock and 272,767 of the August 2017 public offering warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

During the six months ended March 31, 2019, the 2,321,569 August 2018 Offering Pre-Funded Unit Warrants were exercised at $0.01 per share for net proceeds of $23,216.

At March 31, 2019, the weighted average remaining life of the outstanding warrants is 3.92 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $2,117,647.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2019 is as follows:

Stock plan options outstanding	1,646,039
Stock plan shares available for future grants	1,215,799
Warrants outstanding	12,871,623
Unit purchase options outstanding	201,334
Total	15,935,795

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

General and administrative expense for the six months ended March 31, 2019 and 2018 includes $20,000 and $24,000, respectively, paid to a financial consultant who is a stockholder of the Company. The consulting agreement ended in February 2019.

7. OPERATING LEASE

LMB leases office space from Akrimax (see Note 6) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which expired on April 30, 2019. Citius is in the process of negotiating a new lease for space in the same location. Rent expense for the six months ended March 31, 2019 and 2018 was $13,000 for both periods.

8. SUBSEQUENT EVENTS

On April 3, 2019, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 3,430,421 shares of common stock at $1.545 per share for gross proceeds of $5.3 million. The Company also issued 3,430,421 immediately exercisable two-year unregistered warrants to the investors. The warrants have an exercise price of $1.42 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the six months ended March 31, 2019 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Through March 31, 2019, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proposed proprietary products. On July 1, 2016, the Company announced that it was discontinuing Suprenza, its first commercial product, for strategic reasons and not due to safety or regulatory concerns, and was focusing on the Phase 3 development of Mino-Lok®, and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

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

Mino-Wrap - On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants.  We intend to develop a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries (“Mino-Wrap”).  We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the U.S. Food and Drug Administration.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared with the three months ended March 31, 2018

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$—	$—

Operating expenses:
Research and development	1,699,876	3,439,853
General and administrative	1,738,397	1,212,425
Stock-based compensation expense	203,695	214,666
Total operating expenses	3,641,968	4,866,944
Operating loss	(3,641,968)	(4,866,944)
Gain on extinguishment of liability	—	450,000
Interest income	14,144	—
Interest expense	(4,105)	(4,706)
Net loss	$(3,631,929)	$(4,421,650)

Revenues

We did not generate any revenues for the three months ended March 31, 2019 or 2018.

Research and Development Expenses

For the three months ended March 31, 2019, research and development expenses were $1,699,876 as compared to $3,439,853 during the three months ended March 31, 2018. The $1,739,977 decrease in 2019 was primarily due to expenses associated with the initiation of registration batches for Mino-Lok® in the prior quarter. Research and development costs for Mino-Lok® decreased by $1,950,147 to $1,207,212 for the three months ended March 31, 2019 as compared to $3,157,359 for the three months ended March 31, 2018. Research and development costs for our Hydro-Lido product candidate increased by $85,170 to $367,664 for the three months ended March 31, 2019 as compared to $282,494 for the three months ended March 31, 2018. We also incurred $125,000 in research and development expense related to the Mino-Wrap license agreement during the three months ended March 31, 2019. We expect that research and development expenses will increase in fiscal 2019 as we continue to focus on our Phase 3 trial for Mino-Lok® and commence our research and development efforts related to the recently acquired Mino-Wrap license agreement. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended March 31, 2019, general and administrative expenses were $1,738,397 as compared to $1,212,425 during the three months ended March 31, 2018. General and administrative expenses increased by $525,972 in comparison with the prior period. The increase was due to an increase of $50,965 in investor relations expenses, an increase of $62,000 in financial consulting expenses, an increase of $111,785 in other professional fees, an increase of $96,248 in travel, entertainment and advertising expenses, and various increases in other general and administrative expenses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2019, stock-based compensation expense was $203,695 as compared to $214,666 for the three months ended March 31, 2018. Stock-based compensation expense includes options granted to directors, employees and consultants. Stock-based compensation expense for the current quarter decreased by $10,971 as certain options have been fully expensed.

Other Income (Expense)

During the three months ended March 31, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid.

Interest income for the three months ended March 31, 2019 was $14,144 as we invested some of the proceeds from the August 2018 offering. There was no interest income for the three months ended March 31, 2018.

Interest expense for the three months ended March 31, 2019 was $4,105 compared to $4,706 for the three months ended March 31, 2018.

Net Loss

For the three months ended March 31, 2019, we incurred a net loss of $3,631,929 compared to a net loss for the three months ended March 31, 2018 of $4,421,650. The $789,721 decrease in the net loss was primarily due to the decrease of $1,739,977 in research and development expenses being offset by the $525,972 increase in general and administrative expenses and the $450,000 prior year gain on the extinguishment of a liability.

Six months ended March 31, 2019 compared with the six months ended March 31, 2018

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Revenues	$—	$—

Operating expenses:
Research and development	3,812,977	4,046,374
General and administrative	3,326,521	3,558,665
Stock-based compensation expense	374,944	504,687
Total operating expenses	7,514,442	8,109,726
Operating loss	(7,514,442)	(8,109,726)
Gain on extinguishment of liability	—	450,000
Interest income	15,891	—
Interest expense	(8,108)	(8,090)
Net loss	$(7,506,659)	$(7,667,816)

Revenues

We did not generate any revenues for the six months ended March 31, 2019 and 2018.

Research and Development Expenses

For the six months ended March 31, 2019, research and development expenses were $3,812,977 as compared to $4,046,374 during the six months ended March 31, 2018. The $233,397 decrease in 2019 was primarily due to decreased expenses related to the ongoing Phase 3 trial of Mino-Lok® which commenced during the quarter ended March 31, 2018. The decrease in research and development expenses is primarily related to expenses associated with the initiation of registration batches for MinoLok® in the prior period. Research and development costs for Mino-Lok® decreased by $517,227 to $3,201,315 for the six months ended March 31, 2019 as compared to $3,718,542 for the six months ended March 31, 2018. Research and development costs for our Hydro-Lido product candidate increased by $158,830 to $486,662 for the six months ended March 31, 2019 as compared to $327,832 for the six months ended March 31, 2018. We also incurred $125,000 in research and development expense related to the Mino-Wrap license agreement during the six months ended March 31, 2019. We expect that research and development expenses will increase in fiscal 2019 as we continue to focus on our Phase 3 trial for Mino-Lok® and commence our research and development efforts related to the recently acquired Mino-Wrap license agreement. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the six months ended March 31, 2019, general and administrative expenses were $3,326,521 as compared to $3,558,665 during the six months ended March 31, 2018. General and administrative expenses decreased by $232,144 in comparison with the prior period. The decrease was primarily due to the $357,400 in settlement costs for the termination of the right of first refusal agreement with the underwriter of our 2017 Public Offering incurred in the prior period being offset by various increases in other general and administrative expenses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2019, stock-based compensation expense was $374,944 as compared to $504,687 for the six months ended March 31, 2018. Stock-based compensation expense includes options granted to directors, employees and consultants. Stock-based compensation expense for the six months ended March 31, 2019 decreased by $129,743 as certain options have been fully expensed.

Other Income (Expense)

During the six months ended March 31, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid.

Interest income for the six months ended March 31, 2019 was $15,891 as we invested some of the proceeds from the August 2018 offering. There was no interest income for the six months ended March 31, 2018.

Interest expense for the six months ended March 31, 2019 was $8,108 compared to $8,090 for the six months ended March 31, 2018.

Net Loss

For the six months ended March 31, 2019, we incurred a net loss of $7,506,659 compared to a net loss for the six months ended March 31, 2018 of $7,667,816. The $161,157 decrease in the net loss was due to the decrease of $233,397 in research and development expenses, a decrease of $232,144 in general and administrative expenses and a decrease of $129,743 in stock-based compensation expense, offset by the $450,000 prior year gain on the extinguishment of a liability.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $7,506,659 for the six months ended March 31, 2019. At March 31, 2019, Citius had an accumulated deficit of $47,764,497. Citius’ net cash used in operations during the six months ended March 31, 2019 was $6,008,122.

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

As of March 31, 2019, Citius had a working capital deficit of $115,291. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At March 31, 2019, Citius had cash and cash equivalents of $3,199,097 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the six months ended March 31, 2019, the Company received net proceeds of $23,216 from the exercise of warrants. Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On April 3, 2019, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 3,430,421 shares of common stock at $1.545 per share for gross proceeds of $5.3 million. The Company also issued 3,430,421 immediately exercisable two-year unregistered warrants to the investors. The warrants have an exercise price of $1.42 per share.

Based on our cash and cash equivalents at March 31, 2019, and after giving effect to the April 2019 financing, we expect that we will have sufficient funds to continue our operations through September 2019. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CITIUS PHARMACEUTICALS, INC.

Date: May 15, 2019	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)