Form 10-Q
period 2019-06-30
Citius Pharmaceuticals, Inc.
filed 2019-08-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 7, 2019, there were 22,075,781 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2019

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,510,751	$9,184,003
Other receivables	—	818,343
Prepaid expenses	46,623	57,732
Total Current Assets	4,557,374	10,060,078

Property and Equipment, Net	777	1,483

Other Assets:
Deposits	—	2,167
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	20,986,796	20,988,963

Total Assets	$25,544,947	$31,050,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,430,863	$1,573,444
Accrued expenses	158,223	181,657
Accrued compensation	1,205,686	1,198,915
Accrued interest – related parties	70,100	57,854
Notes payable – related parties	172,970	172,970
Total Current Liabilities	4,037,842	3,184,840

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 22,075,781 and 16,198,791 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	22,076	16,199
Additional paid-in capital	73,655,109	68,107,323
Accumulated deficit	(52,170,080)	(40,257,838)
Total Stockholders’ Equity	21,507,105	27,865,684

Total Liabilities and Stockholders’ Equity	$25,544,947	$31,050,524

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	2,766,260	778,856	6,579,237	4,825,230
General and administrative	1,456,451	1,114,740	4,782,972	4,673,405
Stock-based compensation – general and administrative	204,002	124,398	578,946	629,085
Total Operating Expenses	4,426,713	2,017,994	11,941,155	10,127,720

Operating Loss	(4,426,713)	(2,017,994)	(11,941,155)	(10,127,720)

Other Income (Expense)
Gain on extinguishment of liability	—	—	—	450,000
Interest income	25,268	—	41,159	—
Interest expense	(4,138)	(3,900)	(12,246)	(11,990)
Total Other Income, Net	21,130	(3,900)	28,913	438,010

Net Loss	$(4,405,583)	$(2,021,894)	$(11,912,242)	$(9,689,710)

Net Loss Per Share - Basic and Diluted	$(0.20)	$(0.19)	$(0.61)	$(0.99)

Weighted Average Common Shares Outstanding
Basic and diluted	22,000,387	10,677,222	19,412,641	9,759,242

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2019

(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Stock	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2018	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684
Issuance of common stock upon exercise of warrants	—	1,600,000	1,600	14,400	—	16,000
Stock-based compensation	—	—	—	171,249		171,249
Net loss	—	—	—	—	(3,874,730)	(3,874,730)
Balance, December 31, 2018	—	17,798,791	17,799	68,292,972	(44,132,568)	24,178,203
Issuance of common stock upon exercise of warrants	—	721,569	721	6,495	—	7,216
Issuance of common stock for services	—	125,000	125	117,375	—	117,500
Stock-based compensation	—	—	—	203,695	—	203,695
Net loss	—	—	—	—	(3,631,929)	(3,631,929)
Balance, March 31, 2019	—	18,645,360	18,645	68,620,537	(47,764,497)	20,874,685
Issuance of common stock in registered direct offering, net of costs of $466,000	—	3,430,421	3,430	4,830,571	—	4,834,001
Stock-based compensation	—	—	—	204,002	—	204,002
Net loss	—	—	—	—	(4,405,583)	(4,405,583)
Balance, June 30, 2019	$—	22,075,781	$22,075	$73,655,110	$(52,170,080)	$21,507,105

Balance, October 1, 2017	$—	8,345,844	$8,346	$49,660,242	$(27,721,200)	$21,947,388
Issuance of common stock in registered direct offering, net of costs of $525,566	—	1,280,360	1,280	5,481,243	—	5,482,523
Issuance of common stock upon exercise of warrants	—	289,314	290	1,124,858	—	1,125,148
Issuance of common stock for release agreement	—	60,000	60	257,340	—	257,400
Stock-based compensation	—	—	—	290,021	—	290,021
Net loss	—	—	—	—	(3,246,166)	(3,246,166)
Balance, December 31, 2017	—	9,975,518	9,976	56,813,704	(30,967,366)	25,856,314
Issuance of common stock in registered direct offering, net of costs of $234,893	—	669,504	669	1,762,907	—	1,763,576
Issuance of common stock for services and release agreement	—	22,200	22	88,778	—	88,800
Stock-based compensation	—	—	—	214,666	—	214,666
Net loss	—	—	—	—	(4,421,650)	(4,421,650)
Balance, March 31, 2018	—	10,667,222	10,667	58,880,055	(35,389,016)	23,501,706
Issuance of common stock for services	—	10,000	10	30,990	—	31,000
Stock-based compensation	—	—	—	124,398	—	124,398
Net loss	—	—	—	—	(2,021,894)	(2,021,894)
Balance, June 30, 2018	$—	10,677,222	$10,677	$59,035,443	$(37,410,910)	$21,635,210

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(11,912,242)	$(9,689,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of liability	—	(450,000)
Stock-based compensation expense	578,946	629,085
Issuance of common stock for services and release agreements	117,500	377,200
Depreciation	706	1,518
Changes in operating assets and liabilities:
Other receivables	818,343	—
Prepaid expenses and deposits	13,276	147,118
Accounts payable	857,419	309,906
Accrued expenses	(23,434)	4,422
Accrued compensation	6,771	(127,249)
Accrued interest - related parties	12,246	11,797
Due to related party	—	(27,637)
Net Cash Used In Operating Activities	(9,530,469)	(8,813,550)

Cash Flows From Financing Activities:
Proceeds from common stock warrant exercises	23,216	1,125,148
Net proceeds from registered direct offering	4,834,001	7,246,099
Net Cash Provided By Financing Activities	4,857,217	8,371,247

Net Change in Cash and Cash Equivalents	(4,673,252)	(442,303)
Cash and Cash Equivalents - Beginning of Period	9,184,003	3,204,108

Cash and Cash Equivalents - End of Period	$4,510,751	$2,761,805

Supplemental Disclosures Of Cash Flow Information and Non-cash Transactions:
Interest paid	$—	$193
Par value of common stock issued upon cashless exercise of warrants	$—	$17

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2019, the results of its operations for the three- and nine-month periods ended June 30, 2019 and 2018, and cash flows for the nine-month periods ended June 30, 2019 and 2018. The operating results for the three- and nine-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We elected to adopt the package of practical expedients, which among other things, allows us to carry forward the historical lease classification and combine lease and non-lease components as a single lease component. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt the provisions of ASU 2016-02 in the quarter beginning October 1, 2019.This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in the recognition of a right of use asset and lease liability of approximately $1,115,000.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $9,530,469 for the nine months ended June 30, 2019. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At June 30, 2019, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The annual fee paid in June 2019 was $90,000 (at which level it will remain for as long as it is due) and the annual fee paid in June 2018 was $75,000.

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000 which was recorded as research and development expense during the nine months ended June 30, 2019. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020, that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

4. NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of June 30, 2019 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $4,138 and $3,900, respectively, for the three months ended June 30, 2019 and 2018. Interest expense on notes payable – related parties was $12,246 and $11,797, respectively, for the nine months ended June 30, 2019 and 2018.

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

On April 3, 2019, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 3,430,421 shares of common stock at $1.545 per share for gross proceeds of $5,300,001. Simultaneously, the Company also privately sold and issued 3,430,421 immediately exercisable two-year unregistered warrants to the investors with an exercise price of $1.42 per share. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $371,000 and issued the placement agent 240,130 immediately exercisable two-year warrants with an exercise price of $1.93125 per share. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $10,000 in other expenses. Net proceeds from the offering were $4,834,001. The estimated fair value of the 3,430,421 warrants issued to the investors was $2,709,467 and the estimated fair value of the 240,130 warrants issued to the placement agent was $169,854.

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

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of June 30, 2019, there were options to purchase an aggregate of 856,039 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and 5,799 shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2019, there were options to purchase an aggregate of 915,000 shares of common stock outstanding under the 2018 Plan and 1,085,000 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Due to its limited operating history and limited number of sales of its common stock, the Company estimated its volatility in consideration of a number of factors including the volatility of comparable public companies through December 31, 2018. During the six months ended June 30, 2019, the Company estimated its volatility using the trading activity of its common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the 2014 Plan and 2018 Plan is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2018	1,601,039	$4.35	8.56 years	$173,291
Granted	190,000	1.04
Exercised	—	—
Forfeited or expired	(20,000)	0.94
Outstanding at June 30, 2019	1,771,039	$4.03	8.01 years	$65,072
Exercisable at June 30, 2019	796,714	$6.92	6.42 years	$64,239

Stock-based compensation expense for the nine months ended June 30, 2019 and 2018 was $578,946 and $629,085, respectively.

At June 30, 2019, unrecognized total compensation cost related to unvested awards of $973,826 is expected to be recognized over a weighted average period of 1.8 years.

Warrants

As of June 30, 2019, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor and Placement Agent Warrants	$9.00	384,006	September 12, 2019
Investor Warrants	9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	38,771	November 20, 2020 – March 2, 2021
LMB Warrants	9.90	8,155	September 30, 2019 – January 8, 2020
LMB Warrants	20.70	17,721	November 3, 2019 – March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
Convertible Note Warrants	9.75	40,436	September 12, 2019
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investor Warrants	1.42	3,430,421	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent Warrants	1.93	240,130	April 5, 2021
		16,490,794

During the nine months ended June 30, 2018, 40,834 of the Financial Advisor Warrants were exercised on a cashless basis resulting in the issuance of 16,547 shares of common stock and 272,767 of the August 2017 public offering warrants were exercised at $4.125 per share for net proceeds of $1,125,148.

During the nine months ended June 30, 2019, the 2,321,569 August 2018 Offering Pre-Funded Unit Warrants were exercised at $0.01 per share for net proceeds of $23,216.

At June 30, 2019, the weighted average remaining life of the outstanding warrants is 3.26 years, all warrants are exercisable, and there was no aggregate intrinsic value for the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2019 is as follows:

Stock plan options outstanding	1,771,039
Stock plan shares available for future grants	1,090,799
Warrants outstanding	16,490,794
Unit purchase options outstanding	201,334
Total	19,553,966

6. RELATED PARTY TRANSACTIONS

Our Chairman of the Board, Leonard Mazur, was the cofounder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. The Company leased office space from Akrimax through April 30, 2019 (see Note 7).

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

In connection with the April 2019 Registered Direct/Private Placement Offering, Mr. Mazur purchased 1,165,048 shares of common stock at $1.545 per share and received 1,165,048 warrants with an exercise price of $1.42 per share, and Mr. Holubiak purchased 129,450 shares of common stock at $1.545 per share and received 129,450 warrants with an exercise price of $1.42 per share (See Note 5). The purchases were made on the same terms as for all other investors.

General and administrative expense for the nine months ended June 30, 2019 and 2018 includes $20,000 and $36,000, respectively, paid to a financial consultant who is a stockholder of the Company. The consulting agreement ended in February 2019.

7. OPERATING LEASE

LMB leased office space from Akrimax (see Note 6) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which expired on April 30, 2019. Rent expense for the nine months ended June 30, 2019 and 2018 was $56,063 and $19,500, respectively.

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Annual base rent for the years ending June 30, 2020, 2021, 2022, 2023, 2024, 2025 and 2026 is $152,249, $233,232, $238,091, $242,950, $247,809, $252,668 and $85,842, respectively. Citius will also pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses.

8. SUBSEQUENT EVENTS

Effective July 1, 2019, Citius entered into a 76-month lease for office space (See Note 7).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2019 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

On March 30, 2016, the Company acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”).

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

Through June 30, 2019, the Company has devoted substantially all of its efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to its proposed proprietary products. The Company is focusing on the Phase 3 development of Mino-Lok®, developing a regulatory pathway for Mino-Wrap and the Phase 2b development of Hydro-Lido for hemorrhoids. The Company has not yet realized any revenues from its planned principal operations.

Patent and Technology License Agreements

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increased over five years to $90,000, where it will remain until commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,390,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared with the three months ended June 30, 2018

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenues	$—	$—

Operating expenses:
Research and development	2,766,260	778,856
General and administrative	1,456,451	1,114,740
Stock-based compensation expense	204,002	124,398
Total operating expenses	4,426,713	2,017,994
Operating loss	(4,426,713)	(2,017,994)
Interest income	25,268	—
Interest expense	(4,138)	(3,900)
Net loss	$(4,405,583)	$(2,021,894)

Revenues

We did not generate any revenues for the three months ended June 30, 2019 or 2018.

Research and Development Expenses

For the three months ended June 30, 2019, research and development expenses were $2,766,260 as compared to $778,856 during the three months ended June 30, 2018. The $1,987,404 increase in 2019 was primarily due to an increase in expenses for Mino-Lok®. Research and development costs for Mino-Lok® increased by $1,648,038 to $2,370,800 for the three months ended June 30, 2019 as compared to $722,762 for the three months ended June 30, 2018. Research and development costs for our Hydro-Lido product candidate increased by $339,366 to $395,460 for the three months ended June 30, 2019 as compared to $56,094 for the three months ended June 30, 2018. We expect that research and development expenses will increase in fiscal 2019 as we continue to focus on our Phase 3 trial for Mino-Lok® and commence our research and development efforts related to Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended June 30, 2019, general and administrative expenses were $1,456,451 as compared to $1,114,740 during the three months ended June 30, 2018. General and administrative expenses increased by $341,711 in comparison with the prior period. The increase was primarily due to an increase of $111,054 in investor relations expenses, an increase of $216,308 in compensation costs and an increase in rent of $36,563. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2019, stock-based compensation expense was $204,002 as compared to $124,398 for the three months ended June 30, 2018. Stock-based compensation expense includes options granted to directors, employees and consultants. Stock-based compensation expense for the most recently completed quarter increased by $79,604 as the Company granted new options under the 2018 Omnibus Stock Incentive Plan.

Other Income (Expense)

Interest income for the three months ended June 30, 2019 was $25,268 as we invested some of the proceeds from the April 2019 offering. There was no interest income for the three months ended June 30, 2018.

Interest expense on notes payable – related parties for the three months ended June 30, 2019 was $4,138 compared to $3,900 for the three months ended June 30, 2018.

Net Loss

For the three months ended June 30, 2019, we incurred a net loss of $4,405,583 compared to a net loss for the three months ended June 30, 2018 of $2,021,894. The $2,383,689 increase in the net loss was primarily due to the increase of $1,987,404 in research and development expenses.

Nine months ended June 30, 2019 compared with the nine months ended June 30, 2018

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Revenues	$—	$—

Operating expenses:
Research and development	6,579,237	4,825,230
General and administrative	4,782,972	4,673,405
Stock-based compensation expense	578,946	629,085
Total operating expenses	11,941,155	10,127,720
Operating loss	(11,941,155)	(10,127,720)
Gain on extinguishment of liability	—	450,000
Interest income	41,159	—
Interest expense	(12,246)	(11,990)
Net loss	$(11,912,242)	$(9,689,710)

Revenues

We did not generate any revenues for the nine months ended June 30, 2019 and 2018.

Research and Development Expenses

For the nine months ended June 30, 2019, research and development expenses were $6,579,237 as compared to $4,825,230 during the nine months ended June 30, 2018. The $1,754,007 increase in 2019 was primarily due to increased expenses related to the ongoing Phase 3 trial of Mino-Lok® which commenced during the quarter ended March 31, 2018. Research and development costs for Mino-Lok® increased by $1,130,811 to $5,572,115 for the nine months ended June 30, 2019 as compared to $4,441,304 for the nine months ended June 30, 2018. Research and development costs for our Hydro-Lido product candidate increased by $498,196 to $882,122 for the nine months ended June 30, 2019 as compared to $383,926 for the nine months ended June 30, 2018. We also incurred $125,000 in research and development expense related to the Mino-Wrap license agreement during the nine months ended June 30, 2019. We expect that research and development expenses will continue to increase as we focus on our Phase 3 trial for Mino-Lok® and commence our research and development efforts related to Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the nine months ended June 30, 2019, general and administrative expenses were $4,782,972 as compared to $4,673,405 during the nine months ended June 30, 2018. General and administrative expenses increased by $109,567 in comparison with the prior period. The increase was primarily due to an increase in compensation costs of $414,683 being offset by the $357,400 in settlement costs for the termination of the right of first refusal agreement with the underwriter of our 2017 Public Offering incurred in the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2019, stock-based compensation expense was $578,946 as compared to $629,085 for the nine months ended June 30, 2018, representing a decrease of $50,139 as certain options have been fully expensed. Stock-based compensation expense includes options granted to directors, employees and consultants.

Other Income (Expense)

During the nine months ended June 30, 2018, the Company recorded a $450,000 gain on the extinguishment of a liability. The Company reversed an accrual for certain research and development expenses that was recorded in a prior year that will not be paid.

Interest income for the nine months ended June 30, 2019 was $41,159 as we invested some of the proceeds from our recent offerings. There was no interest income for the nine months ended June 30, 2018.

Interest expense on notes payable – related parties and credit cards for the nine months ended June 30, 2019 was $12,246 compared to $11,990 for the nine months ended June 30, 2018.

Net Loss

For the nine months ended June 30, 2019, we incurred a net loss of $11,912,242 compared to a net loss for the nine months ended June 30, 2018 of $9,689,710. The $2,222,532 increase in the net loss was primarily due to the increase of $1,754,007 in research and development expenses and the decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $11,912,242 for the nine months ended June 30, 2019. At June 30, 2019, Citius had an accumulated deficit of $52,170,080. Citius’ net cash used in operations during the nine months ended June 30, 2019 was $9,530,469.

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

As of June 30, 2019, Citius had $519,532 in working capital. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At June 30, 2019, Citius had cash and cash equivalents of $4,510,751 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. During the nine months ended June 30, 2019, the Company received net proceeds of $4,857,217 from financing activities. Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On April 3, 2019, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 3,430,421 shares of common stock at $1.545 per share for gross proceeds of $5.3 million. Simultaneously, the Company also privately sold and issued 3,430,421 immediately exercisable two-year unregistered warrants to the investors. The warrants have an exercise price of $1.42 per share.

Based on our cash and cash equivalents at June 30, 2019, we expect that we will have sufficient funds to continue our operations through September 2019. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Inflation

Our management believes that inflation has not had a material effect on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2019, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CITIUS PHARMACEUTICALS, INC.

Date: August 14, 2019	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)