Form 10-Q
period 2019-12-31
Citius Pharmaceuticals, Inc.
filed 2020-02-13
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

As of February 7, 2020, there were 31,493,389 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2019

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2019	2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,779,650	$7,893,804
Prepaid expenses	55,747	48,111
Total Current Assets	2,835,397	7,941,915

Property and equipment, net	413	590

Operating lease right-of-use asset, net	1,103,155	—

Other Assets:
Deposits	57,093	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	21,043,889	21,043,889

Total Assets	$24,982,854	$28,986,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,547,261	$2,713,542
Accrued expenses	209,118	246,225
Accrued compensation	1,475,983	1,400,688
Accrued interest – related parties	78,288	74,297
Notes payable – related parties	172,970	172,970
Operating lease liability	146,244	—
Total Current Liabilities	3,629,864	4,607,722

Operating lease liability – non current	976,198	—
Total Liabilities	4,606,062	4,607,722

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 30,177,674 and 28,930,493 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	30,178	28,930
Additional paid-in capital	80,488,966	80,169,724
Accumulated deficit	(60,142,352)	(55,819,982)
Total Stockholders’ Equity	20,376,792	24,378,672

Total Liabilities and Stockholders’ Equity	$24,982,854	$28,986,394

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2019	2018

Revenues	$—	$—

Operating Expenses
Research and development	2,664,546	2,113,101
General and administrative	1,562,995	1,588,124
Stock-based compensation – general and administrative	220,384	171,249
Total Operating Expenses	4,447,925	3,872,474

Operating Loss	(4,447,925)	(3,872,474)

Other Income (Expense)
Other income	110,207	—
Interest income	19,339	1,747
Interest expense	(3,991)	(4,003)
Total Other Income (Expense), Net	125,555	(2,256)

Net Loss	$(4,322,370)	$(3,874,730)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.22)

Weighted Average Common Shares Outstanding
Basic and diluted	29,197,980	17,764,008

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Stock	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2019	$—	28,930,493	$28,930	$80,169,724	$(55,819,982)	$24,378,672
Issuance of common stock upon exercise of warrants	—	1,060,615	1,061	(955)	—	106
Issuance of common stock for services	—	186,566	187	99,813	—	100,000
Stock-based compensation expense	—	—	—	220,384	—	220,384
Net loss	—	—	—	—	(4,322,370)	(4,322,370)
Balance, December 31, 2019	$—	30,177,674	$30,178	$80,488,966	$(60,142,352)	$20,376,792

Balance, October 1, 2018	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684
Issuance of common stock upon exercise of warrants	—	1,600,000	1,600	14,400	—	16,000
Stock-based compensation expense	—	—	—	171,249	—	171,249
Net loss	—	—	—	—	(3,874,730)	(3,874,730)
Balance, December 31, 2018	$—	17,798,791	$17,799	$68,292,972	$(44,132,568)	$24,178,203

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(4,322,370)	$(3,874,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	220,384	171,249
Issuance of common stock for services	100,000	—
Amortization of operating lease right-of-use asset	34,569	—
Depreciation	177	235
Changes in operating assets and liabilities:
Other receivables	—	818,343
Prepaid expenses	(7,636)	11,109
Accounts payable	(1,166,281)	509,988
Accrued expenses	(37,107)	18,773
Accrued compensation	75,295	182,500
Accrued interest - related parties	3,991	4,003
Operating lease liability	(15,282)	—
Net Cash Used In Operating Activities	(5,114,260)	(2,158,530)

Cash Flows From Financing Activities:
Proceeds from common stock warrant exercises	106	16,000
Net Cash Provided By Financing Activities	106	16,000

Net Change in Cash and Cash Equivalents	(5,114,154)	(2,142,530)
Cash and Cash Equivalents - Beginning of Period	7,893,804	9,184,003

Cash and Cash Equivalents - End of Period	$2,779,650	$7,041,473

Supplemental Disclosures Of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$1,137,724	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2019, the results of its operations and cash flows for the three-month periods ended December 31, 2019 and 2018, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU 2016-02 effective October 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified one operating lease arrangement in which it is a lessee. The adoption of this ASU resulted in the recognition of a right-of-use asset and lease liability of $1,137,724.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on October 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

There have been no other recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

Use of Estimates — Our accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include stock-based compensation, accounting for leases, valuation of warrants, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $5,114,260 for the three months ended December 31, 2019. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At December 31, 2019, the Company had a working capital deficit of $794,467.  The Company estimates cash resources, including proceeds in January 2020 from the cash exercise of warrants issued in September 2019, will be sufficient to fund its operations into the third quarter of fiscal year 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits or, in the event the licensed product is not subject to a valid patent claim, the royalty is reduced to mid- to lower-single digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less than 12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Unless earlier terminated by NAT, based on the failure by the Company to achieve certain development and commercial milestones or for various breaches by the Company, the license agreement remains in effect until the date that all patents licensed under the agreement have expired and all patent applications within the licensed patent rights have been cancelled, withdrawn or expressly abandoned.

Patent and Technology License Agreement – Mino-Wrap

On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants.  We intend to develop a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries (“Mino-Wrap”).  We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the U.S. Food and Drug Administration (“FDA”).

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000 which was recorded as research and development expense during the year ended September 30, 2019. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020, which increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

4. NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of December 31, 2019 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,991 and $4,003, respectively, for the three months ended December 31, 2019 and 2018.

5. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Registered Direct/Private Placement Offerings

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

Common Stock Issued for Services

On February 13, 2019, the Company issued 125,000 shares of common stock for investor relations services and expensed the $117,500 fair value of the common stock issued.

On September 16, 2019, the Company issued 94,097 shares of common stock for investor relations services and expensed the $94,097 fair value of the common stock issued.

On November 4, 2019, the Company issued 186,566 shares of common stock for strategic consulting and corporate development services and expensed the $100,000 fair value of the common stock issued.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of December 31, 2019, there were options to purchase an aggregate of 861,838 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2019, there were options to purchase an aggregate of 1,890,000 shares of common stock outstanding under the 2018 Plan and 110,000 shares available for future grants.

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

A summary of option activity under the 2014 Plan and 2018 Plan is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2019	1,771,039	$4.03
Granted	980,799	0.67
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2019	2,751,838	$2.831	8.3 years	$416,892
Exercisable at December 31, 2019	1,199,509	$5.18	6.9 years	$67,461

On October 8, 2019, the Board of Directors granted stock options to purchase a total of 705,799 shares to employees, 125,000 shares to directors and 125,000 shares to consultants at $0.67 per share. On October 28, 2019, the Board of Directors granted stock options to purchase a total of 25,000 shares to a consultant at $0.55 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended December 31, 2019 and 2018 was $220,384 and $171,249, respectively.

At December 31, 2019, unrecognized total compensation cost related to unvested awards of $1,208,053 is expected to be recognized over a weighted average period of 1.9 years.

Warrants

As of December 31, 2019, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	202,469	March 19, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	38,771	November 20, 2020 – March 2, 2021
LMB Warrants	9.90	4,985	January 8, 2020
LMB Warrants	20.70	2,668	March 6, 2020
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	669,504	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investor Warrants	1.42	3,430,421	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent Warrants	1.93	240,130	April 5, 2021
September 2019 Offering Investor Warrants	0.77	7,821,230	September 27, 2024
September 2019 Offering Underwriter Warrants	1.12	547,486	September 27, 2024
		24,416,845

During the three months ended December 31, 2018, 1,600,000 of the August 2018 Offering Pre-Funded Unit Warrants were exercised at $0.01 per share for net proceeds of $16,000.

During the three months ended December 31, 2019, 1,060,615 of the September 2019 Offering Pre-Funded Unit Warrants were exercised at $0.0001 per share for net proceeds of $106.

At December 31, 2019, the weighted average remaining life of the outstanding warrants is 3.49 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $1,955,308.

Common Stock Reserved

A summary of common stock reserved for future issuances as of December 31, 2019 is as follows:

Stock plan options outstanding	2,751,838
Stock plan shares available for future grants	110,000
Warrants outstanding	24,416,845
Unit purchase options outstanding	201,334
Total	27,480,017

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

The Company has outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

In connection with the April 2019 registered direct/private placement offering (See Note 5), Mr. Mazur purchased 1,165,048 shares of common stock at $1.545 per share and received 1,165,048 warrants with an exercise price of $1.42 per share, and Mr. Holubiak purchased 129,450 shares of common stock at $1.545 per share and received 129,450 warrants with an exercise price of $1.42 per share. The purchases were made on the same terms as for all other investors.

In connection with the September 2019 offering (See Note 5), Mr. Mazur purchased 2,234,700 shares of common stock at $0.8951 per share and received 2,234,700 warrants exercisable at $0.77 per share, and Mr. Holubiak purchased 558,597 shares of common stock at $0.8951 per share and received 558,597 warrants exercisable at $0.77 per share. The purchases were made on the same terms as for all other investors.

7. OPERATING LEASE

LMB leased office space from Akrimax (see Note 6) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which expired on April 30, 2019. Rent expense for the three months ended December 31, 2018 was $6,501.

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ.

As of September 30, 2019, minimum future lease payments under non-cancellable leases (consisting of the Cranford lease only) were as follows:

Year Ending September 30,
2020	$210,557
2021	234,447
2022	239,306
2023	244,165
2024	249,024
Thereafter	275,343
Total	$1,452,842

Citius will also pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on electing the remaining lease term as of the adoption date.
●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.
●	The expected lease terms include noncancelable lease periods

The elements of lease expense are as follows:

Lease cost	Three Months Ended December 31, 2019
Operating lease cost	$57,349
Short-term lease cost	—
Variable lease cost	—
Total lease cost	$57,349

Other information
Weighted-average remaining lease term - operating leases	5.8 Years
Weighted-average discount rate - operating leases	8.0%

Maturities of lease liabilities due under the Company’s current Cranford lease as of December 31, 2019 is as follows:

Leases	As of December 31, 2019
2020 (excluding the 3 months ended December 31, 2019)	$172,494
2021	234,447
2022	239,306
2023	244,165
2024	249,024
Thereafter	275,343
Total lease payments	1,414,779
Less: interest	(292,337)
Present value of lease liabilities	$1,122,442

Leases	Classification	As of December 31, 2019
Assets
Lease asset	Operating	$1,103,155
Total lease assets		$1,103,155

Liabilities
Current	Operating	$146,244
Non-current	Operating	976,198
Total lease liabilities		$1,122,442

Interest expense on the lease liability was $22,780 for the three months ended December 31, 2019.

8. FDA REFUND

In November 2019, the Company received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the three months ended December 31, 2019.

9. SUBSEQUENT EVENTS

Nasdaq Listing

On October 30, 2019, Citius had received notice from The Nasdaq Stock Market, (“NASDAQ”), indicating that, because the closing bid price for the common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the $1.00 minimum bid price requirement for continued listing. On January 31, 2020, Citius received notice from NASDAQ stating that because the closing bid price of the Company’s common stock was $1.00 per share or greater for 10 consecutive business days, the Company had regained compliance with the Listing Rule requirements of NASDAQ.

Warrant Exercises

In January 2020, investors who participated in the September 2019 Offering exercised 1,315,715 warrants to purchase 1,315,715 shares of common stock. The exercise price of each warrant was $0.77 per share resulting in net proceeds of $1,013,101 to the Company.

Annual Meeting

On February 10, 2020, the Company’s stockholders approved the 2020 Omnibus Stock Incentive Plan (“2020 Stock Plan”). The 2020 Stock Plan authorizes a maximum of 3,110,000 shares. The 2020 Stock Plan provides incentives to employees, directors, and consultants of the Company in form of granting an option, SAR, dividend equivalent right, restricted stock, restricted stock unit, or other right or benefit under the 2020 Stock Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2019 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting important medical needs with a focus on anti-infective products in adjunct cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary and on March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary.

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

Through December 31, 2019, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reduction tissue expander infections following breast reconstructive surgeries; and Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids. We believe these unique markets for our products are large, growing, and underserved by the current prescription products or procedures.

Patent and Technology License Agreements

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license commence. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits or, in the event the licensed product is not subject to a valid patent claim, the royalty is reduced to mid- to lower-single digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Mino-Wrap - On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants.  We intend to develop a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries (“Mino-Wrap”).  We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the Food and Drug Administration (“FDA”).

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

RESULTS OF OPERATIONS

Three months ended December 31, 2019 compared with the three months ended December 31, 2018

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Revenues	$—	$—

Operating expenses:
Research and development	2,664,546	2,113,101
General and administrative	1,562,995	1,588,124
Stock-based compensation expense	220,384	171,249
Total operating expenses	4,447,925	3,872,474
Operating loss	(4,447,925)	(3,872,474)
Interest income	19,339	1,747
Other income	110,207	—
Interest expense	(3,991)	(4,003)
Net loss	$(4,322,370)	$(3,874,730)

Revenues

We did not generate any revenues for the three months ended December 31, 2019 or 2018.

Research and Development Expenses

For the three months ended December 31, 2019, research and development expenses were $2,664,546 as compared to $2,113,101 during the three months ended December 31, 2018, an increase of $551,445. Research and development costs for Mino-Lok® increased by $118,902 to $2,113,005 for the three months ended December 31, 2019 as compared to $1,994,103 for the three months ended December 31, 2018. Research and development costs for our Halo-Lido product candidate increased by $431,043 to $550,041 for the three months ended December 31, 2019 as compared to $118,998 for the three months ended December 31, 2018. We incurred $1,500 in research and development costs on our Mino-Wrap in the three months ended December 31, 2019. We expect that research and development expenses will continue to increase in fiscal 2020 as we continue to focus on our Phase 3 trial for Mino-Lok® and commence our research and development efforts related to Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

On December 19, 2019, the Company announced a positive outcome of the pre-specified interim futility analysis for the Phase 3 clinical trial of Mino-Lok® versus the standard-of-care antibiotic locks. The analysis was conducted by the Mino-Lok trial Data Monitoring Committee (“DMC”), an independent panel of experts charged with periodically monitoring the safety and efficacy of the progress of the pivotal trial. The Company reached and completed the prespecified 40% enrollment required for the interim futility analysis in late September and, based on the analysis of the data and recommendations of the DMC, will proceed with the current trial as planned. Topline data from the superior efficacy interim analysis, the next major milestone in the Mino-Lok trial, is expected in the first half of 2020.

General and Administrative Expenses

For the three months ended December 31, 2019, general and administrative expenses were $1,562,995 as compared to $1,588,124 during the three months ended December 31, 2018. General and administrative expenses decreased by $25,129 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2019, stock-based compensation expense was $220,384 as compared to $171,249 for the three months ended December 31, 2018. Stock-based compensation expense includes options granted to directors, employees and consultants. Stock-based compensation expense for the most recently completed quarter increased by $49,135 as the Company granted new options this quarter under its stock option plans.

Other Income (Expense)

Interest income for the three months ended December 31, 2019 was $19,339 compared to interest income of $1,747 for the prior period. We have invested some of the proceeds of our recent equity offerings in money market accounts.

In November 2019, we received an additional $110,207 refund from the Food and Drug Administration (“FDA”) for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the three months ended December 31, 2019.

Interest expense on notes payable – related parties for the three months ended December 31, 2019 was $3,991 compared to $4,003 for the three months ended December 31, 2018.

Net Loss

For the three months ended December 31, 2019, we incurred a net loss of $4,322,370 compared to a net loss for the three months ended December 31, 2018 of $3,874,730. The $447,640 increase in the net loss was primarily due to the increase of $551,445 in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $4,322,370 for the three months ended December 31, 2019. At December 31, 2019, Citius had an accumulated deficit of $60,142,352. Citius’ net cash used in operations during the three months ended December 31, 2019 was $5,114,260.

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

As of December 31, 2019, Citius had a working capital deficit of $794,467. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At December 31, 2019, Citius had cash and cash equivalents of $2,779,650 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

In January 2020, investors who participated in the September 2019 Offering exercised 1,315,715 warrants to purchase 1,315,715 shares of common stock. The exercise price of each warrant was $0.77 per share resulting in net proceeds of $1,013,101 to the Company.

Based on our cash and cash equivalents at December 31, 2019 and the proceeds from the January 2020 warrant exercises, we expect that we will have sufficient funds to continue our operations through March 2020. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 as filed with the SEC.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2019, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 16, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on December 20, 2019).
10.2	Form of Notice of Stock Option Grant and Stock Option Award Agreement.*
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 13, 2020	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2020	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)