Form 10-Q
period 2020-03-31
Citius Pharmaceuticals, Inc.
filed 2020-05-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of May 11, 2020, there were 38,128,062 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2020

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiaries, Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., taken as a whole.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$4,339,072	$7,893,804
Prepaid expenses	53,664	48,111
Total Current Assets	4,392,736	7,941,915

Property and equipment, net	236	590

Operating lease right-of-use asset, net	1,055,877	—

Other Assets:
Deposits	57,093	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	1,586,796	1,586,796
Total Other Assets	21,043,889	21,043,889

Total Assets	$26,492,738	$28,986,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,524,360	$2,713,542
Accrued expenses	149,991	246,225
Accrued compensation	1,031,876	1,400,688
Accrued interest – related parties	82,268	74,297
Notes payable – related parties	172,970	172,970
Operating lease liability	150,411	—
Total Current Liabilities	3,111,876	4,607,722

Operating lease liability – non current	937,155	—
Total Liabilities	4,049,031	4,607,722

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 38,078,062 and 28,930,493 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	38,078	28,930
Additional paid-in capital	86,972,950	80,169,724
Accumulated deficit	(64,567,321)	(55,819,982)
Total Stockholders’ Equity	22,443,707	24,378,672

Total Liabilities and Stockholders’ Equity	$26,492,738	$28,986,394

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	2,015,940	1,699,876	4,680,486	3,812,977
General and administrative	2,258,322	1,738,397	3,821,317	3,326,521
Stock-based compensation – general and administrative	158,833	203,695	379,217	374,944
Total Operating Expenses	4,433,095	3,641,968	8,881,020	7,514,442

Operating Loss	(4,433,095)	(3,641,968)	(8,881,020)	(7,514,442)

Other Income (Expense)
Other income	—	—	110,207	—
Interest income	12,106	14,144	31,445	15,891
Interest expense	(3,980)	(4,105)	(7,971)	(8,108)
Total Other Income, Net	8,126	10,039	133,681	7,783

Net Loss	$(4,424,969)	$(3,631,929)	$(8,747,339)	$(7,506,659)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.20)	$(0.28)	$(0.41)

Weighted Average Common Shares Outstanding
Basic and diluted	34,318,761	18,481,411	31,744,379	18,118,768

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Stock	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2019	$—	28,930,493	$28,930	$80,169,724	$(55,819,982)	$24,378,672
Issuance of common stock upon exercise of warrants	—	1,060,615	1,061	(955)	—	106
Issuance of common stock for services	—	186,566	187	99,813	—	100,000
Stock-based compensation expense	—	—	—	220,384	—	220,384
Net loss	—	—	—	—	(4,322,370)	(4,322,370)
Balance, December 31, 2019	—	30,177,674	30,178	80,488,966	(60,142,352)	20,376,792
Issuance of common stock upon exercise of warrants	—	7,614,388	7,614	6,019,417	—	6,027,031
Issuance of common stock for services	—	286,000	286	305,734	—	306,020
Stock-based compensation expense	—	—	—	158,833	—	158,833
Net loss	—	—	—	—	(4,424,969)	(4,424,969)
Balance, March 31, 2020	$—	38,078,062	$38,078	$86,972,950	$(64,567,321)	$22,443,707

Balance, October 1, 2018	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684
Issuance of common stock upon exercise of warrants	—	1,600,000	1,600	14,400	—	16,000
Stock-based compensation expense	—	—	—	171,249		171,249
Net loss	—	—	—	—	(3,874,730)	(3,874,730)
Balance, December 31, 2018	—	17,798,791	17,799	68,292,972	(44,132,568)	24,178,203
Issuance of common stock upon exercise of warrants	—	721,569	721	6,495	—	7,216
Issuance of common stock for services		125,000	125	117,375	—	117,500
Stock-based compensation expense	—	—	—	203,695	—	203,695
Net loss	—	—	—	—	(3,631,929)	(3,631,929)
Balance, March 31, 2019	$—	18,645,360	$18,645	$68,620,537	$(47,764,497)	$20,874,685

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(8,747,339)	$(7,506,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	379,217	374,944
Issuance of common stock for services and release agreements	406,020	117,500
Amortization of operating lease right-of-use asset	81,847	—
Depreciation	354	470
Changes in operating assets and liabilities:
Other receivables	—	818,343
Prepaid expenses	(5,553)	11,109
Accounts payable	(1,189,182)	352,642
Accrued expenses	(96,234)	(5,664)
Accrued compensation	(368,812)	(178,915)
Accrued interest - related parties	7,971	8,108
Operating lease liability	(50,158)	—
Net Cash Used In Operating Activities	(9,581,869)	(6,008,122)

Cash Flows From Financing Activities:
Net proceeds from common stock warrant exercises	6,027,137	23,216
Net Cash Provided By Financing Activities	6,027,137	23,216

Net Change in Cash and Cash Equivalents	(3,554,732)	(5,984,906)
Cash and Cash Equivalents - Beginning of Period	7,893,804	9,184,003

Cash and Cash Equivalents - End of Period	$4,339,072	$3,199,097

Supplemental Disclosures Of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$1,137,724	$—
Interest paid	$—	$5

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2020, the results of its operations for the three- and six-month periods ended March 31, 2020 and 2019, and cash flows for the six months ended March 31, 2020 and 2019. The operating results for the three- and six-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU No’s. 2018-01, 2018-10, 2018-11 and 2018-20 and in 2019 issued 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU 2016-02 effective October 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified one operating lease arrangement in which it is a lessee. The adoption of this ASU resulted in the recognition of a right-of-use asset and lease liability of $1,137,724.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on October 1, 2019 and it did not have a material effect on the Company’s financial position, results of operations or disclosures.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12 Simplifications to Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. ASU 2019-12 is effective for all entities for fiscal years beginning after December 15, 2020, and earlier adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $9,581,869 for the six months ended March 31, 2020. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At March 31, 2020, the Company had working capital of $1,280,860 to fund its operations.  The Company estimates that its cash resources will be sufficient to fund its operations into the third quarter of fiscal year 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The annual fee paid in June 2019 was $90,000 (at which level it will remain for as long as it is due).

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000, which was recorded as research and development expense during the six months ended March 31, 2019. During the six months ended March 31, 2020, we paid an annual maintenance fee of $30,000. The annual maintenance fee increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

Option to License Novel Stem-Cell Therapy for Acute Respiratory Distress Syndrome (ARDS)

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) whereby for the duration of the option agreement we will have the exclusive opportunity to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome (ARDS). The option exercise period runs for six months, during which period, if and when we exercise the option, we and Novellus must negotiate a mutually acceptable definitive license agreement. The option agreement contains the agreed upon financial terms for the license. Novellus also agreed to allow us access to such records as we deem necessary for our due diligence to determine whether to exercise the option. In April we paid Novellus $100,000 for the option.

Our Board Chairman Leonard Mazur, who is also our largest stockholder, is a director and significant shareholder of Novellus. As required by our Code of Ethics, the Audit Committee of our Board of Directors considered the potential conflict of interest of Mr. Mazur in the transaction with Novellus and on March 31, 2020 approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

4. NOTES PAYABLE – RELATED PARTIES

The aggregate principal balance as of March 31, 2020 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,980 and $4,105, respectively, for the three months ended March 31, 2020 and 2019. Interest expense on notes payable – related parties was $7,971 and $8,108, respectively, for the six months ended March 31, 2020 and 2019.

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

On February 10, 2020, the Company issued 150,000 shares of common stock for investor relations services and 136,000 shares of common stock for general advisory and business development advisory services. The Company expensed the $306,020 fair value of the common stock issued.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of March 31, 2020, there were options to purchase an aggregate of 861,838 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of March 31, 2020, there were options to purchase an aggregate of 1,890,000 shares of common stock outstanding under the 2018 Plan and no shares available for future grants.

On February 10, 2020, the Company’s stockholders approved the 2020 Omnibus Stock Incentive Plan (“2020 Stock Plan”). The 2020 Stock Plan authorizes a maximum of 3,110,000 shares. The 2020 Stock Plan provides incentives to employees, directors, and consultants of the Company in form of granting an option, SAR, dividend equivalent right, restricted stock, restricted stock unit, or other right or benefit under the 2020 Stock Plan. As of March 31, 2020, there were no grants outstanding under the 2020 Plan and 3,110,000 shares available for future grants.

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

A summary of option activity under the Company’s stock option plans is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2019	1,771,039	$4.03
Granted	980,799	0.67
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2020	2,751,838	$2.831	8.1 years	$40,092
Exercisable at March 31, 2020	1,224,925	$5.13	6.7 years	$38,842

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

Stock-based compensation expense for the six months ended March 31, 2020 and 2019 was $379,217 and $374,944, respectively.

At March 31, 2020, unrecognized total compensation cost related to unvested awards of $937,912 is expected to be recognized over a weighted average period of 1.7 years.

Warrants

As of March 31, 2020, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	169,135	April 22, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	38,771	November 20, 2020 – March 2, 2021
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investor Warrants	1.42	1,294,498	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent Warrants	1.93	240,130	April 5, 2021
September 2019 Offering Investor Warrants	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter Warrants	1.12	547,486	September 27, 2024
February 2020 Exercise Agreement Warrants	1.02	6,298,673	August 19, 2025
February 2020 Exercise Agreement Placement Agent Warrants	1.28	440,907	August 19, 2025
		23,501,050

During the six months ended March 31, 2019, 2,321,569 August 2018 Offering Pre-Funded Unit Warrants were exercised at $0.01 per share for net proceeds of $23,216.

In December 2019, 1,060,615 of the September 2019 Offering Pre-Funded Unit Warrants were exercised at $0.0001 per share for net proceeds of $106.

In January 2020, 1,315,715 of the September 2019 Offering Investor Warrants were exercised at $0.77 per share for net proceeds of $1,013,101.

On February 14, 2020, the Company entered into a warrant exercise agreement for an aggregate of 3,712,218 shares of common stock having an existing exercise price of $0.77 and 2,586,455 shares of common stock at a reduced exercise price of $1.02. In consideration for the exercise of the warrants for cash, the exercising holders received new unregistered warrants to purchase 6,298,673 shares of common stock at an exercise price of $1.02 per share, exercisable six months after issuance and which have a term of exercise equal to five years. The offering closed on February 19, 2020 and net proceeds were $5,013,930 after placement agent fees and offering expenses. The Company also issued warrants to purchase 440,907 shares to the placement agent. The placement agent warrants have identical terms to the investor warrant except that the exercise price is $1.275 per share. The estimated fair value of the 6,298,673 warrants issued to the investors was $5,360,465 and the estimated fair value of the 440,907 warrants issued to the placement agent was $367,022.

At March 31, 2020, the weighted average remaining life of the outstanding warrants is 3.79 years, all warrants are exercisable except for the February 2020 warrants, and there was no aggregate intrinsic value of the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2020 is as follows:

Stock plan options outstanding	2,751,838
Stock plan shares available for future grants	3,110,000
Warrants outstanding	23,501,050
Unit purchase options outstanding	201,334
Total	29,564,222

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

Leonard Mazur is a director and significant shareholder of Novellus, Inc. On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus (See Note 3).

7. OPERATING LEASE

LMB leased office space from Akrimax (see Note 6) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which expired on April 30, 2019. Rent expense for the six months ended March 31, 2019 was $13,000.

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ.

Citius will also pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2020
Operating lease cost	$126,844
Variable lease cost	—
Total lease cost	$126,844

Other information
Weighted-average remaining lease term - operating leases	5.6 Years
Weighted-average discount rate - operating leases	8.0

Maturities of lease liabilities due under the Company’s non-cancellable leases as of March 31, 2020 is as follows:

Year Ending September 30,	March 31, 2020
2020 (excluding the 6 months ended March 31, 2020)	$115,401
2021	234,447
2022	239,306
2023	244,165
2024	249,024
Thereafter	275,343
Total lease payments	1,357,686
Less: interest	(270,120)
Present value of lease liabilities	$1,087,566

Leases	Classification	March 31, 2020
Assets
Lease asset	Operating	$1,055,877
Total lease assets		$1,055,877

Liabilities
Current	Operating	$150,411
Non-current	Operating	937,155
Total lease liabilities		$1,087,566

Interest expense on the lease liability was $44,997 for the six months ended March 31, 2020.

8. FDA REFUND

In November 2019, the Company received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the six months ended March 31, 2020.

9. SUBSEQUENT EVENTS

Nasdaq Listing

On April 1, 2020, Citius received notice from The Nasdaq Stock Market, (“Nasdaq”), indicating that, because the closing bid price for the common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the $1.00 minimum bid price requirement for continued listing.

The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock or its warrants to purchase common stock under the symbols “CTXR” and “CTXRW,” respectively. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

On April 17, 2020, Citius received notice from Nasdaq stating due to the market conditions caused by the COVID-19 health crisis, the period to regain compliance for Nasdaq listing has been extended to December 14, 2020.

If the Company does not regain compliance, the Company may be eligible for an additional grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. If the Company meets these requirements, the Nasdaq staff will grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

Paycheck Protection Program

On April 12, 2020, due to the business disruption caused by the COVID-19 health crisis, the Company applied for a forgivable loan through the Small Business Association’s Paycheck Protection Program (the “PPP”). In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and a portion of the loan may be forgiven if it is used to pay qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. On April 15, 2020, the Company received funding in the amount of $164,583 from the Paycheck Protection Program through its bank.

Registered Direct Offering

On May 14, 2020, the Company announced that it had entered into definitive agreements with several institutional and accredited investors for the purchase of an aggregate of 7,058,824 shares of its common stock, at a purchase price per share of $1.0625 for gross proceeds of $7,500,001 million, in a registered direct offering priced at-the-market under Nasdaq rules. Additionally, the Company also agreed to issue to the investors unregistered immediately exercisable warrants to purchase up to 3,529,412 shares of its common stock with an exercise price of $1.00 per share and a term of five and one-half years. The offering is expected to close on May 18, 2020, subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2020 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Through March 31, 2020, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reduction tissue expander infections following breast reconstructive surgeries; and Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids. On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. for a novel cellular therapy for acute respiratory distress syndrome (ARDS). We believe these unique markets for our proposed products are large, growing, and underserved by the current prescription products or procedures.

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000. We paid an annual maintenance fee of $30,000 in January 2020, that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared with the three months ended March 31, 2019

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues	$—	$—

Operating expenses:
Research and development	2,015,940	1,699,876
General and administrative	2,258,322	1,738,397
Stock-based compensation expense	158,833	203,695
Total operating expenses	4,433,095	3,641,968
Operating loss	(4,433,095)	(3,641,968)
Interest income	12,106	14,144
Interest expense	(3,980)	(4,105)
Net loss	$(4,424,969)	$(3,631,929)

Revenues

We did not generate any revenues for the three months ended March 31, 2020 or 2019.

Research and Development Expenses

For the three months ended March 31, 2020, research and development expenses were $2,015,940 as compared to $1,699,876 during the three months ended March 31, 2019, an increase of $316,064. Research and development costs for Mino-Lok® increased by $391,105 to $1,598,317 for the three months ended March 31, 2020 as compared to $1,207,212 for the three months ended March 31, 2019. Research and development costs for our Halo-Lido product candidate decreased by $37,658 to $330,006 for the three months ended March 31, 2020 as compared to $367,664 for the three months ended March 31, 2019. Research and development costs for our Mino-Wrap product candidate decreased by $37,383 to $87,617 for the three months ended March 31, 2020 as compared to $125,000 during the three months ended March 31, 2019. We expect that research and development expenses will continue to increase in fiscal 2020 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and commence our research and development efforts related to Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

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

General and Administrative Expenses

For the three months ended March 31, 2020, general and administrative expenses were $2,258,322 as compared to $1,738,397 during the three months ended March 31, 2019. General and administrative expenses increased by $519,925 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses. During the three months ended March 31, 2020, the Company issued $306,020 in common stock for investor relations services, and general advisory and business development advisory services, and incurred additional legal and business advisory expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2020, stock-based compensation expense was $158,833 as compared to $203,695 for the three months ended March 31, 2019. Stock-based compensation expense includes options granted to directors, employees and consultants. Stock-based compensation expense for the most recently completed quarter decreased by $44,862 in comparison to the prior period.

Other Income (Expense)

Interest income for the three months ended March 31, 2020 was $12,106 compared to interest income of $14,144 for the prior period. We have invested some of the proceeds of our recent equity offerings in money market accounts.

Interest expense on notes payable – related parties for the three months ended March 31, 2020 was $3,980 compared to $4,105 for the three months ended March 31, 2019.

Net Loss

For the three months ended March 31, 2020, we incurred a net loss of $4,424,969 compared to a net loss for the three months ended March 31, 2019 of $3,631,929. The $793,040 increase in the net loss was primarily due to the increase of $316,064 in research and development expenses and the $519,925 increase in general and administrative expenses.

Six months ended March 31, 2020 compared with the six months ended March 31, 2019

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Revenues	$—	$—

Operating expenses:
Research and development	4,680,486	3,812,977
General and administrative	3,821,317	3,326,521
Stock-based compensation expense	379,217	374,944
Total operating expenses	8,881,020	7,514,442
Operating loss	(8,881,020)	(7,514,442)
Other income	110,207	—
Interest income	31,445	15,891
Interest expense	(7,971)	(8,108)
Net loss	$(8,747,339)	$(7,506,659)

Revenues

We did not generate any revenues for the six months ended March 31, 2020 or 2019.

Research and Development Expenses

For the six months ended March 31, 2020, research and development expenses were $4,680,486 as compared to $3,812,977 during the six months ended March 31, 2019, an increase of $867,509. Research and development costs for Mino-Lok® increased by $510,008 to $3,711,323 for the six months ended March 31, 2020 as compared to $3,201,315 for the six months ended March 31, 2019. Research and development costs for our Halo-Lido product candidate increased by $393,385 to $880,047 for the six months ended March 31, 2020 as compared to $486,662 for the six months ended March 31, 2019. Research and development costs for our Mino-Wrap product candidate decreased by $35,884 to $89,116 for the six months ended March 31, 2020 as compared to $125,000 during the six months ended March 31, 2019. We expect that research and development expenses will continue to increase in fiscal 2020 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and commence our research and development efforts related to Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the six months ended March 31, 2020, general and administrative expenses were $3,821,317 as compared to $3,326,521 during the six months ended March 31, 2019. General and administrative expenses increased by $494,796 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses. During the six months ended March 31, 2020, the Company issued $406,020 in common stock for investor relations and other consulting services, and incurred additional legal and business advisory expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2020, stock-based compensation expense was $379,217 as compared to $374,944 for the six months ended March 31, 2019. Stock-based compensation expense includes options granted to directors, employees and consultants.

Other Income (Expense)

In November 2019, we received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the six months ended March 31, 2020.

Interest income for the six months ended March 31, 2020 was $31,445 compared to interest income of $15,891 for the prior period. We have invested some of the proceeds of our recent equity offerings in money market accounts.

Interest expense on notes payable – related parties for the six months ended March 31, 2020 was $7,971 compared to $8,108 for the six months ended March 31, 2019.

Net Loss

For the six months ended March 31, 2020, we incurred a net loss of $8,747,339 compared to a net loss for the six months ended March 31, 2019 of $7,506,659. The $1,240,680 increase in the net loss was primarily due to the increase of $867,509 in research and development expenses and the increase of $494,796 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $8,747,339 for the six months ended March 31, 2020. At March 31, 2020, Citius had an accumulated deficit of $64,567,321. Citius’ net cash used in operations during the six months ended March 31, 2020 was $9,581,869.

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

As of March 31, 2020, Citius had working capital deficit of $1,280,860. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At March 31, 2020, Citius had cash and cash equivalents of $4,339,072 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

In January 2020, investors who participated in the September 2019 Offering exercised 1,315,715 warrants to purchase 1,315,715 shares of common stock. The exercise price of each warrant was $0.77 per share resulting in net proceeds of $1,013,101 to the Company.

On February 14, 2020, the Company entered into a warrant exercise agreement for an aggregate of 3,712,218 shares of common stock having an existing exercise price of $0.77 and 2,586,455 shares of common stock at a reduced exercise price of $1.02. The offering closed on February 19, 2020 and net proceeds were $5,013,930 after placement agent fees and offering expenses.

Based on our cash and cash equivalents at March 31, 2020, we expect that we will have sufficient funds to continue our operations through June 2020. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 16, 2019 except as follows.

The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results.

The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok phase 3 trial. The full extent to which COVID-19 may impact this trial is not known at this time, but it has slowed the estimated completion date for the trial, which we now expect to be in the September 2021 through December 2021 timeframe. The exact duration of the delay and any other impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 also could adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could further negatively impact the Mino-Lok trial. In addition, if the FDA elects to delay face-to-face meetings for an extended period of time due to COVID-19, it could have a material adverse effect on our Mino-Lok trial and our other product candidates. Any or all of these events could increase our operating expenses and the length of time to complete the trial and have a material adverse effect on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Investor Warrant issued on February 19, 2020 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 19, 2020).
4.2	Form of Placement Agent Warrant issued on February 19, 2020 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 19, 2020).
10.1	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2020).
10.2	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 19, 2020).
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 14, 2020	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)