Form 10-Q
period 2020-06-30
Citius Pharmaceuticals, Inc.
filed 2020-08-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 10, 2020, there were 55,475,822 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to raise funds for general corporate purposes and operations, including our clinical trials;

●	the cost, timing and results of our clinical trials;

●	our ability to obtain and maintain required regulatory approvals for our product candidates;

●	the commercial feasibility and success of our technology;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS		(as restated)
Current Assets:
Cash and cash equivalents	$8,517,339	$7,893,804
Prepaid expenses	51,582	48,111
Total Current Assets	8,568,921	7,941,915

Property and equipment, net	1,789	590

Operating lease right-of-use asset, net	1,025,119	—

Other Assets:
Deposits	57,093	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	28,803,889	28,803,889

Total Assets	$38,399,718	$36,746,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,811,624	$2,713,542
Accrued expenses	163,864	246,225
Accrued compensation	1,220,314	1,400,688
Accrued interest	86,513	74,297
Notes payable – related parties	172,970	172,970
Operating lease liability	154,663	—
Total Current Liabilities	3,609,948	4,607,722

Note payable – paycheck protection program	164,583	—
Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	897,325	—
Total Liabilities	9,657,656	9,593,522

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 46,316,298 and 28,930,493 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	46,316	28,930
Additional paid-in capital	95,168,985	80,169,724
Accumulated deficit	(66,473,239)	(53,045,782)
Total Stockholders’ Equity	28,742,062	27,152,872

Total Liabilities and Stockholders’ Equity	$38,399,718	$36,746,394

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	2,644,244	2,766,260	7,324,730	6,579,237
General and administrative	1,869,636	1,456,451	5,690,953	4,782,972
Stock-based compensation – general and administrative	175,011	204,002	554,228	578,946
Total Operating Expenses	4,688,891	4,426,713	13,569,911	11,941,155

Operating Loss	(4,688,891)	(4,426,713)	(13,569,911)	(11,941,155)

Other Income (Expense)
Other income	—	—	110,207	—
Interest income	13,018	25,268	44,463	41,159
Interest expense	(4,245)	(4,138)	(12,216)	(12,246)
Total Other Income, Net	8,773	21,130	142,454	28,913

Net Loss	$(4,680,118)	$(4,405,583)	$(13,427,457)	$(11,912,242)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.20)	$(0.38)	$(0.61)

Weighted Average Common Shares Outstanding
Basic and diluted	41,600,428	22,000,387	35,017,739	19,412,641

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated
	Stock	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2019, as previously reported	—	28,930,493	$28,930	$80,169,724	$(55,819,982)	$24,378,672
Restatement (see Note 9)	—	—	—	—	2,774,200	2,774,200
Balance, October 1, 2019, as restated	—	28,930,493	28,930	80,169,724	(53,045,782)	27,152,872
Issuance of common stock upon exercise of warrants	—	1,060,615	1,061	(955)	—	106
Issuance of common stock for services	—	186,566	187	99,813	—	100,000
Stock-based compensation expense	—	—	—	220,384	—	220,384
Net loss	—	—	—	—	(4,322,370)	(4,322,370)
Balance, December 31, 2019	—	30,177,674	30,178	80,488,966	(57,368,152)	23,150,992
Issuance of common stock upon exercise of warrants	—	7,614,388	7,614	6,019,417	—	6,027,031
Issuance of common stock for services	—	286,000	286	305,734	—	306,020
Stock-based compensation expense	—	—	—	158,833	—	158,833
Net loss	—	—	—	—	(4,424,969)	(4,424,969)
Balance, March 31, 2020	—	38,078,062	38,078	86,972,950	(61,793,121)	25,217,907
Issuance of common stock for services	—	50,000	50	22,700	—	22,750
Issuance of common stock in registered direct offering, net of costs of $622,900	—	7,058,824	7,059	6,870,041	—	6,877,100
Issuance of common stock upon exercise of warrants	—	1,129,412	1,129	1,128,283	—	1,129,412
Stock-based compensation expense	—	—	—	175,011	—	175,011
Net loss	—	—	—	—	(4,680,118)	(4,680,118)
Balance, June 30, 2020	$—	46,316,298	$46,316	$95,168,985	$(66,473,239)	$28,742,062

Balance, October 1, 2018, as previously reported	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684
Restatement (see Note 9)	$—	—	—	—	2,774,200	2,774,200
Balance, October 1, 2018, as restated	$—	16,198,791	16,199	68,107,323	(37,483,638)	30,639,884
Issuance of common stock upon exercise of warrants	—	1,600,000	1,600	14,400	—	16,000
Stock-based compensation expense	—	—	—	171,249	—	171,249
Net loss	—	—	—	—	(3,874,730)	(3,874,730)
Balance, December 31, 2018	—	17,798,791	17,799	68,292,972	(41,358,368)	26,952,403
Issuance of common stock upon exercise of warrants	—	721,569	721	6,495	—	7,216
Issuance of common stock for services		125,000	125	117,375	—	117,500
Stock-based compensation expense	—	—	—	203,695	—	203,695
Net loss	—	—	—	—	(3,631,929)	(3,631,929)
Balance, March 31, 2019	—	18,645,360	18,645	68,620,537	(44,990,297)	23,648,885
Issuance of common stock in registered direct offering, net of costs of $466,000	—	3,430,421	3,430	4,830,571	—	4,834,001
Stock-based compensation expense	—	—	—	204,002	—	204,002
Net loss	—	—	—	—	(4,405,583)	(4,405,583)
Balance, June 30, 2019	$—	22,075,781	$22,075	$73,655,110	$(49,395,880)	$24,281,305

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(13,427,457)	$(11,912,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	554,228	578,946
Issuance of common stock for services	428,770	117,500
Amortization of operating lease right-of-use asset	112,605	—
Depreciation	632	706
Changes in operating assets and liabilities:
Other receivables	—	818,343
Prepaid expenses	(3,471)	13,276
Accounts payable	(901,918)	857,419
Accrued expenses	(82,361)	(23,434)
Accrued compensation	(180,374)	6,771
Accrued interest	12,216	12,246
Operating lease liability	(85,736)	—
Net Cash Used In Operating Activities	(13,572,866)	(9,530,469)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,831)	—
Net Cash Used in Investing Activities	(1,831)	—

Cash Flows From Financing Activities:
Proceeds from note payable – paycheck protection program	164,583	—
Net proceeds from registered direct offerings	6,877,100	4,834,001
Net proceeds from common stock warrant exercises	7,156,549	23,216
Net Cash Provided By Financing Activities	14,198,232	4,857,217

Net Change in Cash and Cash Equivalents	623,535	(4,673,252)
Cash and Cash Equivalents - Beginning of Period	7,893,804	9,184,003

Cash and Cash Equivalents - End of Period	$8,517,339	$4,510,751

Supplemental Disclosures Of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$1,137,724	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting important medical needs with a focus on anti-infective products in adjunct cancer care and unique prescription products.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all of the outstanding stock of LMB by issuing shares of its common stock. The net assets acquired included identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $9,346,796, as restated, for the excess of the purchase price over the net assets.

In-process research and development represents the value of LMB’s leading drug candidate, which is an antibiotic solution used to treat catheter-related bloodstream infections (Mino-Lok®) and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2020, the results of its operations for the three- and nine-month periods ended June 30, 2020 and 2019, and cash flows for the nine months ended June 30, 2020 and 2019. The operating results for the three- and nine-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. Leases will be classified as either finance leases or operating leases, with classification affecting the pattern of expense recognition in the statement of operations. In January, July and December 2018, the FASB issued ASU Nos. 2018-01, 2018-10, 2018-11 and 2018-20 and in 2019 issued ASU No. 2019-01, which were targeted improvements to ASU No. 2016-02 (collectively, with ASU No. 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard, and provided clarifications to address potential narrow-scope implementation issues. The Company adopted ASU 2016-02 effective October 1, 2019 and elected the optional transition method for adoption. The Company also took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet as a policy election and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of the adoption date, the Company identified one operating lease arrangement in which it is a lessee. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and lease liability of $1,137,724.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12 Simplifications to Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. ASU 2019-12 is effective for all entities for fiscal years beginning after December 15, 2020, and earlier adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $13,572,866 for the nine months ended June 30, 2020. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At June 30, 2020, the Company had working capital of $4,958,973 to fund its operations.  The Company estimates that its cash resources as of that date will be sufficient to fund its operations through January 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors and, to a lesser extent, continued borrowings under related party debt agreements. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available in amounts sufficient for and on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The annual fee paid in June 2020 was $90,000 (at which level it will remain for as long as it is due).

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000, which was recorded as research and development expense during the nine months ended June 30, 2019. During the nine months ended June 30, 2020, we paid an annual maintenance fee of $30,000. The annual maintenance fee increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

Option to License Novel Stem-Cell Therapy for Acute Respiratory Distress Syndrome (ARDS)

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) whereby for the duration of the option agreement we will have the exclusive opportunity to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome (ARDS). The option exercise period runs for six months, during which period, if and when we exercise the option, we and Novellus must negotiate a mutually acceptable definitive license agreement. The option agreement contains the agreed upon financial terms for the license. Novellus also agreed to allow us access to such records as we deem necessary for our due diligence to determine whether to exercise the option. In April 2020 we paid Novellus $100,000 for the option and recorded it as a research and development expense.

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

4. NOTES PAYABLE

Notes Payable – Related Parties

The aggregate principal balance as of June 30, 2020 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,909 and $4,138, respectively, for the three months ended June 30, 2020 and 2019. Interest expense on notes payable – related parties was $11,880 and $12,246, respectively, for the nine months ended June 30, 2020 and 2019.

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

Interest expense for the PPP loan was $336 for the three and nine months ended June 30, 2020.

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

On May 18, 2020, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 7,058,824 shares of common stock at $1.0625 per share for gross proceeds of $7,500,001. The Company also agreed to issue 3,529,412 unregistered immediately exercisable warrants to the investors with an exercise price of $1.00 per share and a term of five and one-half years. The Company paid the placement agent for the offering a fee of 7% of the gross proceeds totaling $525,000 and issued the placement agent 494,118 immediately exercisable warrants with an exercise price of $1.3281 per share and a term of five years. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $12,901 in other expenses. Net proceeds from the offering were $6,877,100. The estimated fair value of the 3,529,412 warrants issued to the investors was $2,138,998 and the estimated fair value of the 494,118 warrants issued to the placement agent was $275,724.

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

On April 6, 2020, the Company issued 50,000 shares of common stock for strategic consulting and corporate development services and expensed the $22,750 fair value of the common stock issued.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of June 30, 2020, there were options to purchase an aggregate of 855,171 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired, and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of June 30, 2020, there were options to purchase an aggregate of 1,890,000 shares of common stock outstanding under the 2018 Plan and no shares available for future grants.

On February 10, 2020, the Company’s stockholders approved the 2020 Omnibus Stock Incentive Plan (“2020 Stock Plan”). The 2020 Stock Plan authorizes a maximum of 3,110,000 shares. The 2020 Stock Plan provides incentives to employees, directors, and consultants of the Company in form of granting an option, SAR, dividend equivalent right, restricted stock, restricted stock unit, or other right or benefit under the 2020 Stock Plan. As of June 30, 2020, there were options to purchase 20,000 shares outstanding under the 2020 Plan and 3,090,000 shares available for future grants.

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

A summary of option activity under the Company’s stock option plans is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2019	1,771,039	$4.03
Granted	1,000,799	0.68
Exercised	—	—
Forfeited or expired	(6,667)	9.00
Outstanding at June 30, 2020	2,765,171	$2.80	7.9 years	$547,433
Exercisable at June 30, 2020	1,293,260	$4.90	6.6 years	$83,540

On October 8, 2019, the Board of Directors granted stock options to purchase a total of 705,799 shares to employees, 125,000 shares to directors and 125,000 shares to consultants at $0.67 per share. On October 28, 2019, the Board of Directors granted stock options to purchase a total of 25,000 shares to a consultant at $0.55 per share. On May 12, 2020, the Board of Directors granted stock options to purchase a total of 20,000 shares to a consultant at $1.05 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the nine months ended June 30, 2020 and 2019 was $554,228 and $578,946, respectively.

At June 30, 2020, unrecognized total compensation cost related to unvested awards of $765,775 is expected to be recognized over a weighted average period of 1.6 years.

Warrants

As of June 30, 2020, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	59,446	July 2, 2020 – September 14, 2020
Investor Warrants	9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	38,771	November 20, 2020 – March 2, 2021
LMB Warrants	7.50	73,883	August 18, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investor Warrants	1.42	1,294,498	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent Warrants	1.93	240,130	April 5, 2021
September 2019 Offering Investor Warrants	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter Warrants	1.12	547,486	September 27, 2024
February 2020 Exercise Agreement Warrants	1.02	6,298,673	August 19, 2025
February 2020 Exercise Agreement Placement Agent Warrants	1.28	440,907	August 19, 2025
May 2020 Registered Direct Offering Investor Warrants	1.00	2,400,000	November 18, 2025
May 2020 Registered Direct Offering Placement Agent Warrants	1.33	494,118	May 14, 2025
		26,285,479

During the nine months ended June 30, 2019, 2,321,569 August 2018 Offering Pre-Funded Unit Warrants were exercised at $0.01 per share for net proceeds of $23,216.

In December 2019, 1,060,615 of the September 2019 Offering Pre-Funded Unit Warrants were exercised at $0.0001 per share for net proceeds of $106.

In January 2020, 1,315,715 of the September 2019 Offering Investor Warrants were exercised at $0.77 per share for net proceeds of $1,013,101.

On February 14, 2020, the Company entered into a warrant exercise agreement for an aggregate of 3,712,218 shares of common stock having an existing exercise price of $0.77 and 2,586,455 shares of common stock at a reduced exercise price of $1.02. In consideration for the exercise of the warrants for cash, the exercising holders received new unregistered warrants to purchase 6,298,673 shares of common stock at an exercise price of $1.02 per share, exercisable six months after issuance and which have a term of exercise equal to five years. The offering closed on February 19, 2020 and net proceeds were $5,013,930 after placement agent fees and offering expenses. The Company also issued warrants to purchase 440,907 shares to the placement agent. The placement agent warrants have identical terms to the investor warrants except that the exercise price is $1.275 per share. The estimated fair value of the 6,298,673 warrants issued to the investors was $5,360,465 and the estimated fair value of the 440,907 warrants issued to the placement agent was $367,022.

On June 26, 2020, 1,129,412 of the May 2020 Registered Direct Offering Investor Warrants were exercised at $1.00 per share for net proceeds of $1,129,412.

At June 30, 2020, the weighted average remaining life of the outstanding warrants is 3.75 years, all warrants are exercisable except for the February 2020 warrants, and the aggregate intrinsic value of the warrants outstanding was $2,016,532.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2020 is as follows:

Stock plan options outstanding	2,765,171
Stock plan shares available for future grants	3,090,000
Warrants outstanding	26,285,479
Total	32,140,650

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

7. OPERATING LEASE

LMB leased office space from Akrimax (see Note 6) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which expired on April 30, 2019. Rent expense for the nine months ended June 30, 2019 was $56,063.

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ.

Citius will also pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2020
Operating lease cost	$167,725
Variable lease cost	—
Total lease cost	$167,725

Other information
Weighted-average remaining lease term - operating leases	5.3 Years
Weighted-average discount rate - operating leases	8.0

Maturities of lease liabilities due under the Company’s non-cancellable leases as of June 30, 2020 is as follows:

Year Ending September 30,	June 30, 2020
2020 (excluding the 9 months ended June 30, 2020)	$58,308
2021	234,447
2022	239,306
2023	244,165
2024	249,024
Thereafter	275,343
Total lease payments	1,300,593
Less: interest	(248,605)
Present value of lease liabilities	$1,051,988

Leases	Classification	June 30, 2020
Assets
Lease asset	Operating	$1,025,119
Total lease assets		$1,025,119

Liabilities
Current	Operating	$154,663
Non-current	Operating	897,325
Total lease liabilities		$1,051,988

Interest expense on the lease liability was $66,512 for the nine months ended June 30, 2020.

8. FDA REFUND

In November 2019, the Company received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the nine months ended June 30, 2020.

9. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Our Consolidated Balance Sheet as of September 30, 2019 and our beginning balances in the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2020 and 2019, have been restated for errors made with regard to deferred tax liability, goodwill and accumulated deficit as further described below.

We determined that a deferred tax liability should have been recorded in the amount of $7,760,000 related to recording of the in-process research and development, in connection with the acquisition of LMB in March 2016 (see Note 1), which would have resulted in additional goodwill being recorded in the same amount of $7,760,000. Had the deferred tax liability been recorded upon acquisition of LMB, in 2018 we would have also recognized an income tax benefit of $2,774,200 as a result of the Tax Cuts and Jobs Act enacted into law on December 21, 2017 lowering the U.S. corporate tax rate from 35% to 21%.

Below indicates the impact of restatements at September 30, 2019:

	As of Year Ended September 30, 2019
	As Previously Recorded	Adjustment	As Restated
ASSETS
Goodwill	$1,586,796	$7,760,000	$9,346,796
Total Assets	$28,986,394	$7,760,000	$36,746,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred Tax Liability	$-	$4,985,000	$4,985,000
Total Liabilities	$-	$4,985,000	$4,985,000

Stockholders’ Equity:
Accumulated deficit	$(55,819,982)	$2,774,200	$(53,045,782)
Total Stockholders’ Equity	$24,378,672	$2,774,200	$27,152,872
Total Liabilities and Stockholders’ Equity	$28,986,394	$7,760,000	$36,746,394

10. SUBSEQUENT EVENTS

Nasdaq Listing

On April 1, 2020, Citius received notice from The Nasdaq Stock Market, (“Nasdaq”), indicating that, because the closing bid price for the common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the $1.00 minimum bid price requirement for continued listing. On July 10, 2020, the Company received notice from Nasdaq that the Company had regained compliance because the Company’s common stock had closed at a price greater than $1.00 for the 10 consecutive trading days between June 25 and July 9, 2020. As a result, Nasdaq has closed the matter.

Employment Agreement

On July 13, 2020, Citius entered into an employment agreement with Myron Czuczman, M.D. In exchange for his services as Executive Vice President, Chief Medical Officer, Dr. Czuczman will receive an annual base salary of $400,000 and be eligible for an annual bonus of up to 35% of his base salary at the discretion of our Chief Executive Officer and Board of Directors. Dr. Czuczman will also be entitled to severance benefits under certain conditions.

Dr. Czuczman was granted an option to purchase 500,000 shares of common stock under the 2020 Omnibus Stock Incentive Plan. The exercise price of the options is $1.19, which was the fair market value of the common stock on the date of grant. One-third of the options will vest on the first anniversary of the employment agreement and the remainder will vest in 24 equal monthly installments thereafter, subject to continued employment on the applicable vesting dates.

Public Offering

On August 10, 2020, Citius closed a public offering of 9,159,524 shares of common stock at a price of $1.05 per share, less underwriting discounts and commissions. The gross proceeds to Citius, before deducting offering expenses, was approximately $9.6 million. The Company intends to use the net proceeds from this offering for general corporate purposes, including its Phase 3 clinical Mino-Lok® trial for the treatment of catheter related bloodstream infections, development of Mino-Wrap, its Phase 2b trial of Halo-Lido cream for the treatment of hemorrhoids, its other product development initiatives and working capital and capital expenditures.

The shares of common stock were offered by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-221492) originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2017, and declared effective by the SEC on December 15, 2017.

The Company also issued to the underwriter of the offering and its designees, as underwriting compensation, warrants to purchase up to an aggregate of 641,166 shares of common stock, which represents 7% of the aggregate number of shares sold in the offering. The exercise price of these warrants is $1.3125 per share and they are exercisable for five years until August 5, 2025. These warrants and the shares issuable upon their exercise were issued as a private placement exempt from registration under the federal securities laws.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2020 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Historical Background

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting important medical needs with a focus on anti-infective products in adjunct cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary and on March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary.

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

Through June 30, 2020, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reducting tissue expander infections following breast reconstructive surgeries; and Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids. On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. for a novel cellular therapy for acute respiratory distress syndrome (ARDS). We believe these unique markets for our proposed products are large, growing, and underserved by the current prescription products or procedures.

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000. We paid an annual maintenance fee of $30,000 in January 2020 that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared with the three months ended June 30, 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenues	$—	$—

Operating expenses:
Research and development	2,644,244	2,766,260
General and administrative	1,869,636	1,456,451
Stock-based compensation expense	175,011	204,002
Total operating expenses	4,688,891	4,426,713
Operating loss	(4,688,891)	(4,426,713)
Interest income	13,018	25,268
Interest expense	(4,245)	(4,138)
Net loss	$(4,680,118)	$(4,405,583)

Revenues

We did not generate any revenues for the three months ended June 30, 2020 or 2019.

Research and Development Expenses

For the three months ended June 30, 2020, research and development expenses were $2,644,244 as compared to $2,766,260 during the three months ended June 30, 2019, a decrease of $122,016. Research and development costs for Mino-Lok® decreased by $881,515 to $1,489,285 for the three months ended June 30, 2020 as compared to $2,370,800 for the three months ended June 30, 2019. Research and development costs for our Halo-Lido product candidate decreased by $27,147 to $368,313 for the three months ended June 30, 2020 as compared to $395,460 for the three months ended June 30, 2019. Research and development costs for our Mino-Wrap product candidate increased to $22,216 for the three months ended June 30, 2020 as compared to no costs during the three months ended June 30, 2019. During the three months ended June 30, 2020, research and development costs for our new proposed novel cellular therapy for acute respiratory distress syndrome (ARDS) were $764,430.

We expect that research and development expenses will continue to increase in fiscal 2020 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and commence our research and development efforts related to ARDS and Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

On December 19, 2019, the Company announced a positive outcome of the pre-specified interim futility analysis for the Phase 3 clinical trial of Mino-Lok® versus the standard-of-care antibiotic locks. The analysis was conducted by the Mino-Lok trial Data Monitoring Committee (“DMC”), an independent panel of experts charged with periodically monitoring the safety and efficacy of the progress of the pivotal trial. The Company reached and completed the prespecified 40% enrollment required for the interim futility analysis in late September and, based on the analysis of the data and recommendations of the DMC, will proceed with the current trial as planned. The DMC is expected to meet again prior to September 30, 2020 to perform a second interim analysis.

General and Administrative Expenses

For the three months ended June 30, 2020, general and administrative expenses were $1,869,636 as compared to $1,456,451 during the three months ended June 30, 2019. General and administrative expenses increased by $413,185 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses. During the three months ended June 30, 2020, the Company incurred $347,315 in increased expenses for investor relations services compared to the three months ended June 30, 2019.

Stock-based Compensation Expense

For the three months ended June 30, 2020, stock-based compensation expense was $175,011 as compared to $204,002 for the three months ended June 30, 2019. Stock-based compensation expense includes options granted to directors, employees and consultants. Stock-based compensation expense for the most recently completed quarter decreased by $28,991 in comparison to the prior period.

Other Income (Expense)

Interest income for the three months ended June 30, 2020 was $13,018 as compared to interest income of $25,268 for the prior period. We have invested some of the proceeds of our recent equity offerings in money market accounts. Interest income has decreased as interest rates have declined.

Interest expense on notes payable for the three months ended June 30, 2020 was $4,245 compared to $4,138 for the three months ended June 30, 2019. The three months ended June 30, 2020 includes $336 in interest on the paycheck protection program loan received on April 15, 2020.

Net Loss

For the three months ended June 30, 2020, we incurred a net loss of $4,680,118 compared to a net loss for the three months ended June 30, 2019 of $4,405,583. The $274,535 increase in the net loss was primarily due to the increase of $413,185 in general and administrative expenses.

Nine months ended June 30, 2020 compared with the nine months ended June 30, 2019

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Revenues	$—	$—

Operating expenses:
Research and development	7,324,730	6,579,237
General and administrative	5,690,953	4,782,972
Stock-based compensation expense	554,228	578,946
Total operating expenses	13,569,911	11,941,155
Operating loss	(13,569,911)	(11,941,155)
Other income	110,207	—
Interest income	44,463	41,159
Interest expense	(12,216)	(12,246)
Net loss	$(13,427,457)	$(11,912,242)

Revenues

We did not generate any revenues for the nine months ended June 30, 2020 or 2019.

Research and Development Expenses

For the nine months ended June 30, 2020, research and development expenses were $7,324,730 as compared to $6,579,237 during the nine months ended June 30, 2019, an increase of $745,493. Research and development costs for Mino-Lok® decreased by $371,508 to $5,200,607 for the nine months ended June 30, 2020 as compared to $5,572,115 for the nine months ended June 30, 2019. Research and development costs for our Halo-Lido product candidate increased by $366,238 to $1,248,360 for the nine months ended June 30, 2020 as compared to $882,122 for the nine months ended June 30, 2019. Research and development costs for our Mino-Wrap product candidate decreased by $13,667 to $111,333 for the nine months ended June 30, 2020 as compared to $125,000 during the nine months ended June 30, 2019.

We expect that research and development expenses will continue to increase in fiscal 2020 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and commence our research and development efforts related to ARDS and Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the nine months ended June 30, 2020, general and administrative expenses were $5,690,953 as compared to $4,782,972 during the nine months ended June 30, 2019. General and administrative expenses increased by $907,981 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses. During the nine months ended June 30, 2020, the Company issued $428,770 in common stock for investor relations and other consulting services, and incurred additional legal and business advisory expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2020, stock-based compensation expense was $554,228 as compared to $578,946 for the nine months ended June 30, 2019. Stock-based compensation expense includes options granted to directors, employees and consultants.

Other Income (Expense)

In November 2019, we received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the nine months ended June 30, 2020.

Interest income for the nine months ended June 30, 2020 was $44,463 compared to interest income of $41,159 for the prior period. We have invested some of the proceeds of our recent equity offerings in money market accounts and the interest is dependent on the amounts invested and the rates paid during any given period.

Interest expense on notes payable for the nine months ended June 30, 2020 was $12,216 compared to $12,246 for the nine months ended June 30, 2019.

Net Loss

For the nine months ended June 30, 2020, we incurred a net loss of $13,427,457 compared to a net loss for the nine months ended June 30, 2019 of $11,912,242. The $1,515,215 increase in the net loss was primarily due to the increase of $745,493 in research and development expenses and the increase of $907,981 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $13,427,457 for the nine months ended June 30, 2020. At June 30, 2020, Citius had an accumulated deficit of $66,473,239. Citius’ net cash used in operations during the nine months ended June 30, 2020 was $13,572,866.

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

As of June 30, 2020, Citius had working capital of $4,958,973. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At June 30, 2020, Citius had cash and cash equivalents of $8,517,339 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

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

On May 18, 2020, the Company closed a registered direct offering with several institutional and accredited investors for the sale of 7,058,824 shares of common stock at $1.0625 per share for gross proceeds of $7,500,001. The Company also agreed to issue 3,529,412 unregistered immediately exercisable warrants to the investors with an exercise price of $1.00 per share and a term of five and one-half years. Net proceeds from the offering were $6,877,100.

On June 26, 2020, 1,129,412 of the May 2020 Registered Direct Offering Investor Warrants were exercised at $1.00 per share for net proceeds of $1,129,412.

Based on our cash and cash equivalents at June 30, 2020, we expect that we will have sufficient funds to continue our operations through January 2021. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

 Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-Q filed with the SEC on May 14, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Investor Warrant issued May 18, 2020 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 18, 2020).
4.2	Form of Placement Agent Warrant issued May 18, 2020 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 18, 2020).
10.1	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2020).
10.2	Engagement letter, dated February 14, 2020, between Citius Pharmaceuticals, Inc. and H. C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2020).
10.3	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.*
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 14, 2020	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)