Form 10-K
period 2020-09-30
Citius Pharmaceuticals, Inc.
filed 2020-12-16
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2020) was approximately $15.5 million.

Affiliates for the purpose of this item refers to the issuer’s executive officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding issuer’s securities as record holders only for their respective clients’ beneficial interest) owning 10% or more of the issuer’s common stock, both of record and beneficially.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

55,576,996 shares as of November 30, 2020, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on February 9, 2021 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2020

 i

NOTES

In this annual report on Form 10-K, and unless the context otherwise requires the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries as of September 30, 2020, Citius Pharmaceuticals, LLC, Leonard-Meron Biosciences, Inc., and NoveCite, Inc., taken as a whole.

Mino-Lok® is our registered trademark. All other trade names, trademarks and service marks appearing in this prospectus are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to raise funds for general corporate purposes and operations, including our pre-clinical and clinical trials;

●	the cost, timing and results of our pre-clinical and clinical trials;

●	our ability to apply for, obtain and maintain required regulatory approvals for our product candidates;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and, except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	We need to secure additional financing in the near future to complete the development of our current product candidates and support our operations. If we fail to raise additional funds, our operations and business will be significantly adversely affected.

●	The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok Phase 3 trial and may materially and adversely affect our clinical trial operations in the future, which could increase our operating expenses and the length of time to complete the trial and have a material adverse effect on our financial results.

●	We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates that are under development and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

●	If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and thereby not be able to use existing, publicly available third party data regarding components of Mino-Lok or Halo-Lido, or if we are required to generate additional data related to safety and efficacy in order to obtain approval of Mino-Lok or Halo-Lido under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines. Such a development would be costly and time consuming and adversely impact our operations and financial condition.

●	Because our NoveCite product candidate is based on novel mesenchymal stem cell technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

●	NoveCite has assumed that the biological capabilities of iPSCs and adult-donor derived cells are likely to be comparable. If it is discovered that this assumption is incorrect, the NoveCite product candidate research and development activities could be harmed.

●	Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us.

●	Physicians and patients might not accept and use any of our product candidates for which regulatory approval is obtained.

●	Our ability to commercialize our product candidates will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other healthcare payers. Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We are and will be dependent on third-party contract research organizations to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for any of our product candidates.

●	We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers.

●	We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

●	We share some directors and officers with NoveCite. The dual roles of our officers and directors who also serve in similar roles with NoveCite could create a conflict of interest, which could expose us to claims by our investors and creditors and could harm our results of operations.

●	We cannot assure you that we will receive the approvals necessary to commercialize for sale any product candidates we are currently developing or that we may acquire or seek to develop in the future. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business by leaving us without saleable products, and therefore without any potential sources of revenues.

●	Our future success, competitive position and revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

●	If we fail to meet the continued listing requirements of Nasdaq it could result in a delisting of our common stock and certain warrants. We have twice failed to meet the listing standards, most recently between April 2020 and July 2020, but regained compliance. However, we cannot assure our future compliance with Nasdaq’s listing requirements.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock. As of September 30, 2020, there were 55,576,996 shares of common stock outstanding, 26,831,989 shares underlying warrants and 3,390,171 shares underlying options.

●	As of November 30, 2020, our executive officers and directors beneficially owned approximately 34.0% of our outstanding shares of common stock. Such concentrated control of our company may adversely affect the price of our common stock. If you acquire common stock, you may have no effective voice in the management of our company.

●	We have paid no dividends on our common stock to date and we do not anticipate that any dividends will be paid to holders of our common stock in the foreseeable future. The lack of a dividend can further affect the market value of our stock and could significantly affect the value of any investment in our company.

●	Under our Certificate of Incorporation, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of one or more series of preferred stock that would grant preferential rights over our common stock.

PART I

Item 1. Business

Overview

Citius Pharmaceuticals, Inc., headquartered in Cranford, New Jersey, is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting important medical needs with a focus on anti-infective products in adjunct cancer care, unique prescription products and, recently, mesenchymal stem cell therapy. Our goal generally is to achieve leading market positions by providing therapeutic products that address unmet medical needs yet have a lower development risk than usually is associated with new chemical entities. New formulations of previously approved drugs with substantial existing safety and efficacy data are a core focus. We seek to reduce development and clinical risks associated with drug development, yet still focus on innovative applications. Our strategy centers on products that have intellectual property and regulatory exclusivity protection, while providing competitive advantages over other existing therapeutic approaches.

The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement, with Citius Pharmaceuticals, Inc. (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius Pharmaceuticals, Inc. (“Citius”). On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. LMB was a pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing four proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reduction of tissue expander infections following breast reconstructive surgeries; Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids; and NoveCite, in-licensed in October 2020, a mesenchymal stem cell therapy for the treatment of ARDS. We believe these unique markets for our products are large, growing, and underserved by the current prescription products or procedures.

Citius is subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Citius or its competitors of research and development stage products, market acceptance of its products that receive regulatory approval, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

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

The active arm, which is the Mino-Lok treated group of patients, was then compared to 60 patients in a matched cohort that experienced removal and replacement of their CVCs within the same contemporaneous timeframe. The patients were matched for cancer type, infecting organism, and level of neutropenia. All patients were cancer patients and treated at MDACC. The efficacy of Mino-Lok therapy was 100% in salvaging CVCs, demonstrating equal effectiveness to removing the infected CVC and replacing it with a new catheter.

The main purpose of the study was to show that Mino-Lok therapy was at least as effective as the removal and replacement of CVCs when CRBSIs are present, and that the safety was better, that is, the complications of removing an infected catheter and replacing with a new one could be avoided. In addition to having a 100% efficacy rate with all CVCs being salvaged, Mino-Lok therapy had no significant adverse events (“SAEs”), compared to an 18% SAE rate in the matched cohort where patients had the infected CVCs removed and replaced with a fresh catheter. There were no overall complication rates in the Mino-Lok arm group compared to 11 patients with events (18%) in the control group. These events included bacterial relapse (5%) at four weeks post-intervention, and a number of complications associated with mechanical manipulation in the removal or replacement procedure for the catheter (10%) or development of deep-seated infections such as septic thrombophlebitis and osteomyelitis (8%). As footnoted, six patients had more than one complication in the control arm group.

	Mino-Lok® Arm		Control Arm
Parameter	N	(%)	N		(%)%
Patients	30	(100)%	60		(100)%
Cancer type
- Hematologic	20	(67)	48		(80)
- Solid tumor	10	(33)	12		(20)
ICU Admission	4	(13)	4		(7)
Mech.Ventilator	3	(10)	0		(0)
Bacteremia
- Gram+	17	(57)*	32		(53)
- Gram-	14	(47)*	28		(47)
Neutropenia (<500)	19	(63)	36		(60)
Microbiologic Eradication	30	(100)	60		(100)
- Relapse	0	(0)	3		(5)
Complications	0	(0)	8		(13)
SAEs related R&R	0	(0)	6		(10)
Overall Complication Rate	0	(0)%	11	**	(18)%

*	1 Polymicrobial patient had a Gram+ and a Gram- organism cultured
**	6 Patients had > 1 complication

Source: Dr. Issam Raad, Antimicrobial Agents and Chemotherapy, June 2016, Vol. 60 No. 6, Page 3429

Phase 3 Trial

In November 2016, the Company initiated site recruitment for Phase 3 clinical trials. From initiation through the first quarter of 2017, the Company received input from several sites related to the control arm as being less than standard-of-care for some of the respective institutions. The Company worked closely with the U.S. Food and Drug Administration (“FDA”) with respect to the design of the Phase 3 trial and received feedback on August 17, 2017. The FDA stated that they recognized that there is an unmet medical need in salvaging infected catheters and agreed that an open label, superiority design would address the Company’s concerns and would be acceptable to meet the requirements of a new drug application. The Company amended the Phase 3 study design to remove the saline and heparin placebo control arm and to use an active control arm that conforms with today’s current standard-of-care. Patient enrollment commenced in February 2018.

The Mino-Lok Phase 3 Trial was originally planned to enroll 700 patients in 50 participating institutions, all located in the U.S. There will be interim analyses at both the 50% and 75% points of the trial as measured by the number of patients treated. As of November 15, 2020, there are 29 active sites currently enrolling patients including such academic centers as MDACC, Henry Ford Health Center, Georgetown University Medical Center, and others. There are two additional medical centers in startup mode. There are no other remaining sites in feasibility.

In September 2019, the Company announced that the FDA agreed to a new primary efficacy endpoint of “time to catheter failure” in comparing Mino-Lok to the antibiotic lock control arm. This change in the trial design reduced the required patient sample size of the trial from 700 subjects to approximately 144 available subjects to achieve the pre-specified 92 catheter failure events needed to conclude the trial. Additionally, the Company submitted a response to the FDA that it will implement this change in the primary endpoint and expected it to result in less than 150 subjects needed in its Phase 3 trial. The new primary endpoints require that the time to catheter failure be at least 38 days for Mino-Lok versus 21 days for the standard of care antibiotic locks.

In October 2019, the FDA agreed that the patient sample size of approximately 144 patients was acceptable.

In October 2019, the Company announced that the Phase 3 trial had reached the 40% completion triggering an interim futility analysis by the data monitoring committee (the “DMC”). The DMC is an independent panel of experts that review progress regarding the safety and efficacy of drugs in clinical trials, and to determine if the trial may be futile in achieving its endpoints or if the trial should be modified in any way.

In December 2019, the DMC convened and recommended that the trial continue with no changes because the analysis showed a positive outcome, as it met the prespecified interim futility analysis criteria.

In May 2020, we announced that we are providing free access to Mino-Lok for healthcare providers under an Expanded Access protocol to ease the burden associated with the COVID-19 pandemic. Through the Expanded Access protocol, an infected central venous catheter can now be treated with Mino-Lok, potentially avoiding the need for the removal and replacement procedure.

In June 2020, we announced that we had received positive feedback from the FDA on our proposed catheter compatibility studies for Mino-Lok. The studies, if and when successfully completed, should allow Mino-Lok to be labeled for use with all commercially available CVCs and peripherally inserted central catheters (PICCs) on the U.S. market. It is further assumed that these studies will meet European and world standards. The ability to be labeled without restrictions with respect to catheter type would allow Mino-Lok unrestricted access to the full U.S. and world markets for an effective antibiotic lock therapy for central line associated blood stream infections (“CLABSIs”).

In September 2020, we announced that another DMC meeting was held to review the data being generated and analyzed in the Mino-Lok Phase 3 trial based on progress to date, and to make recommendations to us as to any action that may be necessary regarding the study. After reviewing these data, the DMC members stated that they did not find any safety signals; and they also recommended continuing the trial without any modifications. The DMC further conducted an ad hoc meeting and agreed with the Company that a 75% interim analysis be conducted as planned in which superior efficacy is evaluated. The 75% interim analysis is expected to be completed by March 2021.

In September 2020 the Company announced that the three registration batches for all components of Mino Lok were manufactured and that clinical sites were resupplied with registration product.

In November 2020, the Company announced that the three components of Mino-Lok, minocycline, disodium edetate (“EDTA”), and ethanol, were superior to EDTA and ethanol in their ability to eradicate resistant staphylococcal biofilms.

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

Mino-Lok International Study

In October 2017, data from an international study on Mino-Lok was presented at the Infectious Disease Conference, (“ID Week”), in San Diego, California. The 44-patient study was conducted in Brazil, Lebanon, and Japan and showed Mino-Lok therapy was an effective intervention to salvage long-term, infected CVCs in CRBSIs in patients who had cancer with limited vascular access. This study showed 95% effectiveness for Mino-Lok therapy in achieving microbiological eradication of the CVCs as compared to 83% for the control. The single failure in the Mino-Lok arm was due to a patient with Burkholderia cepacia that was resistant to all antibiotics tested.

Stability Patent Application for Mino-Lok

In October 2018, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,086,114, entitled “Antimicrobial Solutions with Enhanced Stability.” This invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution. Citius holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

On October 9, 2019, the European Patent Office (“EPO”) granted European Patent No. 3370794, entitled “Antimicrobial Solutions with Enhanced Stability.” The grant of this European patent strengthens the intellectual property protection for Mino-Lok through November of 2036. This invention overcomes limitations in mixing antimicrobial solutions, in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution.

Market Opportunity

In spite of best clinical practice, catheters contribute to approximately 70% of blood stream infections that occur in the intensive care unit or are associated with hemodialysis or cancer patients (approximately 470,000 per year). Bacteria enter the catheter either from the skin or intraluminally through the catheter hub. Once in the catheter, bacteria tend to form a protective biofilm on the interior surface of the catheter that is resistant to most antimicrobial solutions. The most frequently used maintenance flush, heparin, actually stimulates biofilm formation. Heparin is widely used as a prophylactic lock solution, in spite of the evidence that it contributes to the promotion of biofilm formation. The formation of bacterial biofilm usually precedes CRBSIs.

The standard of care in the management of CRBSI patients consists of removing the infected CVC and replacing it with a new catheter at a different vascular access site. However, in cancer and hemodialysis patients with long-term surgically implantable silicone catheters, removal of the CVC and reinsertion of a new one at a different site might be difficult, or even impossible, because of the unavailability of other accessible vascular sites and the need to maintain infusion therapy. Furthermore, critically ill patients with short-term catheters often have underlying coagulopathy, which makes reinsertion of a new CVC at a different site, in the setting of CRBSIs, risky in terms of mechanical complications, such as pneumothorax, misplacement, or arterial puncture. Studies have also revealed that CRBSI patients may be associated with serious complications, including septic thrombosis, endocarditis and disseminated infection, particularly if caused by Staphylococcus aureus or Candida species. Furthermore, catheter retention in patients with CRBSIs is associated with a higher risk of relapse and poor response to antimicrobial therapy.

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

Under various plausible pricing scenarios, we believe that Mino-Lok would be cost-saving to the healthcare system given that the removal of an infected CVC and replacement of a new catheter in a different venous access site is estimated by us to cost between $8,000 and $10,000. Furthermore, there are potential additional medical benefits, a reduction in patient discomfort and avoidance of serious adverse events with the Mino-Lok approach since the catheter remains in place and is not subject to manipulation. We believe there will be an economic argument to enhance the adoption of Mino-Lok by infection control committees at acute care institutions.

In January of 2017, we commissioned a primary market research study with MEDACore, a subsidiary of Leerink, a healthcare focused network with more than 35,000 healthcare professionals, including key opinion leaders, experienced practitioners and other healthcare professionals throughout North America, Europe, Asia and other locations around the world. This network includes approximately 55 clinical specialties, 21 basic sciences and 20 business specialties. As part of this market research project, we commissioned a third party survey of 31 physicians to qualify the need for catheter salvage in patients with infected, indwelling central venous lines, especially when the catheter is a tunneled or an implanted port. There were 19 infectious disease experts and 12 intensivists surveyed who all agreed that salvage would be preferable to catheter exchange to avoid catheter misplacements, blood clots, or vessel punctures that can potentially occur during reinsertion. Most were also concerned that viable venous access may not be available in patients who were vitally dependent on a central line.

Mino-Wrap

Overview

On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of MDACC, whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants, specifically the Mino-Wrap technology. This includes rights to U.S. Patent No. 9,849,217, which was issued on December 16, 2017. We intend to develop Mino-Wrap as a liquefying, gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries. We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the FDA. Mino-Wrap will require pre-clinical development prior to any regulatory pathway. In July 2019, we announced that we intend to pursue the FDA’s Investigational New Drug (“IND”) regulatory pathway for the development of Mino-Wrap. On August 4, 2020, we announced that we had submitted a briefing package to the FDA for a pre-IND consultation on Mino-Wrap. In December 2020, we reported the FDA response to the briefing package and commented that the FDA was in general agreement with our planned pre-clinical program and gave further guidance on our clinical plans.

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

In 2017, the American Society of Plastic Surgeons reported that over 105,000 women in the United States underwent a post-mastectomy breast reconstructive procedure. Approximately 30% of these breast reconstruction occurs simultaneously with mastectomy, with most reconstructions occurring weeks later.

The current standard of care in post-mastectomy breast reconstruction is the use of a Tissue Expander (“TE”), which is a temporary implant that is placed below the pectoralis muscle within the mastectomy space. Once a sufficiently large soft tissue envelope has been created, the TE is then replaced by a permanent breast implant. Approximately 80% of the time, a TE is used in breast reconstructions.

The rate of infection following a mastectomy with a TE is 2.4 to 24% with an estimated mean of 12-14%. Once the implant becomes infected, the patient is usually hospitalized requiring approximate two weeks of IV and/or oral antimicrobials. In addition, the TE is removed, leading to a delay of lifesaving chemo-radiation therapy, and a more complex reconstruction in the future.

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

Symptom improvement was observed based on a global score of disease severity (“GSDS”) and based on some of the individual signs and symptoms of hemorrhoids, specifically itching and overall pain and discomfort. Within the first few days of treatment, the combination products (containing both hydrocortisone and lidocaine) were directionally favorable versus the placebo and their respective individual active treatment groups (e.g., hydrocortisone or lidocaine alone) in achieving ‘almost symptom free’ or ‘symptom free’ status according to the GSDS scale. These differences suggest the possibility of a benefit for the combination product formulation.

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

Information was also obtained about the formulation of the drug and the vehicle. As a result of this study, we believe that the performance of the active arms of the study relative to the vehicle could be improved by re-formulating our topical preparation. Therefore, we initiated work on vehicle formulation and evaluation of higher potency steroids.

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

In March 2018, we announced that we had selected a higher potency corticosteroid in our steroid/anesthetic topical formulation program for the treatment of hemorrhoids. The original topical preparation, which we referred to as Hydro-Lido or CITI-001, which was used in the Phase 2a study, was a combination of hydrocortisone acetate and lidocaine hydrochloride. The new formulation, CITI-002, which we refer to as Halo-Lido, combine slidocaine with the higher potency corticosteroid halobetasol propionate for symptomatic relief of the pain and discomfort of hemorrhoids.

We held a Type C meeting with the FDA in December 2017 to discuss the results of the Phase 2a study and to obtain the FDA’s view on development plans to support the potential formulation change for the planned Phase 2b study. We also requested the FDA’s feedback on our Phase 2b study design, including target patient population, inclusion/exclusion criteria, and efficacy endpoints. The pre-clinical and clinical development programs for CITI-002 are planned to be similar to those conducted for the development of CITI-001 to support the design for a planned Phase 3 clinical trial. We anticipate beginning a Phase 2b clinical study in the first quarter of 2021.

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

NoveCite

Overview

In October 2020, we, through our recently formed subsidiary, NoveCite, signed an exclusive agreement with Novellus Therapeutics Limited (“Novellus”) to license iPSC-derived mesenchymal stem cells (iMSCs). Under this worldwide exclusive license, we will be focused on developing cellular therapies. Specifically, we will seek to develop and commercialize the NoveCite mesenchymal stem cells (“NC-iMSCs”) to treat acute respiratory conditions with a near term focus on ARDS associated with COVID-19.

NC-iMSCs are the next generation mesenchymal stem cell therapy. They are believed to be differentiated and superior to donor-derived MSCs. Human donor-derived MSCs are sourced from human bone marrow, adipose tissue, placenta, umbilical tissue, etc. and have significant challenges (e.g., variable donor and tissue sources, limited supply, low potency, inefficient and expensive manufacturing). iMSCs overcome these challenges because they:

●	Are more potent and secrete exponentially higher levels of immunomodulatory proteins;

●	Have practically unlimited supply for high doses and repeat doses;

●	Are from a single donor and clonal so they are economically produced at scale with consistent quality and potency, as well as being footprint free (compared to viral reprogramming methods); and

●	Have a significantly higher expansion capability.

Several cell therapy companies using donor-derived MSC therapies in treating ARDS have demonstrated that MSCs reduce inflammation, enhance clearance of pathogens and stimulate tissue repair in the lungs. Almost all these positive results are from early clinical trials or under the emergency authorization program.

Market Opportunity

Globally, there are 3 million cases of ARDS every year, out of which approximately 200,000 cases are in the United States. The COVID-19 pandemic has added significantly to the number of ARDS cases. Once the COVID patients advance to ARDS, they are put on mechanical ventilators. Death rate among patients on ventilators can be as high as 50% depending on associated co-morbidities. There are no approved treatments for ARDS, and the current standard of care only attempts to provide symptomatic relief.

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

For our product candidates that fall out of the narrow scope criteria, we have identified pharmaceutical companies with large sales forces, experienced sales and marketing management teams, direct-to-consumer capabilities, significantly larger resources than ours, and non-competing product portfolios that we believe would make excellent sales and marketing partners. We intend to license our mass audience, non-specialty product candidates to such companies for sales and marketing.

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

Mino-Lok Intellectual Property

In May 2014, our subsidiary LMB entered into a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”), who licensed the intellectual property from MDACC, to develop and commercialize Mino-Lok on an exclusive, worldwide (except for South America), sub-licensable basis. LMB incurred a one-time license fee in May 2014. On March 20, 2017, LMB entered into an amendment to the license agreement that expanded the licensed territory to include South America, providing LMB with worldwide rights. We are obligated to pay annual maintenance fees that increase annually until reaching a designated amount, which we must pay until the first sale of product. We also must pay up to an aggregate of approximately $1.1 million in milestone payments, depending on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty equal to mid-single digit percentages to low-double digit percentages of net sales, depending on the level of sales in that year, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the country of sale at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment that will increase annually until reaching a designated amount, which we must pay for the duration of the term. We will be responsible for all patent expenses for the term of the agreement although MDACC is responsible for filing, prosecution and maintenance of all patents.

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

Stability Patent Application for Mino-Lok

In October 2018, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,086,114 (the “114 patent”), entitled “Antimicrobial Solutions with Enhanced Stability.” On October 9, 2019, the European Patent Office (“EPO”) granted European Patent No. 3370794, which corresponds to the ‘114 patent. The grant of these patents strengthens the intellectual property protection for Mino-Lok through November 2036. While the original patents for Mino-Lok (discussed above) cover the basic composition, this invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution. As such, the patents claiming the enhanced stability may effectively extend patent protection for Mino-Lok beyond the 2024 expiration of the original patents since it is expected that the compositions providing enhanced stability would be preferred over any non-stabilized versions that a competitor may introduce after June 7, 2024. Citius holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

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

In December 2017, the USPTO issued U.S. Patent No. 9,849,217, entitled “Antimicrobial Wraps for Medical Implants.” This invention overcomes limitations in breast reconstruction utilizing tissue expanders and implants following mastectomies by providing, in certain aspects, biodegradable antimicrobial film that may be wrapped around a medical implant such as a breast implant prior to the insertion into a subject such as a human patient. The scientists and technologists at MDACC have developed a biodegradable covering for a medical implant comprising a highly plasticized gelatin and at least one drug to reduce infection. Citius holds the exclusive worldwide license, which provides access to this patented technology for development and commercialization of Mino-Wrap.

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

NoveCite Intellectual Property

In October 2020, we, through our subsidiary NoveCite, Inc., entered into a license agreement with Novellus Therapeutics Limited (“Licensor”), whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on the Licensor’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. The patented technology consists of mesenchymal stem cells (“MSCs”) derived from an induced pluripotent stem cell line that is made by Licensor using the mRNA cell reprogramming methods in the patents covering the licensed technology.

Upon execution of the license agreement, NoveCite paid an upfront payment of $5,000,000 and issued to Licensor shares of Novecite’s common stock representing 25% of Novecite’s currently outstanding equity. We own the other 75% of NoveCite’s currently outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, prior to its initial public offering or a change of control (as defined in the license agreement), NoveCite must maintain Novellus’s ownership at 25% by issuing to Novellus additional shares.

NoveCite is obligated to pay Licensor up to an aggregate of $51,000,000 in milestone payments upon the achievement of various regulatory and developmental milestones. NoveCite also must pay on a fiscal quarter basis a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Licensor or any third party in the applicable country or (ii) the 10 year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10 year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Licensor an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

During the term of the license agreement, NoveCite is required to use commercially reasonable efforts to make commercially available at least one product in at least two markets: the United States and either the United Kingdom, France, Germany, China or Japan. Additionally, NoveCite shall (i) on or before the five year anniversary of the date of the license agreement, file an IND for a licensed product in the field of acute pneumonitis treatment and (ii) receive regulatory approval for a licensed product in the field of acute pneumonitis treatment in the United States or in a major market country on or before the ten year anniversary of the date of the license agreement.

Pursuant to the terms of the license agreement, NoveCite has been granted a right of first negotiation to exclusively license the rights to any new products developed or acquired by Licensor which cannot include MSC’s, that may be used within the field of acute pneumonitis treatment. After receiving notice from the Licensor of the new product opportunity, NoveCite has 30 days to notify Licensor of its desire to negotiate a license agreement for the new product. If such notice is given by NoveCite, the parties shall then have a period of 150 days from the date of Licensor’s notice to NoveCite to negotiate, exclusively and in good faith, the terms and conditions for the new product license agreement.

The term of the license agreement will continue on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire royalty term for any and all licensed products unless earlier terminated in accordance with its terms. Either party may terminate the license agreement upon written notice if the other party is in material default or breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due, subject to cure within the designated time period. Additionally, Licensor will have the right to terminate the agreement if NoveCite directly or indirectly challenges the patentability, enforceability or validity of any licensed patent. NoveCite may terminate the license agreement at any time without cause upon 90 days prior written notice.

Licensor will be responsible for preparing, filing, prosecuting and maintaining all patent applications and patents included in the licensed patents in the territory. Provided however, that if Licensor decides that it is not interested in maintaining a particular licensed patent or in preparing, filing, or prosecuting a licensed patent, it will promptly advise NoveCite in writing and NoveCite will have the right, but not the obligation, to assume such responsibilities in the territory at NoveCite’s sole cost and expense.

During the term of the license agreement, Licensor is prohibited from commercializing or exploiting (directly or indirectly) any product that includes mesenchymal stem cells for any purpose in acute pneumonitis treatment (subject to certain sponsored research exceptions), or exploiting (directly or indirectly) or enabling a third party to exploit, for any purpose in acute pneumonitis treatment or otherwise, the original licensed cell banks line or any GMP-grade cell banks of a cell line derived therefrom and that can be used as starting material for the manufacture of products derived from the licensed technology. During the term of the license agreement, each party is prohibited from soliciting any employee of the other party, subject to certain exceptions.

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

Mino-Lok Competition

Currently, the only alternative to Mino-Lok in the treatment of infected CVCs in CRBSI/CLABSI patients of which we are aware, is the standard of care of removing the culprit CVC and replacing a new CVC at a different vascular site. Citius is not aware of any INDs for a salvage antibiotic lock solution and does not expect any to be forthcoming due to the difficulty of meeting the necessary criteria to be effective and practical.

At this time, there are no pharmacologic agents approved in the U.S. for the prevention or treatment of CRBSIs or CLABSIs in central venous catheters. Citius is aware that there are several agents in development for prevention but none for salvage. The most prominent of these appear to be Defencath from CorMedix Inc. and B-Lock from Great Lakes Pharmaceuticals, Inc. (“GLP”).

DefencathTM (CorMedix Inc.)

Defencath is a formulation of Taurolidine 1.35%, Citrate 3.5%, and Heparin 1000 units/mL. Neutrolin is an anti-microbial catheter lock solution being developed by CorMedix to prevent CRBSIs and to prevent clotting. In January 2015, the FDA granted Fast Track and QIDP designations for Defencath. In December 2015, CorMedix initiated its Phase 3 clinical trial in hemodialysis patients in the United States. On June 20, 2018, CorMedix announced that it had completed its review and source-verification of the data required for the interim analysis of the Phase 3 LOCK-IT-100 study for Neutrolin. The data was then locked and transferred to the independent biostatistician for un-blinding and analysis, who then provided the results to the Data and Safety Monitoring Board (“DSMB”) for its review.

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

CorMedix has submitted its NDA for Defencath to the FDA, which accepted the NDA in August 2020. The FDA set a target review date of February 28, 2021.

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

Mino-Wrap Competition

The primary competition for Mino-Wrap would be the existing standard of care treatment, which includes a systemic perioperative antimicrobial agent with the perioperative immersion of the implant or irrigation of the surgical pocket with an antimicrobial solution prior to insertion of the tissue expander device. This is also administered with immediate postoperative oral antimicrobials.

Halo-Lido Competition

The primary competition in the hemorrhoid market is non-prescription OTC products. If approved by the FDA, Halo-Lido will be the only prescription product for the treatment of hemorrhoids.

NoveCite Competition

There are multiple participants in the cell therapy field both in the United States and abroad. We believe that the following companies most directly compete with NoveCite in our licensed field of acute pneumonitis treatment.

Cynata Therapeutics Limited develops and commercializes a proprietary mesenchymal stem cell technology under the Cymerus brand for human therapeutic use in Australia. The company’s lead therapeutic product candidate is CYP-001, which has completed a Phase 1 clinical trial for the treatment of graft versus host disease. Cynata also develops products for the treatment of asthma, heart attack, diabetic wounds, coronary artery disease, acute respiratory distress syndrome, brain cancer, melanoma, sepsis, osteoarthritis, and critical limb ischemia, which are in a preclinical model.

Athersys, Inc. is a biotechnology company that focuses on the research and development activities in the field of regenerative medicine. Its clinical development programs are focused on treating neurological conditions, cardiovascular diseases, inflammatory and immune disorders, and pulmonary and other conditions. The company’s lead platform product includes MultiStem cell therapy, an allogeneic stem cell product, which is in a Phase 3 clinical study for the treatment of patients suffering from neurological damage from an ischemic stroke, as well as in a Phase 2 clinical study for the treatment of patients with acute myocardial infarction, and has completed a Phase 1 clinical study for the treatment of patients suffering from leukemia or various other blood-borne cancers. The company has license and collaboration agreements with Healios K.K. to develop and commercialize MultiStem cell therapy for ischemic stroke, acute respiratory distress syndrome, and ophthalmological indications, as well as for the treatment of liver, kidney, pancreas, and intestinal tissue diseases; and the University of Minnesota to develop MultiStem cell therapy platform.

Pluristem Therapeutics Inc. operates as a bio-therapeutics company in Israel. It focuses on the research, development, clinical trial, and manufacture of placental expanded (PLX) based cell therapeutic products and related technologies for the treatment of various ischemic, inflammatory, and hematologic conditions, as well as autoimmune disorders. A Phase2 study of PLX cells as a treatment for severe COVID-19 cases complicated by acute respiratory distress syndrome has been initiated in the U.S.

Mesoblast Limited is a biopharmaceutical company that develops and commercializes allogeneic cellular medicines. The company offers products in the areas of cardiovascular, spine orthopedic disorder, oncology, hematology, and immune-mediated and inflammatory diseases. Its proprietary regenerative medicine technology platform is based on specialized cells known as mesenchymal lineage adult stem cells. In April 2020, Mesoblast initiated a Phase 3 trial using mesenchymal stromal cells for the treatment of moderate to severe COVID-19 acute respiratory distress syndrome.

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

Regulation

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. All of our current product candidates are considered drugs rather than medical devices. Consequently, we intend to submit an NDA to the FDA for each of Mino-Lok, Halo-Lido, Mino-Wrap and NoveCite.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, including clinical testing, as well as at any time before and after the approval process, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on our company and its operations.

Before any of our drug product candidates may be marketed in the United States, it must be approved by the FDA. The steps required before a drug may be approved for marketing in the United States generally include:

●	preclinical laboratory and animal tests, and formulation studies;

●	the submission to the FDA of an IND application for human clinical testing that must become effective before human clinical trials may begin;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

●	the submission to the FDA of an NDA and the FDA’s acceptance of the NDA for filing;

●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is to be produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMP”); and

●	FDA review and approval of the NDA.

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

Employees

As of September 30, 2020, we had ten employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius

Myron Holubiak, President, Chief Executive Officer and Director – Mr. Holubiak, 73, was appointed President, Chief Executive Officer and Director in March 2016. He previously served as a Director of Citius since October 2015 and was the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius, from March 2013 until March 2016.

Leonard Mazur, Executive Chairman and Secretary – Mr. Mazur, 75, has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Jaime Bartushak, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 53, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius.

Myron Czuczman, Chief Medical Officer and Executive Vice President – Dr. Czuczman, 61 was appointed as Chief Medical Officer and Executive Vice President in July 2020. Dr. Czuczman previously served as Vice President, Global Clinical Research and Development, Therapeutic Head of Lymphoma/CLL at Celgene Corporation.

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

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our securities could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Business and our Industry

We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We were formed in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development, have not received approval for any of our product candidates, and have not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets and stockholders’ equity. The process of developing our product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We incurred net losses of $17,548,085 and $15,562,144 for the years ended September 30, 2020 and 2019, respectively. At September 30, 2020, we had stockholders’ equity of $33,670,668 and an accumulated deficit of $70,593,867. Our net cash used in operating activities was $16,930,658 and $12,437,751 for the years ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020, we estimated that we have sufficient capital to continue our operations through March 2021. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our audited consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. We have concluded that substantial doubt about our ability to continue as a going concern exists and our auditors have made reference to this in their audit report on our audited consolidated financial statements for the year ended September 30, 2020.

We need to secure additional financing in the near future to complete the development of our current product candidates and support our operations.

We anticipate that we will incur operating losses for the foreseeable future. We have received gross proceeds of approximately $70.5 million from our public and private placement offerings through September 30, 2020. Additionally, in connection with the acquisition of LMB our Executive Chairman, Leonard Mazur, made an equity investment of $3.0 million in March 2016. Mr. Mazur has also loaned us $4,710,000 pursuant to convertible promissory notes. On August 8, 2017, these notes and accrued interest of $76,240 were converted into 1,547,067 shares of common stock at a price of $3.09 per share as part of an underwritten public offering which closed on the same date.

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

We will need to access the capital markets in the future for additional capital for research and development and for operations. Traditionally, pharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past several years have severely restricted raising new capital and have affected companies’ abilities to continue to expand or fund existing research and development efforts. The turmoil in the financial markets due to the COVID-19 pandemic could also adversely impact future fundraising activities. If the COVID-19 pandemic and related and/or other economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are not successful in securing additional financing, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates.

We are primarily a late-stage development company with an unproven business strategy and may never achieve commercialization of our therapeutic product candidates or profitability.

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

We are a clinical stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidates and we, as a company, have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date not successfully completed any late stage clinical trials nor undertaken any commercialization activities. Our operations have been limited primarily to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. These operations provide a limited basis for you to assess our ability to successfully commercialize our product candidates and the advisability of investing in our securities.

The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results.

The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok phase 3 trial. The full extent to which COVID-19 may impact this trial is not known at this time, but it has slowed the estimated completion date for the trial, which we now expect to be in the second half of 2021. This same risk applies to planned clinical trials for our other product candidates. The exact duration of the delay and any other impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 also could adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could further negatively impact the Mino-Lok trial. In addition, if the FDA elects to delay face-to-face meetings for an extended period of time due to COVID-19, it could have a material adverse effect on our Mino-Lok trial and our other product candidates. Any or all of these events could increase our operating expenses and the length of time to complete the trial and have a material adverse effect on our financial results.

We may choose not to continue developing any of our product candidates at any time during development, which would reduce or eliminate our potential return on investment for those product candidates.

At any time, we may decide to discontinue the development of any of our product candidates for a variety of reasons, including inadequate financial resources, the appearance of new technologies that render our product candidates obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

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

Our business depends on the successful development and commercialization of our product candidates. We are not permitted to market any of our product candidates in the United States until we receive approval from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that appear to be promising at some or all stages of development may not reach the market for a number of reasons that may not be predictable based on results and data of the clinical program. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

We may be required to demonstrate through large, long-term outcome trials that our product candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. This would increase the duration and cost of any such trial.

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

If any of our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays and cost increases in, or may decide to abandon development of, that product candidate. If we abandon or are delayed, or experience increased costs, in our development efforts related to any of our product candidates, we may not have sufficient resources to continue or complete development of that product candidate or any other product candidates. We may not be able to generate any revenues, continue our operations and clinical studies, or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. Further, it might not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or if we are required to generate additional data related to safety and efficacy in order to obtain approval of Mino-Lok or Halo-Lido under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for certain of our product candidates and therefore possibly reduce the time and cost of development of a product candidate and obtain a shortened review period for the application. The timeline for filing and review of our planned NDA for each of Mino-Lok and Halo-Lido is based upon our plan to submit each such NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, wherein we will rely in part on data generated by third parties and that is in the public domain or elsewhere. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of any product candidate under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents applicable to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of any product candidate. Even if no exclusivity periods apply to an application under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for such product candidate, to conduct substantial new research and development activities beyond those in which we currently plan to engage in order to obtain approval of that product candidate. Such additional new research and development activities would be costly and time consuming.

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

Our Mino-Lok solution contains minocycline, disodium ethylenediaminetetraacetic acid (edetate), and ethyl alcohol, all of which have been separately approved by the FDA for other indications, or are used as excipients in other parenteral products. Assuming FDA approval as a branded pharmaceutical product, we would need to obtain hospital formulary acceptance to generate sales of Mino-Lok. Additionally, we may encounter reluctance by the infectious disease physician community to vary from the existing standard of care to remove and replace an infected catheter. Currently, hospitals are reimbursed for the treatment of CRBSIs by the Center for Medicare and Medicare Services (“CMS”) through a Diagnosis Related Group (“DRG”) classification or code. Commercial insurance plans reimburse for CRBSIs in a similar manner. With Mino-Lok being priced as a branded FDA-approved pharmaceutical product, this could result in the participating hospital retaining a lower share of CMS or commercial reimbursement which may impact the acceptance and use of Mino-Lok by these institutions.

Our Halo-Lido product candidate for the treatment of hemorrhoids is a combination product consisting of two drugs, halobetasol propionate, a corticosteroid, and lidocaine, that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Halobetasol propionate cream is available in a 0.05% strength, and lidocaine creams are also available in strengths up to 5%. From our market analysis and discussions with a limited number of physicians, we know that patients sometimes obtain two separate cream products and co-administer them as prescribed, giving them a combination treatment which could be very similar to what we intend to study and seek approval for. As a branded, FDA-approved product with safety and efficacy data, we intend to price our product substantially higher than the generically available individual creams. We will then have to convince third-party payers and pharmacy benefit managers of the advantages of our product and justify our premium pricing. We may encounter resistance from these entities and will then be dependent on patients’ willingness to pay the premium and not seek alternatives. In addition, pharmacists often suggest lower cost prescription treatment alternatives to both physicians and patients. If approved, our Section 505(b)(2) approval and the market exclusivity we may receive will not guarantee that such alternatives will not exist, that substitution will not occur, or that there will be immediate or any acceptance to our pricing by payer formularies.

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

We have received fast track designation for Mino-Lok to treat and salvage infected central venous catheters in patients with CRBSIs. We may seek fast track designation for some of our other product candidates or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even with the fast track designation for Mino-Lok and if we do receive fast track designation or priority review for any other product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation from Mino-Lok or any other product candidate to be so designated if it believes that the designation is no longer supported by data from our clinical development program.

We do not own NoveCite, Inc. outright and will share any benefits from the development of its NoveCite product candidate with the other stockholder.

As of November 30, 2020, we owned 75% of the outstanding common stock of NoveCite. As a result, we will only be entitled to a portion of any benefits that flow from the development by NoveCite of its NoveCite product candidate or any other product candidates that it might develop. In the event that NoveCite issues additional equity securities in the future this would likely reduce our percentage ownership, unless we were to increase our investment, which would further reduce the portion of any benefit that might be derived from the NoveCite drug candidate’s successful development.

Any FDA programs related to the development and approval of treatments for COVID-19 and its symptoms may not be available to us or actually lead to a faster development or regulatory review or approval process for NoveCite, our proposed treatment for ARDS, nor will it assure FDA approval of such a treatment.

We intend to develop NoveCite under the FDA’s recently created Coronavirus Treatment Acceleration Program, or CTAP. The CTAP program was designed to accelerate the development of COVID-19 treatments via faster communications and regulatory review protocols. In late April 2020, we made a pre-IND submission to the FDA for this treatment and requested the FDA’s feedback to support the most expeditious pathway for clinical development of the therapy. The CTAP program has only recently begun and the FDA has broad discretion in administering the CTAP program and therefore we cannot assure you what the FDA might decide. Even though we believe that the response from the FDA was favorable, we did not specifically request guidance on the CTAP program; we may encounter problems at a later date under the CTAP program, or with the therapy itself, and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Because our NoveCite product candidate is based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

NoveCite’s cell programming technology and platform for generating cell therapy products using allogenic mesenchymal stem cells derived from iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges that NoveCite may incur during development of its NoveCite product candidate, and it faces uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of its NoveCite product candidate. In addition, because NoveCite’s iPSC-derived cell product candidate is in the pre-clinical stage, NoveCite is currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidate in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of the NoveCite product candidate, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

The pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the NoveCite product candidate may be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to a lack of prior experiences on the side of both developers and regulatory agencies. Additionally, due to the uncertainties associated with the pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the NoveCite product candidate, NoveCite may be required to modify or change its pre-clinical and clinical development plans or its manufacturing activities and plans, or be required to meet stricter regulatory requirements for approval. Any such modifications or changes could delay or prevent NoveCite’s ability to develop, manufacture, obtain regulatory approval or commercialize its NoveCite product candidate, which would adversely affect NoveCite’s and our business, financial condition and results of operations.

Cellular immunotherapies, and stem cell therapies and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for a product candidate such as NoveCite is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are currently no FDA approved products with a label designation that supports the use of a product to treat and reduce the severity of ARDS in patients with COVID-19, which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval, and the time and cost required to obtain regulatory approval in the United States for our product candidate.

Regulatory requirements in the United States governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval of the NoveCite product candidate. For example, within the FDA, the Center for Biologics Evaluation and Research, or CBER, restructured and created a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as the NoveCite product candidate. As a result, NoveCite may be required to change its regulatory strategy or to modify its applications for regulatory approval, which could delay and impair its ability to complete the pre-clinical and clinical development and manufacture of, and obtain regulatory approval for, its NoveCite product candidate. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require NoveCite to perform additional studies, increase its development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of the NoveCite product candidate or lead to significant post-approval limitations or restrictions. As NoveCite advances its NoveCite product candidate, NoveCite will be required to consult with the FDA and other regulatory authorities, and its NoveCite product candidate will likely be reviewed by an FDA advisory committee. NoveCite also must comply with applicable requirements, and if it fails to do so, it may be required to delay or discontinue development of its NoveCite product candidate. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring the NoveCite product candidate to market could impair NoveCite’s and our ability to generate sufficient product revenues to maintain our respective businesses.

NoveCite has assumed that the biological capabilities of iPSCs and adult-donor derived cells are likely to be comparable. If it is discovered that this assumption is incorrect, the NoveCite product candidate research and development activities could be harmed.

NoveCite anticipates that its research and development for its NoveCite product candidate will involve iPSCs, rather than adult-donor derived cells. With respect to iPSCs, NoveCite believes that scientists are still somewhat uncertain about the clinical utility, life span, and safety of such cells, and whether such cells differ in any clinically significant ways from adult-donor derived cells. If NoveCite discovers that iPSCs will not be useful for whatever reason for its NoveCite product candidate program, this would negatively affect NoveCite’s ability to develop a marketable product and it and we may never become profitable, which would have an adverse effect on our respective businesses, prospects, financial condition and results of operations.

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

Even if one of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community. The indication may be limited to a subset of the population or we may implement a distribution system and patient access program that is limited. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for commercial success. We believe that the degree of market acceptance and our ability to generate revenues from any approved product candidate or acquired approved product will depend on a number of factors, including:

●	prevalence and severity of any side effects;

●	results of any post-approval studies of the product;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	availability of coverage and reimbursement from government and other third-party payers;

●	the willingness of patients to pay out of pocket in the absence of government or third-party coverage;

●	the relative convenience and ease of administration and dosing schedule;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	strength of sales, marketing and distribution support;

●	price of any future products, if approved, both in absolute terms and relative to alternative treatments;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	the effect of current and future healthcare laws on any approved products;
●	patient access programs that require patients to provide certain information prior to receiving new and refill prescriptions; and

●	requirements for prescribing physicians to complete certain educational programs for prescribing drugs.

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

Our strategy with our product candidates is to outsource to third parties all or most aspects of the product development process, and possibly marketing, sales and distribution activities. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements for such with third parties, we will experience delays in product launch and sales and incur increased costs.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies or products for at least some of the same conditions we are targeting. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have no experience as a company, although our executive officers do have commercialization experience. However, that experience might not translate into the successful development and launch of any of our product candidates. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:

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

Even if the FDA approves one of our product candidates, physicians and patients might not accept and use it. Acceptance and use of our approved product candidates will depend upon a number of factors, including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of any of our product candidates;

●	perceptions by members of the health care community, including physicians, about the use of our product candidates versus the then respective standards of care for the disease or problem that we seek to address with our product candidates;

●	cost-effectiveness of our product candidates relative to competing products or therapies;

●	availability of reimbursement for our product candidates from government or other healthcare payers; and

●	effective marketing and distribution efforts by us and/or our licensees and distributors, if any.

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

We are and will be dependent on third-party research organizations to conduct all of our clinical trials with respect to our product candidates, including any candidates that we may develop in the future. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely or cost-effective manner or at all. If we rely on third parties for human trials, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we so request. We may not be able to secure and maintain suitable research organizations to conduct our human trials. We are responsible for confirming that each of our clinical trials is conducted in accordance with the trial’s general plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for any of our product candidates.

We rely exclusively on third parties to formulate and manufacture our product candidates.

We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers. If any product candidate we might develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on our current source or any future source or sources to manufacture our product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our product candidates and our financial performance might be materially affected.

In addition, before any of our collaborators can begin to commercially manufacture our product candidates, each must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMP and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. Our contracted manufacturing facilities must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any of our collaborators fails to comply with these requirements, we would be subject to possible regulatory action which could limit the jurisdictions in which we are permitted to sell our product candidates. As a result, our business, financial condition, and results of operations might be materially harmed.

Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We might be unable to identify manufacturers for commercial supply on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval, if any;

●	Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;

●	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates for commercialization;

●	Currently, our contract manufacturer for our clinical supplies is foreign, which increases the risk of shipping delays, adds the risk of import restrictions and adds the risk of political and environmental uncertainties that might effect those countries;

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have complete control over third-party manufacturers’ compliance with these regulations and standards;

●	If any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors;

●	Operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including a bankruptcy of the manufacturer or supplier or a natural disaster or a pandemic such as COVID-19; and

●	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

Our commercial success will depend in part on the maintenance of our license agreements. Currently, we are a party to two in-license agreements with MDACC, one for Mino-Lok (sub-licensed from the entity holding the license from MDACC) and one for Mino-Wrap. We recently entered into an in-license agreement with Novellus through our subsidiary NoveCite. Additionally, we expect to enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under our current license agreements, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under our current license agreements or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Each of our license agreements provides the licensor with a right to terminate the license agreement for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should the licensor under any of our license agreements exercise such a termination right, we would lose our right to the intellectual property under the respective license agreement, which loss may materially harm our business.

Any termination, or breach by, or conflict with our strategic partners or licensees could harm our business.

If we or any of our current or future collaborators or licensees fail to renew or terminate any of our collaborations or licensing arrangements or if either party fails to satisfy its obligations under any of our collaboration or license agreements or complete them in a timely manner, we could have difficulty completing the development of any of our product candidates and potentially lose significant sources of revenue, which could result in an adverse impact on our operations and financial condition as well as volatility in any future revenue. In addition, our agreements with our collaborators and licensees may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply or commercialization of our product candidates, or could require or result in litigation or arbitration. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Finally, any of our collaborations or license agreements may prove to be unsuccessful.

We plan to grow and develop our business through acquisitions of or investment in new or complementary businesses, products or technologies, and the failure to manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

Our business strategy is based on the acquisition of additional product candidates. This is evidenced by our in-licensing of NoveCite in October 2020. We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

●	assimilating the acquired technologies, products or business operations, as we are currently engaged in for NoveCite;

●	maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with the acquisition or investment;

●	diversion of our management’s attention from our preexisting business;

●	maintaining or obtaining the necessary regulatory approvals or complying with regulatory standards; and

●	adverse effects on existing business operations.

We have no current commitments with respect to any acquisition or investment in other technologies or businesses. We do not know if we will identify other suitable acquisitions, whether we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired product, technology or business into our business operations or retain key personnel, suppliers or collaborators.

Our ability to successfully develop our business through acquisitions including the recent in-licensing of NoveCite, will depend on our ability to identify, negotiate, complete and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any acquired business, technology or product into our business operations, our business and financial condition might be adversely affected.

We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

Our performance is substantially dependent on the continued services and on the performance of our executive management and other key personnel, who have extensive experience and specialized expertise in our business. Our President and Chief Executive Officer, Myron Holubiak, our Executive Chairman, Leonard Mazur, and our Chief Medical Officer and Executive Vice President, Myron Czuczman, in particular have significant experience in the running of pharmaceutical companies and/or drug development itself. In addition, Matt Angel, a director of NoveCite, is serving as a technical consultant to that company and was instrumental in the discovery and development to date of NoveCite. This depth of experience is of significant benefit to us, especially given the small size of our management team and our company, including our subsidiaries. The loss of the services of any of Mr. Holubiak, Mr. Mazur, Dr. Czuczman or Dr. Angel, as well as any other member of our executive management or any key employees, including those at NoveCite, could harm our ability to attract capital and develop and commercialize our product candidates. Neither we nor NoveCite has key man life insurance policies.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

We utilize the services of a clinical management team on a part-time basis to assist us in managing our ongoing Phase 2 and Phase 3 trials and intend to do so for future preclinical and clinical trials. While we believe this will provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities and other research institutions.

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

We will need to manage our anticipated growth and increased operational activity, including as a result of the in-licensing of NoveCite in October 2020. Our personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

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

Conflicts of interest may arise from our relationship with NoveCite.

As of November 30, 2020, we beneficially owned 75% of the voting power of NoveCite’s outstanding common stock; Novellus owns the other 25%. Our Board Chairman Leonard Mazur, who is also our largest stockholder, is a director and significant shareholder of Novellus. As a result of our partial ownership and Mr. Mazur’s relationship to Novellus, our relationship with NoveCite could give rise to certain conflicts of interest that could have an impact on our and NoveCite’s respective research and development programs, business opportunities, and operations generally.

●	Even though we utilize different technologies than NoveCite, we could find ourselves in competition with it for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements.

●	NoveCite will engage for its own business in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures other than to the extent as a stockholder in NoveCite. NoveCite will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by NoveCite.

●	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time.

●	There is overlap among our board of directors and senior management and that of NoveCite. Two of our directors, Myron Holubiak and Leonard Mazur, also serve as directors of NoveCite. In addition, Myron Holubiak serves as Chief Executive Officer and Jaime Bartushak serves as Chief Financial Officer of both Citius and NoveCite. These overlapping positions could interfere with the duties owed by such individuals to Citius.

The dual roles of our officers and directors who also serve in similar roles with NoveCite could create a conflict of interest and will require careful monitoring.

We share some directors and officers with NoveCite. This could create conflicts of interest between the two companies in the future. In the future, situations may arise under the operation of both companies that may create a conflict of interest. We will have to be diligent to ensure that any such situation is resolved by independent parties. In particular, NoveCite is free to pursue opportunities which could potentially be of interest to us, and they are not required to notify us prior to pursuing such opportunities. Any such conflict of interest or pursuit by NoveCite of a corporate opportunity independent of us could expose us to claims by our investors and creditors and could harm our results of operations.

Risks Related to Our Regulatory and Legal Environment

We are subject to extensive and costly government regulation.

Our product candidates are and any approved products will be subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. If our product candidates are to be marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation. Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our product candidates. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct clinical trials and approval for each product candidate we intend to market, and the manufacturing facilities used for the product candidates must be inspected and meet legal requirements. Securing regulatory approval requires submitting extensive preclinical and clinical data and other supporting information for each proposed product candidate in order to establish the product’s safety and efficacy for each intended use. The development and approval process might take many years, requires substantial resources, and might never lead to the approval of a product candidate. Further, the FDA or any foreign regulatory authority could change its established regulations that govern the drug development and approval process, which could negatively impact the ongoing or future regulatory review of our product candidates, including the anticipated timeline and cost of development and approval. Even if we are able to obtain regulatory approval for a particular product candidate, the approval might limit the indicated medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, might require further regulatory review and approval. Once obtained, any approvals might be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

If we, our collaborators or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things: suspension or cessation of clinical trials; delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize for sale any product candidates we are currently developing or that we may acquire or seek to develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the product approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any additional approvals we obtain. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our product candidate’s regulatory review. Delays in obtaining regulatory approvals might:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;

●	impose costly procedures on us; and

●	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA might ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business by leaving us without saleable products, and therefore without any potential sources of revenues, until another product candidate could be developed or obtained and successfully developed, approved and commercialized. Foreign jurisdictions impose similar regulatory approval processes and we will face the same risks if we seek foreign approval for any of our product candidates. There is no guarantee that we will ever be able to successfully develop or acquire any product candidate.

Following any regulatory approval of any product candidate, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our other product candidates.

If one of our product candidates is approved by the FDA or by a foreign regulatory authority, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the products or to whom and how we may distribute an approved product. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for any of our product candidates, if any, may include restrictions on use. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize that product candidate. The FDA could also require a registry to track the patients utilizing the product or implement a Risk Evaluation and Mitigation Strategy, or REMS, that could restrict access to the product, which would reduce our revenues and/or increase our costs. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Similar risks apply in foreign jurisdictions.

Manufacturers of pharmaceutical products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Similar regulatory programs exist in foreign jurisdictions. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our future approved products, if any, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a pharmaceutical product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, up to and including, withdrawal of the product from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

Post-approval marketing and promotion of products, standards and regulations for direct-to-consumer advertising, dissemination of off-label product information, industry-sponsored scientific and educational activities and promotional activities are heavily scrutinized and regulated by the FDA. Products may only be marketed for approved indications and in accordance with provisions of the FDA approved labels. Failure to comply with such requirements may result in adverse publicity, warning letters issued by the FDA, and civil or criminal penalties.

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

The use of any of our product candidates in pre-clinical and clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our product candidates. We have obtained limited product liability insurance coverage for our pre-clinical and clinical trials of $5.0 million per occurrence and in the aggregate, subject to a deductible of $25,000 per bodily injury and property damage occurrence, and a medical expense per person limit of $25,000. There can be no assurance that our existing insurance coverage will extend to any other product candidates in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time consuming and expensive, may damage that product’s and our reputations in the marketplace, and would likely divert management’s attention, any of which could have a material adverse effect on our Company.

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

If at any time federal monies are used in support of the research and development activities at MDACC that resulted or in the future result in certain of our issued pending U.S. patent applications, the federal government retains what are referred to as “march-in rights” to patents that are granted on these applications. Our license agreements for Mino-Lok and Mino-Wrap each provide that in the event of such governmental funding, our rights are subject to the government’s prior rights, if any. In addition, the license agreements provide that we will comply with the requirements of any agreement between MDACC and the governmental funding entity. If applicable, this could require us to grant the U.S. government either a nonexclusive, partially exclusive or exclusive license to the patented invention in any field of use, upon terms that are reasonable for a particular situation. Circumstances that could trigger march-in rights generally would be set out in the agreement between MDACC and the funding governmental entity and could include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. A funding governmental entity could elect to exercise these march-in rights on their own initiative or at the request of a third party; however, the exercise of such march-in rights has been historically rare when the patent holder (or its licensee) is practicing the patent invention although there can be no assurance that such rights would not be exercised. This same risk would apply to any other license into which we enter if the licensor receives government funding for the product candidate that is the subject of the license.

Changes in patent law or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The United States has enacted and is expected to continue to implement wide-ranging patent reform legislation. Further, United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the scope and value of patents, once obtained.

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

Risks Related to Our Securities

If we fail to meet the continued listing requirements of Nasdaq it could result in a delisting of our common stock and certain warrants.

Our common stock and certain outstanding warrants are currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses, maintaining a minimum level of stockholders’ equity and maintaining a minimum stock price. The failure to meet any listing standard would subject us to potential loss of listing.

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

We have twice failed to meet the listing standards, most recently between April 2020 and July 2020. In October 2019, we received a notice from Nasdaq that we failed to comply with the $1.00 minimum bid price requirement. We regained compliance on January 31, 2020. On April 1, 2020, we received written notice from The Nasdaq Stock Market indicating that, because the closing bid price for the Company’s common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we had been provided a compliance period of 180 calendar days, which ran until September 28, 2020, to regain compliance with the minimum bid price requirement. The date to regain compliance was extended by Nasdaq in response to the COVID-19 pandemic and its impact on the capital markets and listed companies’ stock prices. As a result of the extension, to regain compliance, the closing bid price of our common stock had to meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 14, 2020. On July 10, 2020, we regained compliance.

In the event of a future delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, stockholders could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or SOX, and Nasdaq rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. We previously had identified material weaknesses in our internal control over financial reporting related to ineffective separation of duties due to our limited finance staff, our reliance on consultants to assist with the financial reporting function and a lack of documented policies and procedures, which weaknesses were reported in fiscal 2016 and 2017 (and prior to that by our predecessor company). We remediated these material weaknesses as of September 30, 2018 and management determined that our internal controls over financial reporting were effective as of that date. While we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

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

The price of our securities may become volatile, which could lead to losses by stockholders and costly securities litigation.

The trading price of our securities is likely to be highly volatile and could fluctuate in response to factors such as:

●	the cost, timing, completion and/or results of our clinical trials;

●	our common stock being delisted from The Nasdaq Capital Market;

●	sales of our common stock or other securities in the open market or in public offerings or in private placements;

●	regulatory actions regarding our product candidates or any approved products;

●	additions or departures of key personnel;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	actual or anticipated variations in our operating results;

●	adoption of new accounting standards affecting our industry; and

●	other events or factors, many of which are beyond our control.

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

For the foreseeable future, to finance our operations, including possible acquisitions or strategic transactions, we expect to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2020, there were 55,576,996 shares of common stock outstanding, 26,831,989 shares underlying warrants with a weighted average exercise price of $1.546 per share and 3,390,171 shares underlying options with a weighted average exercise price of $2.513 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock or publicly traded warrants.

The common stock is controlled by insiders.

As of November 30, 2020, our executive officers and directors beneficially owned approximately 34.0% of our outstanding shares of common stock. Such concentrated control of our company may adversely affect the price of our common stock. If you acquire common stock, you may have no effective voice in the management of our company. Sales by our directors and executive officers or their affiliates, along with any other market transactions, could adversely affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of our business, we currently anticipate that any future earnings will be retained to finance our future expansion and for the implementation of our business plan. The lack of a dividend can further affect the market value of our stock and could significantly affect the value of any investment in our company.

Our Certificate of Incorporation allows for our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of the common stock.

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of one or more series of preferred stock that would grant preferential rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the preferred shares, together with a premium, prior to the redemption of the common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into our common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding our equity compensation plans required by this Item is found in Item 12 of this report.

Market Information

Our common stock and certain warrants to purchase common stock trade on The Nasdaq Capital Market under the symbol “CTXR” and “CTXRW,” respectively.

Holders of Common Stock

As November 30, 2020, we had approximately 95 stockholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at sole discretion of our Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the Board.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2020, which is the fourth quarter of our fiscal year.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 1A in this Form 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this report.

Historical Background

We are a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

On March 30, 2016, we acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing shares of its common stock. We acquired identifiable intangible assets of $19,400,000 related to in-process research and development and recorded goodwill of $9,346,796 for the excess of the purchase consideration over the net assets acquired.

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

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

Through September 30, 2020, we have devoted substantially all of our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from its operations.

Patent and Technology License Agreements

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

Under the license agreement, we paid a nonrefundable upfront payment of $125,000. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020 that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents.

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited (“Licensor”), whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on the Licensor’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, NoveCite paid an upfront payment of $5,000,000 to Licensor and issued to Licensor shares of Novecite’s common stock representing 25% of NoveCite’s currently outstanding equity. We own the other 75% of NoveCite’s currently outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, NoveCite must maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

Under the license agreement, NoveCite is obligated to pay Licensor up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Licensor or any third party in the applicable country or (ii) the 10 year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10 year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Licensor an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Licensor receives any revenue involving the original cell line included in the licensed technology, then Licensor shall remit to NoveCite 50% of such revenue.

Results of Operations for Year Ended September 30, 2020 compared to Year Ended September 30, 2019

	Year Ended September 30, 2020	Year Ended September 30, 2019
Revenues	$-	$-

Operating expenses:
Research and development	8,812,810	8,596,898
General and administrative	8,094,614	6,285,480
Stock-based compensation – general and administrative	803,261	715,983
Total operating expenses	17,710,685	15,598,361

Operating loss	(17,710,685)	(15,598,361)
Interest income	68,066	52,660
Other income	110,207	-
Interest expense	(15,673)	(16,443)
Net loss	$(17,548,085)	$(15,562,144)

Revenues

We did not generate any revenues for the years ended September 30, 2020 and 2019.

Research and Development Expenses

For the year ended September 30, 2020, research and development expenses were $8,812,810 as compared to $8,596,898 for the year ended September 30, 2019, an increase of $215,912. Research and development costs for Mino-Lok® decreased by $941,266 to $6,207,018 for the year ended September 30, 2020 as compared to $7,148,284 for the year ended September 30, 2019. Research and development costs for our Halo-Lido product candidate increased by $322,429 to $1,646,043 for the year ended September 30, 2020 as compared to $1,323,614 for the year ended September 30, 2019. Research and development costs for our Mino-Wrap product candidate decreased by $11,483 to $113,517 for the year ended September 30, 2020 as compared to $125,000 during the year ended September 30, 2019. During the year ended September 30, 2020, research and development costs for our new proposed novel cellular therapy for acute respiratory distress syndrome (ARDS) were $846,232.

We expect that research and development expenses will continue to increase in fiscal 2021 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate, and accelerate our research and development efforts related to ARDS and Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the year ended September 30, 2020, general and administrative expenses were $8,094,614 as compared to $6,285,480 for the year ended September 30, 2019 an increase of $1,809,134. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses. Compensation expense increased primarily due to the hiring of our new Chief Medical Officer in July 2020. During the year ended September 30, 2020, the Company issued $528,770 in common stock for investor relations and other consulting services, and incurred additional legal and business advisory expenses.

Stock-based Compensation Expense

For the year ended September 30, 2020, stock-based compensation expense was $803,261 as compared to $715,983 for the year ended September 30, 2019. Stock-based compensation expense increased by $87,278 in comparison to the prior period as we granted an option to our new Chief Medical Officer and additional options to consultants, directors and employees. At September 30, 2020, unrecognized total compensation cost related to unvested options of $1,166,073 is expected to be recognized over a weighted average period of 1.90 years.

Other Income (Expense)

During the year ended September 30, 2020, the Company earned $68,066 of interest income compared to $52,660 of interest income during the year ended September 30, 2019. We have temporarily invested some of the proceeds of our recent equity offerings. During the year ended September 30, 2020, the Company recorded as other income a $110,207 refund received from the FDA for 2016 product and establishment fees. The fees previously paid by the Company exceeded the costs of the FDA’s review of the associated applications.

Interest expense for the year ended September 30, 2020 was $15,673 as compared to $16,443 for the year ended September 30, 2019. Interest expense for both years is primarily for the notes payable to related parties that were acquired in the acquisition of LMB. During the year ended September 30, 2020, we also accrued $741 in interest expense on the COVID-related Small Business Administration (“SBA”) paycheck protection program loan received on April 15, 2020.

Net Loss

For the year ended September 30, 2020, we incurred a net loss of $17,548,085 compared to a net loss of $15,562,144 for the year ended September 30, 2019. The $1,985,941 increase in the net loss was primarily due to the $1,809,134 increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred losses of $17,548,085 and $15,562,144 for the years ended September 30, 2020 and 2019, respectively. At September 30, 2020, Citius had an accumulated deficit of $70,593,867. Citius’ net cash used in operations during the years ended September 30, 2020 and 2019 was $16,930,658 and $12,437,751, respectively.

The independent registered public accounting firm report on our September 30, 2020 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern and that the consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

As of September 30, 2020, Citius had working capital of $9,884,852. Our limited working capital was attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At September 30, 2020, Citius had cash and cash equivalents of $13,859,748 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the years ended September 30, 2020 and 2019, the Company received net proceeds of $22,733,850 and $11,147,552, respectively, from the issuance of equity. We also received $164,583 from the COVID-related SBA paycheck protection program loan received on April 15, 2020. Our primary uses of operating cash were for product development and commercialization activities, regulatory expenses, employee compensation, consulting fees, legal and accounting fees, and insurance expense.

Financing Activities

In December 2019, 1,060,615 of the September 2019 Offering Pre-Funded Unit Warrants were exercised at $0.0001 per share for net proceeds of $106.

In January 2020, investors who participated in the September 2019 Offering exercised 1,315,715 warrants at $0.77 per share resulting in net proceeds of $1,013,101 to the Company.

On February 14, 2020, the Company entered into a warrant exercise agreement for 3,712,218 shares of common stock having an exercise price of $0.77 and 2,586,455 shares of common stock at a reduced exercise price of $1.02. The offering closed on February 19, 2020 and net proceeds were $5,013,930 after placement agent fees and offering expenses.

On May 18, 2020, the Company closed a registered direct offering for the sale of 7,058,824 shares of common stock at $1.0625 per share for gross proceeds of $7,500,001. The Company also agreed to issue 3,529,412 unregistered immediately exercisable warrants to the investors with an exercise price of $1.00 per share and a term of five and one-half years. Net proceeds from the offering were $6,877,100.

On June 26, 2020, 1,129,412 of the May 2020 Registered Direct Offering Investor Warrants were exercised at $1.00 per share for net proceeds of $1,129,412.

On August 10, 2020, the Company closed an underwritten public offering of 9,159,524 shares of common stock at $1.05 per share for gross proceeds of $9,617,500. The Company paid the underwriter a fee of 7% of the gross proceeds totaling $673,225 and issued the underwriter 641,166 immediately exercisable warrants with an exercise price of $1.3125 per share and a term of five years. The Company also reimbursed the placement agent for $135,000 in expenses and incurred $109,074 in other expenses. Net proceeds from the offering were $8,700,201.

We expect that we will have sufficient capital to continue our operations through March 2021. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that proceeds, if any, will be sufficient enough or received in a timely manner to fully support our operations. While the COVID-19 pandemic has adversely impacted the progress of our clinical trials and operations, as of the date of this report, the Company has been able to access the capital markets and successfully complete financing transactions. However, we cannot be certain that any future impact of COVID-19 on our operations will not negatively impact our ability to raise capital.

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

In-process Research and Development and Goodwill

In process research and development represents the value of LMB’s leading drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to assist in the treatment of catheter related bloodstream infections and is expected to be amortized on a straight-line basis over eight years upon revenue generation. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized and will be tested at least annually for impairment.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairment has occurred since the acquisition through September 30, 2020.

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

The Company performed a qualitative assessment for its 2020 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2020.

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

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

December 16, 2020

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND 2019

	2020	2019
		(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$13,859,748	$7,893,804
Prepaid expenses	122,237	48,111
Total Current Assets	13,981,985	7,941,915

Property and equipment, net	1,577	590

Operating lease right-of-use asset, net	986,204	—

Other Assets:
Deposits	57,093	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	28,803,889	28,803,889

Total Assets	$43,773,655	$36,746,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,856,235	$2,713,542
Accrued expenses	164,040	246,225
Accrued compensation	1,654,919	1,400,688
Accrued interest	89,970	74,297
Notes payable – related parties	172,970	172,970
Operating lease liability	158,999	—
Total Current Liabilities	4,097,133	4,607,722

Note payable – paycheck protection program	164,583	—
Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	855,471	—
Total Liabilities	10,102,987	9,593,522

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 200,000,000 shares authorized; 55,576,996 and 28,930,493 shares issued and outstanding at September 30, 2020 and 2019, respectively	55,577	28,930
Additional paid-in capital	104,208,958	80,169,724
Accumulated deficit	(70,593,867)	(53,045,782)
Total Stockholders’ Equity	33,670,668	27,152,872

Total Liabilities and Stockholders’ Equity	$43,773,655	$36,746,394

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Revenues	$—	$—

Operating Expenses:
Research and development	8,812,810	8,596,898
General and administrative	8,094,614	6,285,480
Stock-based compensation – general and administrative	803,261	715,983
Total Operating Expenses	17,710,685	15,598,361

Operating Loss	(17,710,685)	(15,598,361)

Other Income (Expense):
Interest income	68,066	52,660
Other income	110,207	—
Interest expense	(15,673)	(16,443)
Total Other Income, Net	162,600	36,217

Loss before Income Taxes	(17,548,085)	(15,562,144)
Income tax benefit	—	—

Net Loss	$(17,548,085)	$(15,562,144)

Net Loss Per Share - Basic and Diluted	$(0.45)	$(0.77)

Weighted Average Common Shares Outstanding
Basic and diluted	39,165,248	20,161,854

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Stock	Shares	Amount	Capital	Deficit	Equity
Balance, October 1, 2018, as previously reported	$—	16,198,791	$16,199	$68,107,323	$(40,257,838)	$27,865,684

Restatement (see Note 1)	—	—	—	—	2,774,200	2,774,200
Balance, October 1, 2018, as restated	—	16,198,791	16,199	68,107,323	(37,483,638)	30,639,884

Issuance of common stock in registered direct offering, net of costs of $466,000	—	3,430,421	3,430	4,830,571	—	4,834,001
Issuance of common stock in underwritten offering, net of costs of $710,342	—	6,760,615	6,761	6,283,574	—	6,290,335
Issuance of common stock upon exercise of warrants	—	2,321,569	2,321	20,895	—	23,216
Issuance of common stock for services	—	219,097	219	211,378	—	211,597
Stock-based compensation expense				715,983	—	715,983
Net loss	—	—	—	—	(15,562,144)	(15,562,144)
Balance, September 30, 2019	—	28,930,493	28,930	80,169,724	(53,045,782)	27,152,872

Issuance of common stock upon exercise of warrants	—	9,804,415	9,804	7,146,745	—	7,156,549
Issuance of common stock for services	—	623,740	624	528,146	—	528,770
Issuance of common stock in registered direct offering, net of costs of $622,900	—	7,058,824	7,059	6,870,041	—	6,877,100
Issuance of common stock in underwritten offering, net of costs of $917,299	—	9,159,524	9,160	8,691,041	—	8,700,201
Stock-based compensation expense	—	—	—	803,261	—	803,261
Net loss	—	—	—	—	(17,548,085)	(17,548,085)
Balance, September 30, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(17,548,085)	$(15,562,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	803,261	715,983
Issuance of common stock for services	528,770	211,597
Amortization of operating lease right-of-use asset	151,520	—
Depreciation	844	893
Changes in operating assets and liabilities:
Other receivables	—	818,343
Prepaid expenses	(74,126)	9,621
Deposits	—	(54,926)
Accounts payable	(857,307)	1,140,098
Accrued expenses	(82,185)	64,568
Accrued compensation	254,231	201,773
Accrued interest	15,673	16,443
Operating lease liability	(123,254)	—
Net Cash Used In Operating Activities	(16,930,658)	(12,437,751)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,831)	—
Net Cash Used In Investing Activities	(1,831)	—

Cash Flows From Financing Activities:
Proceeds from notes payable – paycheck protection program	164,583	—
Proceeds from common stock warrant exercises	7,156,549	23,216
Net proceeds from underwritten offerings	8,700,201	6,290,335
Net proceeds from registered direct offerings	6,877,100	4,834,001
Net Cash Provided By Financing Activities	22,898,433	11,147,552

Increase (Decrease) in Cash and Cash Equivalents	5,965,944	(1,290,199)
Cash and Cash Equivalents – Beginning of Year	7,893,804	9,184,003
Cash and Cash Equivalents – End of Year	$13,859,748	$7,893,804

Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$1,137,724	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Pharmaceuticals, Inc. (“Citius” or the “Company”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all of the outstanding stock of LMB by issuing shares of its common stock. The net assets acquired included identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $9,346,796 for the excess of the purchase price over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

In-process research and development represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

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

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC and LMB, and its recently formed majority-owned subsidiary NoveCite. NoveCite, was inactive until October 2020. All significant inter-company balances and transactions have been eliminated in consolidation.

Restatement of Previously Issued Financial Statements

Our consolidated balance sheet as of September 30, 2019 and the beginning balances in the consolidated statements of changes in stockholders’ equity for the year ended September 30, 2019, have been restated for an error made with regard to a deferred tax liability, goodwill and accumulated deficit.

We determined that a deferred tax liability should have been recorded in the amount of $7,760,000 related to the in-process research and development intangible asset recorded in connection with the acquisition of LMB in March 2016, which would have resulted in additional goodwill of $7,760,000. Had the deferred tax liability been recorded upon acquisition of LMB, we would have also recognized an income tax benefit of $2,774,200 in 2018 as a result of the Tax Cuts and Jobs Act enacted into law on December 21, 2017, which lowered the U.S. corporate tax rate from 35% to 21%.

The table below indicates the impact of the restatement at September 30, 2019:

	Previously Recorded	Adjustment	As Restated
ASSETS
Goodwill	$1,586,796	$7,760,000	$9,346,796
Total Assets	$28,986,394	$7,760,000	$36,746,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred Tax Liability	$-	$4,985,800	$4,985,800
Total Liabilities	$4,607,722	$4,985,800	$9,593,522

Stockholders’ Equity:
Accumulated deficit	$(55,819,982)	$2,774,200	$(53,045,782)
Total Stockholders’ Equity	$24,378,672	$2,774,200	$27,152,872
Total Liabilities and Stockholders’ Equity	$28,986,394	$7,760,000	$36,746,394

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $16,930,658 and $12,437,751, for the years ended September 30, 2020 and 2019, respectively. The Company has no revenue and has relied on proceeds from equity transactions and debt to finance its operations. At September 30, 2020, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

The Company plans to raise capital through equity financings from outside investors as well as raise additional funds from existing investors. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. While the COVID-19 pandemic has adversely impacted the progress of the Company’s clinical trials and operations, as of the date of this report, the Company has been able to access the capital markets and successfully complete financing transactions. However, the Company cannot be certain that any future impact of COVID-19 on its operations will not negatively impact its ability to raise capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in 2020 and 2019.

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

Under the license agreement, we paid a nonrefundable upfront payment of $125,000 which was recorded as research and development expense during the year ended September 30, 2019. We paid an annual maintenance fee of $30,000 in January 2020. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Novellus

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) whereby we had the opportunity to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome (ARDS). The option exercise period ran for six months and the option agreement contained the agreed upon financial terms for the license. In April 2020 we paid Novellus $100,000 for the option and recorded it as a research and development expense.

Our Board Chairman Leonard Mazur, who is also our largest stockholder, is a director and significant shareholder of Novellus. As required by our Code of Ethics, the Audit Committee of our Board of Directors approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

On October 6, 2020, we signed an exclusive agreement with Novellus and have created a subsidiary, NoveCite, that will be focused on developing cellular therapies. Upon execution of the agreement, we advanced $5,000,000 to NoveCite and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, NoveCite must maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

NoveCite is obligated to pay Novellus up to $51,000,000 upon the achievement of various regulatory and developmental milestones. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the sale of a licensed product. This royalty is subject to downward adjustment to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Novellus an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Novellus receives any revenue involving the original cell line included in the licensed technology, then Novellus shall remit to NoveCite 50% of such revenue.

The term of the license agreement will continue on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire royalty term. Either party may terminate the license agreement upon written notice if the other party is in material default. NoveCite may terminate the license agreement at any time without cause upon 90 days prior written notice.

Novellus will be responsible for preparing, filing, prosecuting and maintaining all patent applications and patents included in the licensed patents in the territory. Provided however, that if Novellus decides that it is not interested in maintaining a particular licensed patent or in preparing, filing, or prosecuting a licensed patent, NoveCite will have the right, but not the obligation, to assume such responsibilities in the territory at NoveCite’s sole cost and expense.

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

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisition through September 30, 2020.

The Company evaluates the recoverability of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired, in accordance with Accounting Standard Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment issued by the Financial Accounting Standards Bureau (“FASB”). Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed in accordance with ASU 2017-04. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value.

The Company performed a qualitative assessment for its 2020 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2020.

Patents and Trademarks

Certain costs of outside legal counsel related to obtaining trademarks for the Company are capitalized. Patent costs are amortized over the legal life of the patents, generally twenty years, starting at the patent issuance date. There are no capitalized patents and trademarks as of September 30, 2020.

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

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2020. Any interest or penalties are charged to expense. During the years ended September 30, 2020 and 2019, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2016 are subject to examination by federal and state authorities.

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, for deferred tax assets for which it does not consider realization of such assets to be “more-likely-than-not.” The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected to adopt the package of practical expedients, which among other things, allows it to carry forward the historical lease classification and combine lease and non-lease components as a single lease component. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-02 in the quarter beginning October 1, 2019. This adoption approach resulted in a balance sheet presentation that is not comparable to the prior period in the year of adoption. The adoption of this ASU resulted in the recognition of a right of use asset and lease liability of $1,137,724.

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

5. NOTES PAYABLE

Notes Payable – Related Parties

A summary of notes payable – related parties outstanding as of September 30, 2020 and 2019 is as follows:

	2020	2019
Demand notes payable – Leonard Mazur	$160,470	$160,470
Demand notes payable – Myron Holubiak	12,500	12,500
Notes payable – related parties	$172,970	$172,970

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

Interest expense on notes payable – related parties for the years ended September 30, 2020 and 2019 was $14,932 and $16,443, respectively.

Paycheck Protection Program

On April 12, 2020, due to the business disruption caused by the COVID-19 health crisis, the Company applied for a forgivable loan through the Small Business Association’s Paycheck Protection Program (the “PPP”). In accordance with the provisions of the PPP, the loan accrues interest at a rate of 1% and a portion of the loan may be forgiven if it is used to pay qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid two years from the date of the loan. On April 15, 2020, the Company received funding in the amount of $164,583 from the Paycheck Protection Program through its bank.

Interest expense on the PPP loan was $741 for the year ended September 30, 2020.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

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

On September 8, 2020, the Company issued 101,174 shares of common stock for investor relations services and expensed the $100,000 fair value of the common stock issued.

Common Stock Offerings

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

On August 10, 2020, the Company closed an underwritten public offering of 9,159,524 shares of common stock at a price of $1.05 per share for gross proceeds of $9,617,500. The Company paid the underwriter a fee of 7% of the gross proceeds totaling $673,225 and issued the underwriters 641,166 immediately exercisable warrants with an exercise price of $1.3125 per share and a term of five years. The Company also reimbursed the placement agent for $135,000 in expenses and incurred $109,074 in other expenses. Net proceeds from the offering were $8,700,201. The estimated fair value of the 641,166 warrants issued to the underwriter was $569,426.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of September 30, 2020, there were options to purchase 855,171 shares outstanding, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired, and no shares were available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of September 30, 2020, there were options to purchase 1,890,000 shares outstanding and no shares available for future grants.

On February 10, 2020, the Company’s stockholders approved the 2020 Omnibus Stock Incentive Plan (“2020 Plan”). The 2020 Plan authorizes a maximum of 3,110,000 shares. The 2020 Plan provides incentives to employees, directors, and consultants of the Company in the form of granting an option, SAR, dividend equivalent right, restricted stock, restricted stock unit, or other right or benefit under the 2020 Plan. As of September 30, 2020, there were options to purchase 645,000 shares outstanding under the 2020 Plan and 2,465,000 shares available for future grants.

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

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2020 and 2019:

	2020	2019
Risk-free interest rate	0.26 – 1.66%	2.18 – 2.53%
Expected dividend yield	0%	0%
Expected term	6.50 – 10 years	6.50 – 10 years
Expected volatility	107 – 117%	119 – 121%

A summary of option activity under the plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	1,771,039	$4.03
Granted	1,625,799	0.89
Exercised	—	—
Forfeited or expired	(6,667)	9.00
Outstanding at September 30, 2020	3,390,171	$2.51	8.00 years	$440,336
Exercisable at September 30, 2020	1,507,141	$4.44	6.56 years	$72,566

The weighted average grant date fair value of the options granted during the year ended September 30, 2019 was estimated at $1.04 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

The weighted average grant date fair value of the options granted during the year ended September 30, 2020 was estimated at $0.76 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the years ended September 30, 2020 and 2019 was $803,261 and $715,983, respectively.

At September 30, 2020, unrecognized total compensation cost related to unvested awards of $1,166,073 is expected to be recognized over a weighted average period of 1.90 years.

Warrants

The Company has reserved 26,831,989 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2020:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	307,778	November 5, 2020 – April 25, 2021
LMB Warrants	6.15	38,771	November 20, 2020 – March 2, 2021
LMB Warrants	7.50	38,673	November 2, 2020 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investor Warrants	1.42	1,294,498	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent Warrants	1.93	240,130	April 5, 2021
September 2019 Offering Investor Warrants	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter Warrants	1.12	547,486	September 27, 2024
February 2020 Exercise Agreement Warrants	1.02	6,298,673	August 19, 2025
February 2020 Exercise Agreement Placement Agent Warrants	1.28	440,907	August 19,2025
May 2020 Registered Direct Offering Investor Warrants	1.00	2,400,000	November 18, 2025
May 2020 Registered Direct Offering Placement Agent Warrants	1.33	494,118	May 14, 2025
August 2020 Underwriter Warrants	1.31	641,166	August 10, 2025

		26,831,989

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

At September 30, 2020, the weighted average remaining life of all of the outstanding warrants is 3.55 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $976,164.

Common Stock Reserved

A summary of common stock reserved for future issuances as of September 30, 2020 is as follows:

Stock plan options outstanding	3,390,171
Stock plan shares available for future grants	2,465,000
Warrants outstanding	26,831,989
Total	32,687,160

The three-year unit purchase options issued during the year ended September 30, 2017 expired during the year ended September 30, 2020.

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

Mr. Mazur is a director and significant shareholder of Novellus, Inc. On October 6, 2020 the Company, through its subsidiary NoveCite, entered into an exclusive agreement with Novellus to develop cellular therapies (see Note 3).

8. EMPLOYMENT AND CONSULTING AGREEMENTS

Employment Agreements

The Company entered into a three-year employment agreement with its then Chief Executive Officer, Leonard Mazur, effective September 12, 2014. Upon expiration, the agreement was to automatically renew for successive periods of one-year. The agreement required the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement. Under the agreement, Leonard Mazur was granted options to purchase 220,000 shares of common stock. On March 30, 2016, in connection with the acquisition of LMB, Leonard Mazur resigned as Chief Executive Officer but continues to serve as Chairman of the Board under the agreement. On October 19, 2017, the Company and Mr. Mazur, entered into an amended employment agreement with a three-year term. Upon expiration, the agreement automatically renews for successive periods of one-year. Under the terms of the amended agreement, the Company is required to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

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

On July 13, 2020, Citius entered into an at will employment agreement with Myron Czuczman, M.D. to serve as Executive Vice President, Chief Medical Officer. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement. Dr. Czuczman was granted an option to purchase 500,000 shares of common stock.

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

Consulting expense under the agreements for the years ended September 30, 2020 and 2019 was $324,000 and $344,000, respectively. Consulting expense for the year ended September 30, 2019 includes $20,000 paid to a financial consultant who is a stockholder of the Company. The consulting agreement with the stockholder ended in February 2019.

9. FDA REFUNDS

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

In November 2019, the Company received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the year ended September 30, 2020.

10. COMMITMENTS AND CONTINGENCIES

Operating Lease

LMB leased office space from Akrimax (see Note 7) in Cranford, New Jersey at a monthly rental rate of $2,167 pursuant to an agreement which expired on April 30, 2019. Rent expense for the year ended September 30, 2019 was $56,063.

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Year Ended September 30, 2020
Operating lease cost	$228,828
Variable lease cost	—
Total lease cost	$228,828

Other information
Weighted-average remaining lease term - operating leases	5.1 Years
Weighted-average discount rate - operating leases	8.0

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2021	$234,447
2022	239,306
2023	244,165
2024	249,024
2025	253,883
Thereafter	21,460
Total lease payments	1,242,285
Less: interest	(227,815)
Present value of lease liabilities	$1,014,470

Leases	Classification	September 30, 2020
Assets
Lease asset	Operating	$986,204
Total lease assets		$986,204

Liabilities
Current	Operating	$158,999
Non-current	Operating	855,471
Total lease liabilities		$1,014,470

Interest expense on the lease liability was $87,303 for the year ended September 30, 2020.

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

11. INCOME TAXES

There was no provision for federal or state income taxes for the years ended September 30, 2020 and 2019 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2020 and 2019 due to the following:

	2020	2019
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%
Permanent differences	0.7%	0.1%
Increase in the valuation reserve	26.6%	27.2%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryforward	$14,498,000	$10,994,000
Stock-based compensation	915,000	1,133,000
Other	1,507,000	1,202,000
Valuation allowance on deferred tax assets	(16,920,000)	(13,329,000)
Total deferred tax assets	—	—
Deferred tax liabilities:
In-process research and development	(4,985,800)	(4,985,800)
Total deferred tax liability	(4,985,800)	(4,985,800)
Net deferred tax liability	$(4,985,800)	$(4,985,800)

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. During the years ended September 30, 2020 and 2019, the valuation allowance increased by $3,591,000 and $3,017,000, respectively. The increase in the valuation allowance during the years ended September 30, 2020 and 2019 was primarily due to the Company’s net operating loss. At September 30, 2020, the Company has a federal net operating loss carryforward of approximately $65,000,000 which begins expiring in 2034.

As of September 30, 2020, the Company also has federal research and development credits of $1,055,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2036.

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

12. SUBSEQUENT EVENTS

Novellus License

On October 6, 2020 the Company, through its subsidiary NoveCite, entered into an exclusive agreement with Novellus to develop cellular therapies (see Note 3).

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2020, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2020, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2020.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2020 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	855,171	$6.65	—
2018 Omnibus Stock Incentive Plan	1,890,000	$1.08	—
2020 Omnibus Stock Incentive Plan	645,000	1.22	2,465,000
Total	3,390,171	$2.51	2,465,000

Our equity compensation plans consist of the Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan, 2018 Omnibus Stock Incentive Plan and 2014 Stock Incentive Plan, which were all approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

We no longer may grant awards under the 2014 Stock Incentive Plan or the 2018 Omnibus Stock Incentive Plan.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Auditor and Audit Committee Matters” to be contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
4.1	Form of Registration Rights Agreement between the Purchasers named therein and Citius Pharmaceuticals Holdings, Inc., dated September 12, 2014.	8-K	9/18/2014	10.2
4.2	Placement Agent’s Unit Warrant in favor of Merriman Capital, Inc., dated September 12, 2014.	S-1/A	12/29/2015	10.12
4.3	Form of Investor Warrant, dated September 12, 2014.	8-K	9/18/2014	10.3
4.4	Form of Common Stock Purchase Warrant, dated May 10, 2017.	10-Q	5/15/2017	10.4
4.5	Form of Representative’s Warrant, dated August 3, 2017.	8-K	8/4/2017	4.2
4.6	Form of Investor Warrant, dated December 15, 2017.	8-K	12/19/2017	4.1
4.7	Form of Placement Agent Warrant, dated December 15, 2017.	8-K	12/19/2017	4.2
4.8	Form of Investor Warrant, dated March 28, 2018.	8-K	3/29/2018	4.1
4.9	Form of Placement Agent Warrant, dated March 28, 2018.	8-K	3/29/2018	4.2
4.10	Form of Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.1
4.11	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.12	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.3
4.13	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.14	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.15	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.16	Form of Pre-Funded Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.2
4.17	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.18	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.19	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.20	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.21	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.22	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.1	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3	Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed March 30, 2016, effective March 1, 2016.	8-K	4/5/2016	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5	Future Advance Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.1
10.6	Amended and Restated Demand Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.3
10.7	Warrant Agent Agreement between VStock Transfer, LLC and Citius Pharmaceuticals, Inc., dated August 3, 2017.	8-K	8/4/2017	4.1
10.8	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.9	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.10	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated December 15, 2017.	8-K	12/19/2017	10.1
10.11	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.12	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.13	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.+	10-Q	2/14/2019	10.1
10.14	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.15	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.+	10-Q	2/14/2019	10.3
10.16	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.17	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.18	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.19	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.20	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.21	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.22	Engagement letter, dated February 14, 2020, between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.2
10.23	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.24	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.+				X
21	Subsidiaries.	--	--	--	X
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
EX-101.INS	XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X

+	Portions of this exhibit have been omitted.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 16, 2020	By:	/s/ Myron Holubiak
Myron Holubiak
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Executive Chairman of the Board of Directors	December 16, 2020
Leonard Mazur

/s/ Myron Holubiak	President and Chief Executive Officer and Director	December 16, 2020
Myron Holubiak	(Principal Executive Officer)

/s/ Jaime Bartushak	Chief Financial Officer and Chief Accounting Officer	December 16, 2020
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 16, 2020
Suren Dutia

/s/ Carol Webb	Director	December 16, 2020
Carol Webb

/s/ William Kane	Director	December 16, 2020
William Kane

/s/ Howard Safir	Director	December 16, 2020
Howard Safir

/s/ Eugene Holuka	Director	December 16, 2020
Eugene Holuka