Form 10-Q
period 2020-12-31
Citius Pharmaceuticals, Inc.
filed 2021-02-11
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

As of February 10, 2021, there were 74,954,525 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2020

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly owned subsidiaries, Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to raise funds for general corporate purposes and operations, including our pre-clinical and clinical trials;

●	the cost, timing and results of our pre-clinical and clinical trials;

●	our ability to obtain and maintain required regulatory approvals for our product candidates;

●	the commercial feasibility and success of our technology and product candidates;

●	our ability to recruit and retain qualified management and scientific and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,295,663	$13,859,748
Prepaid expenses	1,283,303	122,237
Total Current Assets	5,578,966	13,981,985

Property and equipment, net	1,424	1,577

Operating lease right-of-use asset, net	946,533	986,204

Other Assets:
Deposits	38,062	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	28,784,858	28,803,889

Total Assets	$35,311,781	$43,773,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$984,175	$1,856,235
Accrued expenses	252,482	164,040
Accrued compensation	1,880,794	1,654,919
Accrued interest	93,938	89,970
Notes payable – related parties	172,970	172,970
Operating lease liability	163,423	158,999
Total Current Liabilities	3,547,782	4,097,133

Note payable – paycheck protection program	164,583	164,583
Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	812,775	855,471
Total Liabilities	9,510,940	10,102,987

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 55,576,996 shares issued and outstanding at December 31, 2020 and September 30, 2020	55,577	55,577
Additional paid-in capital	106,285,180	104,208,958
Accumulated deficit	(81,140,296)	(70,593,867)
Non-controlling interest	600,380	—
Total Stockholders’ Equity	25,800,841	33,670,668

Total Liabilities and Stockholders’ Equity	$35,311,781	$43,773,655

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2020	2019

Revenues	$—	$—

Operating Expenses
Research and development	6,191,179	2,664,546
General and administrative	1,688,664	1,562,995
Stock-based compensation – general and administrative	276,582	220,384
Total Operating Expenses	8,156,425	4,447,925

Operating Loss	(8,156,425)	(4,447,925)

Other Income (Expense)
Other income	—	110,207
Interest income	13,484	19,339
Interest expense	(3,968)	(3,991)
Total Other Income, Net	9,516	125,555

Net Loss	$(8,146,909)	$(4,322,370)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.15)

Weighted Average Common Shares Outstanding
Basic and diluted	55,576,996	29,197,980

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

				Additional		Non-
	Preferred	Common Stock		Paid-In	Accumulated	Controlling
	Stock	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	600,380	500
Stock-based compensation expense	—	—	—	276,582	—	—	276,582
Net loss	—	—	—	—	(8,146,909)	—	(8,146,909)
Balance, December 31, 2020	—	55,576,996	$55,577	$106,285,180	$(81,140,296)	$600,380	$25,800,841

Balance, October 1, 2019, as restated	$—	28,930,493	$28,930	$80,169,724	$(53,045,782)	$—	$27,152,872
Issuance of common stock upon exercise of warrants	—	1,060,615	1,061	(955)	—	—	106
Issuance of common stock for services	—	186,566	187	99,813	—	—	100,000
Stock-based compensation expense	—	—	—	220,384	—	—	220,384
Net loss	—	—	—	—	(4,322,370)	—	(4,322,370)
Balance, December 31, 2019	$—	30,177,674	$30,178	$80,488,966	$(57,368,152)	$—	$23,150,992

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(8,146,909)	$(4,322,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	276,582	220,384
Issuance of common stock for services		100,000
Amortization of operating lease right-of-use asset	39,671	34,569
Depreciation	153	177
Changes in operating assets and liabilities:
Prepaid expenses	(1,161,066)	(7,636)
Deposits	19,031	—
Accounts payable	(872,060)	(1,166,281)
Accrued expenses	88,442	(37,107)
Accrued compensation	225,875	75,295
Accrued interest	3,968	3,991
Operating lease liability	(38,272)	(15,282)
Net Cash Used In Operating Activities	(9,564,585)	(5,114,260)

Cash Flows From Financing Activities:
Proceeds from sale of NoveCite, Inc. common stock	500	—
Net proceeds from common stock warrant exercises	—	106
Net Cash Provided By Financing Activities	500	106

Net Change in Cash and Cash Equivalents	(9,564,085)	(5,114,154)
Cash and Cash Equivalents - Beginning of Period	13,859,748	7,893,804

Cash and Cash Equivalents - End of Period	$4,295,663	$2,779,650

Supplemental Disclosures Of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$—	$1,137,724

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all of the outstanding stock of LMB by issuing shares of its common stock. The net assets acquired included identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $9,346,796 for the excess of the purchase price over the net assets.

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

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% (7,500,000 shares) of the issued and outstanding capital stock (see Note 3).

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, and LMB, and its recently formed majority-owned subsidiary NoveCite. NoveCite was inactive until October 2020. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2020, the results of its operations and cash flows for the three-months ended December 31, 2020 and 2019.. The operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $9,564,585 for the three months ended December 31, 2020. The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. At December 31, 2020, the Company had working capital of $2,031,184 to fund its operations.  The Company estimates that its cash resources and the proceeds from its January 2021 private placement (see Note 9) will be sufficient to fund its operations through September 2021. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis. LMB is required to pay an annual maintenance fee each June until commercial sales of a product subject to the license commence. The annual fee paid in June 2020 was $90,000 (at which level it will remain for as long as it is due).

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000, which was recorded as research and development expense in January 2019. We paid an annual maintenance fee of $30,000 in January 2020. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term.  We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Novellus

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) whereby we had the opportunity to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome, (“ARDS”). The option exercise period ran for six months and the option agreement contained the agreed upon financial terms for the license. In April 2020 we paid Novellus $100,000 for the option and recorded it as a research and development expense.

Our Board Chairman Leonard Mazur, who is also our largest stockholder, is a director and significant shareholder of Novellus. As required by our Code of Ethics, the Audit Committee of our Board of Directors approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

On October 6, 2020, we, through NoveCite, our subsidiary that was established specifically for this purpose, exercised the option and signed an exclusive license agreement with Novellus. NoveCite is focused on developing cellular therapies. Upon execution of the agreement, we paid $5,000,000 to Novellus and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, NoveCite must maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

The $5,000,000 payment to Novellus was charged to research and development expense in the three months ended December 31, 2020.

Citius is responsible for the operational activities of NoveCite, and bears all costs necessary to operate NoveCite. Citius’s officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. As such, NoveCite is accounted for as a consolidated subsidiary with a noncontrolling interest.

Novellus has no contractual obligations to share in the losses of NoveCite, and the Company has not allocated any losses to the noncontrolling interest.

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

4. NOTES PAYABLE

Notes Payable – Related Parties

The aggregate principal balance as of December 31, 2020 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,563 and $3,991, respectively, for the three months ended December 31, 2020 and 2019.

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

Interest expense was $405 for the three months ended December 31, 2020.

5. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock Offerings

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

Common Stock Issued for Services

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

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. The Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards under the 2014 Plan. As of December 31, 2020, there were options to purchase an aggregate of 855,171 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired, and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. Pursuant to the 2018 Plan, the Board of Directors (or committees and/or executive officers delegated by the Board of Directors) may grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of December 31, 2020, there were options to purchase an aggregate of 1,890,000 shares of common stock outstanding under the 2018 Plan and no shares available for future grants.

On February 10, 2020, the Company’s stockholders approved the 2020 Omnibus Stock Incentive Plan (“2020 Stock Plan”). The 2020 Stock Plan authorizes a maximum of 3,110,000 shares. The 2020 Stock Plan provides incentives to employees, directors, and consultants of the Company in form of granting an option, SAR, dividend equivalent right, restricted stock, restricted stock unit, or other right or benefit under the 2020 Stock Plan. As of December 31, 2020, there were options to purchase 1,745,000 shares outstanding under the 2020 Plan and 1,365,000 shares available for future grants.

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

A summary of option activity under the Company’s stock option plans (excluding the NoveCite Stock Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2020	3,390,171	$2.51	8.0 years	$440,336
Granted	1,100,000	1.01
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2020	4,490,171	$2.15	8.3 years	$427,892
Exercisable at December 31, 2020	1,964,638	$3.56	6.9 years	$231,182

On October 6, 2020, the Board of Directors granted stock options to purchase a total of 800,000 shares to employees, 175,000 shares to directors and 125,000 shares to consultants at $1.01 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended December 31, 2020 and 2019 was $276,582 (including $12,556 for the NoveCite Stock Plan) and $220,384, respectively.

At December 31, 2020, unrecognized total compensation cost related to unvested awards under the 2014 Plan, 2018 Plan and 2020 Stock Plan of $1,815,188 is expected to be recognized over a weighted average period of 2.1 years.

On November 5, 2020, the stockholders of our majority-owned subsidiary, NoveCite, Inc., approved NoveCite’s 2020 Omnibus Stock Incentive Plan (“NoveCite Stock Plan”). The NoveCite Stock Plan authorizes a maximum of 2,000,000 shares of NoveCite common stock. The NoveCite Stock Plan provides incentives to employees, directors, and consultants of NoveCite through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights or benefits under the NoveCite Stock Plan. As of December 31, 2020, there were options outstanding to purchase 1,130,000 shares of NoveCite common stock under the NoveCite Stock Plan and 870,000 shares of NoveCite common stock available for future grants.

On November 5, 2020, NoveCite granted stock options to purchase 1,130,000 shares of NoveCite common stock to employees at a weighted average exercise price of $0.24 per share, of which, none are exercisable as of December 31, 2020. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 2.8 years. At December 31, 2020, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $213,444 is expected to be recognized over a weighted average period of 2.8 years.

Warrants

As of December 31, 2020, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	268,894	January 7, 2021 – April 25, 2021
LMB Warrants	6.15	18,106	March 2, 2021
LMB Warrants	7.50	17,889	January 8, 2021 – March 14, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Warrants	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter Warrants	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investor Warrants	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent Warrants	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investor Warrants	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent Warrants	3.73	46,866	March 28, 2023
August 2018 Offering Investor Warrants	1.15	7,843,138	August 14, 2023
August 2018 Offering Agent Warrants	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investor Warrants	1.42	1,294,498	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent Warrants	1.93	240,130	April 5, 2021
September 2019 Offering Investor Warrants	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter Warrants	1.12	547,486	September 27, 2024
February 2020 Exercise Agreement Warrants	1.02	6,298,673	August 19, 2025
February 2020 Exercise Agreement Placement Agent Warrants	1.28	440,907	August 19, 2025
May 2020 Registered Direct Offering Investor Warrants	1.00	2,400,000	November 18, 2025
May 2020 Registered Direct Offering Placement Agent Warrants	1.33	494,118	May 14, 2025
August 2020 Underwriter Warrants	1.31	641,166	August 10, 2025
		26,751,656

At December 31, 2020, the weighted average remaining life of the outstanding warrants is 3.3 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $746,324.

Common Stock Reserved

A summary of common stock reserved for future issuances as of December 31, 2020 is as follows:

Stock plan options outstanding	4,490,171
Stock plan shares available for future grants	1,365,000
Warrants outstanding	26,751,656
Total	32,606,827

6. RELATED PARTY TRANSACTIONS

The Company has outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

Leonard Mazur is a director and significant shareholder of Novellus, Inc. On October 6, 2020, the Company, through its subsidiary NoveCite, entered into an exclusive agreement with Novellus to develop cellular therapies (See Note 3).

7. OPERATING LEASE

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius will pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Operating lease cost	$59,706	$57,349
Variable lease cost	194	—
Total lease cost	59,900	$57,349

Other information
Weighted-average remaining lease term - operating leases	4.8 Years	5.8 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of December 31, 2020 is as follows:

Year Ending September 30,	December 31, 2020
2021 (excluding the 3 months ended December 31, 2020)	$176,139
2022	239,306
2023	244,165
2024	249,024
2025 and thereafter	275,343
Total lease payments	1,183,977
Less: interest	(207,779)
Present value of lease liabilities	$976,198

Leases	Classification	December 31, 2020	September 30, 2020
Assets
Lease asset	Operating	$946,533	$986,204
Total lease assets		$946,533	$986,204

Liabilities
Current	Operating	$163,423	$158,999
Non-current	Operating	812,775	855,471
Total lease liabilities		$976,198	$1,014,470

Interest expense on the lease liability was $20,035 and $22,780 for the three months ended December 31, 2020 and 2019, respectively.

8. FDA REFUND

In November 2019, the Company received a $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the three months ended December 31, 2019.

9. SUBSEQUENT EVENTS

Private Placement

On January 25, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors to raise approximately $20.0 million through the issuance of 15,455,960 shares of its common stock and warrants to purchase up to 7,727,980 shares of common stock, at a purchase price of $1.294 per share of common stock and associated warrant in a private placement priced at-the-market under Nasdaq rules. The private placement closed on January 27, 2021. The immediately exercisable warrants have an exercise price of $1.231 per share and a term of five and one-half years. As partial compensation, we granted the placement agent of the offering warrants to purchase up to an aggregate of 1,081,917 shares of common stock, which represents 7.0% of the aggregate number of shares sold in the transaction. The placement agent warrants have substantially the same terms as the investor warrants, except that the exercise price of the placement agent warrants is $1.6175 per share.

The Company currently intends to use the net proceeds for general corporate purposes, including pre-clinical and clinical development of our product candidates and working capital and capital expenditures.

Warrant Exercises

In February 2021, 3,921,569 of the August 2018 Offering Investor Warrants were exercised at $1.15 per share for net proceeds of $4,509,804.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2020 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Through December 31, 2020, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reducing tissue expander infections following breast reconstructive surgeries; and Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”).

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited (“Licensor”), to develop and commercialize a stem cell therapy based on the Licensor’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. NoveCite paid a $5,000,000 license fee and issued 25% of its outstanding equity to the Licensor. We own the other 75% of NoveCite’s currently outstanding equity. If NoveCite issues additional equity, subject to certain exceptions, NoveCite must maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

Under the license agreement, NoveCite is obligated to pay Licensor up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Licensor or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Licensor an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Licensor receives any revenue involving the original cell line included in the licensed technology, then Licensor shall remit to NoveCite 50% of such revenue.

RESULTS OF OPERATIONS

Three months ended December 31, 2020 compared with the three months ended December 31, 2019

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Revenues	$—	$—

Operating expenses:
Research and development	6,191,179	2,664,546
General and administrative	1,688,664	1,562,995
Stock-based compensation expense	276,582	220,384
Total operating expenses	8,156,425	4,447,925
Operating loss	(8,156,425)	(4,447,925)
Other income	—	110,207
Interest income	13,484	19,339
Interest expense	(3,968)	(3,991)
Net loss	$(8,146,909)	$(4,322,370)

Revenues

We did not generate any revenues for the three months ended December 31, 2020 or 2019.

Research and Development Expenses

For the three months ended December 31, 2020, research and development expenses were $6,191,179 as compared to $2,664,546 during the three months ended December 31, 2019, an increase of $3,526,633. Research and development costs for Mino-Lok® decreased by $1,393,352 to $719,653 for the three months ended December 31, 2020 as compared to $2,113,005 for the three months ended December 31, 2019. Research and development costs for our Halo-Lido product candidate decreased by $319,167 to $230,874 for the three months ended December 31, 2020 as compared to $550,041 for the three months ended December 31, 2019. Research and development costs for our Mino-Wrap product candidate were $237 for the three months ended December 31, 2020 as compared to $1,500 during the three months ended December 31, 2019. During the three months ended December 31, 2020, research and development costs for our recently in-licensed proposed novel cellular therapy for ARDS were $5,240,415.

We expect that research and development expenses will continue to increase in fiscal 2021 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap. We are actively seeking to raise additional capital in order to fund our research and development efforts.

General and Administrative Expenses

For the three months ended December 31, 2020, general and administrative expenses were $1,688,664 as compared to $1,562,995 during the three months ended December 31, 2019. General and administrative expenses increased by $125,669 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2020, stock-based compensation expense was $276,582 as compared to $220,384 for the three months ended December 31, 2019. Stock-based compensation expense includes options granted to directors, employees and consultants. For the three months ended December 31, 2020, stock-based compensation includes $12,556 in expense for the recently adopted NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $56,198 in comparison to the prior period due to new grants made by Citius and the expense for the NoveCite stock plan.

Other Income (Expense)

Interest income for the three months ended December 31, 2020 was $13,484 as compared to interest income of $19,339 for the prior period. We have invested some of the proceeds of our recent equity offerings in money market accounts. Interest income has decreased as interest rates have declined.

Interest expense on notes payable for the three months ended December 31, 2020 was $3,968 compared to $3,991 for the three months ended December 31, 2019. The three months ended December 31, 2020 includes $405 in interest on the paycheck protection program loan received on April 15, 2020.

Net Loss

For the three months ended December 31, 2020, we incurred a net loss of $8,146,909 compared to a net loss for the three months ended December 31, 2019 of $4,322,370. The $3,824,539 increase in the net loss was primarily due to the increase of $3,526,633 in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Uncertainty and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $8,146,909 for the three months ended December 31, 2020. At December 31, 2020, Citius had an accumulated deficit of $81,140,296. Citius’ net cash used in operations during the three months ended December 31, 2020 was $9,564,585.

Our September 30, 2020 consolidated financial statements contain an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern and that the consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

As of December 31, 2020, Citius had working capital of $2,031,184. Our limited working capital is attributable to the operating losses incurred by the Company since inception offset by our capital raising activities. At December 31, 2020, Citius had cash and cash equivalents of $4,295,663 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On January 25, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors to raise approximately $20.0 million through the issuance of 15,455,960 shares of its common stock and warrants to purchase up to 7,727,980 shares of common stock, at a purchase price of $1.294 per share of common stock and associated warrant in a private placement priced at-the-market under Nasdaq rules. The private placement closed on January 27, 2021.

Based on our cash and cash equivalents at December 31, 2020 and our January 2021 private placement, we expect that we will have sufficient funds to continue our operations through September 2021. We plan to raise additional capital in the future to support our operations. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 as filed with the SEC.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2020, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Investor Warrant issued January 27, 2021 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 27, 2021).
4.2	Form of Placement Agent Warrant issued January 27, 2021 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 27, 2021).
4.3	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchaser’s signatory thereto (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on January 27, 2021).
10.1	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchaser’s signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2021).
10.2	Engagement letter, dated January 23, 2021, between Citius Pharmaceuticals, Inc. and H. C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2021).
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 11, 2021	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2021	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)