Form 10-Q
period 2021-03-31
Citius Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 10, 2021, there were 135,473,947 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$103,697,162	$13,859,748
Prepaid expenses	1,277,029	122,237
Total Current Assets	104,974,191	13,981,985

Property and equipment, net	1,272	1,577

Operating lease right-of-use asset, net	906,092	986,204

Other Assets:
Deposits	38,062	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	28,784,858	28,803,889

Total Assets	$134,666,413	$43,773,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,132,877	$1,856,235
Accrued expenses	240,610	164,040
Accrued compensation	1,172,375	1,654,919
Accrued interest	97,877	89,970
Notes payable – related parties	172,970	172,970
Operating lease liability	167,937	158,999
Total Current Liabilities	2,984,646	4,097,133

Note payable – paycheck protection program	164,583	164,583
Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	769,218	855,471
Total Liabilities	8,904,247	10,102,987

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 200,000,000 shares authorized; 134,701,219 and 55,576,996 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	134,701	55,577
Additional paid-in capital	210,289,813	104,208,958
Accumulated deficit	(85,262,728)	(70,593,867)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	125,161,786	33,670,668
Non-controlling interest	600,380	—
Total Equity	125,762,166	33,670,668

Total Liabilities and Equity	$134,666,413	$43,773,655

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	1,551,341	2,015,940	7,742,520	4,680,486
General and administrative	2,293,517	2,258,322	3,982,181	3,821,317
Stock-based compensation – general and administrative	342,962	158,833	619,544	379,217
Total Operating Expenses	4,187,820	4,433,095	12,344,245	8,881,020

Operating Loss	(4,187,820)	(4,433,095)	(12,344,245)	(8,881,020)

Other Income (Expense)
Other income	—	—	—	110,207
Interest income	69,327	12,106	82,811	31,445
Interest expense	(3,939)	(3,980)	(7,907)	(7,971)
Total Other Income, Net	65,388	8,126	74,904	133,681

Net Loss	$(4,122,432)	$(4,424,969)	$(12,269,341)	$(8,747,339)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.13)	$(0.16)	$(0.28)

Weighted Average Common Shares Outstanding
Basic and diluted	95,997,427	34,318,761	75,565,121	31,744,379

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Stock-based compensation expense	—	—	—	276,582	—	276,582	—	276,582
Net loss	—	—	—	—	(8,146,909)	(8,146,909)	—	(8,146,909)
Balance, December 31, 2020	—	55,576,996	55,577	106,285,180	(81,140,296)	25,200,461	600,380	25,800,841
Issuance of common stock in private placement offering, net of costs of $1,549,602	—	15,455,960	15,456	18,434,954	—	18,450,410	—	18,450,410
Issuance of common stock in registered direct offering, net of costs of $5,520,160	—	50,830,566	50,830	70,929,012	—	70,979,842	—	70,979,842
Issuance of common stock upon exercise of warrants	—	12,787,697	12,788	14,229,755	—	14,242,543	—	14,242,543
Issuance of common stock for services	—	50,000	50	67,950	—	68,000	—	68,000
Stock-based compensation expense	—	—	—	342,962	—	342,962	—	342,962
Net loss	—	—	—	—	(4,122,432)	(4,122,432)	—	(4,122,432)

Balance, March 31, 2021	$—	134,701,219	$134,701	$210,289,813	$(85,262,728)	125,161,786	$600,380	$125,762,166

Balance, October 1, 2019, as restated	$—	28,930,493	$28,930	$80,169,724	$(53,045,782)	$(27,152,872)	$—	$27,152,872
Issuance of common stock upon exercise of warrants	—	1,060,615	1,061	(955)	—	106	—	106
Issuance of common stock for services	—	186,566	187	99,813	—	100,000	—	100,000
Stock-based compensation expense	—	—	—	220,384	—	220,384	—	220,384
Net loss	—	—	—	—	(4,322,370)	(4,322,370)	—	(4,322,370)
Balance, December 31, 2019	—	30,177,674	30,178	80,488,966	(57,368,152)	23,150,992	—	23,150,992
Issuance of common stock upon exercise of warrants	—	7,614,388	7,614	6,019,417	—	6,027,031	—	6,027,031
Issuance of common stock for services	—	286,000	286	305,734	—	306,020	—	306,020
Stock-based compensation expense	—	—	—	158,833	—	158,833	—	158,833
Net loss	—	—	—	—	(4,424,969)	(4,424,969)	—	(4,424,969)

Balance, March 31, 2020	$—	38,078,062	$38,078	$86,972,950	$(61,793,121)	$25,217,907	$—	$25,217,907

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(12,269,341)	$(8,747,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	619,544	379,217
Issuance of common stock for services	68,000	406,020
Amortization of operating lease right-of-use asset	80,112	81,847
Depreciation	305	354
Changes in operating assets and liabilities:
Prepaid expenses	(1,154,792)	(5,553)
Deposits	19,031	—
Accounts payable	(723,358)	(1,189,182)
Accrued expenses	76,570	(96,234)
Accrued compensation	(482,544)	(368,812)
Accrued interest	7,907	7,971
Operating lease liability	(77,315)	(50,158)
Net Cash Used In Operating Activities	(13,835,881)	(9,581,869)

Cash Flows From Financing Activities:
Proceeds from sale of NoveCite, Inc. common stock	500	—
Net proceeds from private placement	18,450,410	—
Net proceeds from registered direct offering	70,979,842	—
Net proceeds from common stock warrant exercises	14,242,543	6,027,137
Net Cash Provided By Financing Activities	103,673,295	6,027,137

Net Change in Cash and Cash Equivalents	89,837,414	(3,554,732)
Cash and Cash Equivalents - Beginning of Period	13,859,748	7,893,804
Cash and Cash Equivalents - End of Period	$103,697,162	$4,339,072

Supplemental Disclosures Of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$—	$1,137,724

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products with a focus on anti-infective products in adjunct cancer care, unique prescription products and stem cell therapy.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, and LMB, and its majority-owned subsidiary NoveCite. NoveCite was inactive until October 2020. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2021, and the results of its operations and cash flows for the three and six month periods ended March 31, 2021 and 2020. The operating results for the three and six month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission.

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

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $13,835,881 for the six months ended March 31, 2021. As a result of the Company’s recent common stock offerings and common stock warrant exercises in its second fiscal quarter of 2021, the Company had working capital of $101,989,545 at March 31, 2021. The Company estimates that its available cash resources will be sufficient to fund its operations through March 2023.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond March 2023, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido and Novecite, will depend on its ability to obtain regulatory approval to market Mino-Lok and generate substantial revenue from the sale of Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its products. However, the Company can provide no assurances on future sales of Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including regulatory approval, and protect its intellectual property.

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

Under the license agreement, the Company paid annual maintenance fees of $45,000 and $30,000 in January 2021 and 2020, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Novellus

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) whereby we had the opportunity to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome (“ARDS”). The option exercise period ran for six months and the option agreement contained the agreed upon financial terms for the license. In April 2020 we paid Novellus $100,000 for the option and recorded it as a research and development expense.

Our Board Chairman Leonard Mazur, who is also our largest stockholder, is a significant shareholder of Novellus and subsequent to the option agreement as well as the license agreement referred to below, became a director of Novellus. As required by our Code of Ethics, the Audit Committee of our Board of Directors approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

On October 6, 2020, we, through NoveCite, our subsidiary that was established specifically for this purpose, exercised the option and signed an exclusive license agreement with Novellus. NoveCite is focused on developing cellular therapies. Upon execution of the agreement, we paid $5,000,000 to Novellus and issued to Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, NoveCite must maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

The $5,000,000 payment to Novellus was charged to research and development expense in the six months ended March 31, 2021.

Citius is responsible for the operational activities of NoveCite, and bears all costs necessary to operate NoveCite. Citius’s officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. As such, NoveCite is accounted for as a consolidated subsidiary with a noncontrolling interest.

Novellus has no contractual rights in the profits or obligations to share in the losses of NoveCite, and the Company has not allocated any losses to the noncontrolling interest.

NoveCite is obligated to pay Novellus up to $51,000,000 upon the achievement of various regulatory and developmental milestones. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the sale of a licensed product. This royalty is subject to downward adjustment to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) the date on which a biosimilar product is first marketed, sold, or distributed in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Novellus an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

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

4. NOTES PAYABLE

Notes Payable – Related Parties

The aggregate principal balance as of March 31, 2021 consists of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrue interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrue interest at 12% per annum.

Interest expense on notes payable – related parties was $3,533 and $3,980, respectively, for the three months ended March 31, 2021 and 2020. Interest expense on notes payable – related parties was $7,096 and $7,971, respectively, for the six months ended March 31, 2021 and 2020.

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

Interest expense was $406 and $811 for the three and six months ended March 31, 2021, respectively.

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

On January 27, 2021, the Company closed a private placement for 15,455,960 shares of its common stock and warrants to purchase up to 7,727,980 shares of common stock, at a purchase price of $1.294 per share of common stock and accompanying warrant, for gross proceeds of $20,000,012. The 7,727,980 warrants are immediately exercisable at $1.231 per share for a term of five and one-half years. The Company paid the placement agent a fee of 7% of the gross proceeds totaling $1,400,001 and issued the placement agent 1,081,917 warrants for common stock that are immediately exercisable at $1.6175 per share for a term of five and one-half years. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $64,601 in other expenses. Net proceeds from the offering were $18,450,410. The estimated fair value of the 7,727,980 warrants issued to the investors was approximately $7,582,000 and the estimated fair value of the 1,081,917 warrants issued to the placement agent was approximately $1,025,000.

On February 19, 2021, the Company closed a registered direct offering for 50,830,566 shares of its common stock and warrants to purchase up to 25,415,283 shares of common stock, at a purchase price of $1.505 per share of common stock and accompanying warrant, for gross proceeds of $76,500,002. The 25,415,283 warrants are immediately exercisable at $1.70 per share for a term of five years. The Company paid the placement agent a fee of 7% of the gross proceeds totaling $5,355,000 and issued the placement agent 3,558,140 warrants for common stock that are immediately exercisable at $1.881 per share for a term of five years. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $80,160 in other expenses. Net proceeds from the offering were $70,979,842. The estimated fair value of the 25,415,283 warrants issued to the investors was approximately $42,322,000 and the estimated fair value of the 3,558,140 warrants issued to the placement agent was approximately $5,850,000.

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

On February 12, 2021, the Company issued 50,000 shares of common stock for investor relations services and expensed the $68,000 fair value of the common stock issued.

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan (the “2014 Plan”) the Company reserved 866,667 shares of common stock for issuance to employees, directors and consultants. As of March 31, 2021, there were options to purchase an aggregate of 855,171 shares of common stock outstanding under the 2014 Plan, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan (the “2018 Plan”) and the Company reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. As of March 31, 2021, there were options to purchase an aggregate of 1,890,000 shares of common stock outstanding under the 2018 Plan and no shares available for future grants.

On February 10, 2020, the Company’s stockholders approved the 2020 Omnibus Stock Incentive Plan (“2020 Stock Plan”). The 2020 Stock Plan authorizes a maximum of 3,110,000 shares. The 2020 Stock Plan provides incentives to employees, directors, and consultants of the Company in form of granting an option, SAR, dividend equivalent right, restricted stock, restricted stock unit, or other right or benefit under the 2020 Stock Plan. As of March 31, 2021, there were options to purchase 1,870,000 shares outstanding under the 2020 Plan and 1,240,000 shares available for future grants.

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

A summary of option activity under the Company’s stock option plans (excluding the NoveCite Stock Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2020	3,390,171	$2.51	8.0 years	$440,336
Granted	1,225,000	1.08
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2021	4,615,171	$2.13	8.1 years	$2,659,010

Exercisable at March 31, 2021	1,968,804	$3.56	6.6 years	$787,968

On October 6, 2020, the Board of Directors granted stock options to purchase 800,000 shares to employees, 175,000 shares to directors and 125,000 shares to consultants at $1.01 per share. On February 16, 2021, the Board of Directors granted stock options to purchase a total of 125,000 shares to directors at $1.69 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $342,962 (including $18,833 for the NoveCite Stock Plan) and $158,833, respectively. Stock-based compensation expense for the six months ended March 31, 2021 and 2020 was $619,544 (including $31,389 for the NoveCite Stock Plan) and $379,217, respectively.

At March 31, 2021, unrecognized total compensation cost related to unvested awards under the 2014 Plan, 2018 Plan and 2020 Stock Plan of $1,669,737 is expected to be recognized over a weighted average period of 1.8 years.

On November 5, 2020, the stockholders of our majority-owned subsidiary, NoveCite, Inc., approved NoveCite’s 2020 Omnibus Stock Incentive Plan (“NoveCite Stock Plan”). The NoveCite Stock Plan authorizes a maximum of 2,000,000 shares of NoveCite common stock. The NoveCite Stock Plan provides incentives to employees, directors, and consultants of NoveCite through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights or benefits under the NoveCite Stock Plan. As of March 31, 2021, there were options outstanding to purchase 1,130,000 shares of NoveCite common stock under the NoveCite Stock Plan and 870,000 shares of NoveCite common stock available for future grants.

On November 5, 2020, NoveCite granted stock options to purchase 1,130,000 shares of NoveCite common stock to employees at a weighted average exercise price of $0.24 per share, of which, none are exercisable as of March 31, 2021. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 9.61 years. At March 31, 2021, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $194,611 is expected to be recognized over a weighted average period of 2.6 years.

Warrants

As of March 31, 2021, the Company has reserved shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding:

	Exercise price	Number	Expiration Dates
Investor Warrants	$9.00	126,669	April 15, 2021 – April 25, 2021
LMB Warrants	7.50	53,110	March 24, 2022 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Investors	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investors	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	549,020	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investors	1.42	1,294,498	April 5, 2021
April 2019 Registered Direct/Private Placement Offering Placement Agent	1.93	240,130	April 5, 2021
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	143,295	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	2,400,000	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	494,118	May 14, 2025
August 2020 Underwriter	1.31	641,166	August 10, 2025
January 2021 Registered Direct Offering Investors	1.23	6,182,384	July 27, 2026
January 2021 Registered Direct Offering Agent	1.62	1,081,917	July 27, 2026
February 2021 Offering Investors	1.70	25,044,164	February 19, 2026
February 2021 Offering Agent	1.88	3,558,140	February 19, 2026
		51,569,059

At March 31, 2021, the weighted average remaining life of the outstanding warrants is 4.3 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $14,029,462.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2021 is as follows:

Stock plan options outstanding	4,615,171
Stock plan shares available for future grants	1,240,000
Warrants outstanding	51,569,059
Total	57,424,230

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Operating lease cost	$119,412	$126,844
Variable lease cost	194	—
Total lease cost	119,606	$126,844

Other information
Weighted-average remaining lease term - operating leases	4.6 Years	5.6 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of March 31, 2021 is as follows:

Year Ending September 30,	March 31, 2021
2021 (excluding the 6 months ended March 31, 2021)	$117,830
2022	239,306
2023	244,165
2024	249,024
2025 and thereafter	275,343
Total lease payments	1,125,668
Less: interest	(188,513)
Present value of lease liabilities	$937,155

Leases	Classification	March 31, 2021	September 30, 2020
Assets
Lease asset	Operating	$906,092	$986,204
Total lease assets		$906,092	$986,204

Liabilities
Current	Operating	$167,937	$158,999
Non-current	Operating	769,218	855,471
Total lease liabilities		$937,155	$1,014,470

Interest expense on the lease liability was $39,300 and $44,997 for the six months ended March 31, 2021 and 2020, respectively.

8. FDA REFUND

In November 2019, the Company received a $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the six months ended March 31, 2020.

9. SUBSEQUENT EVENTS

Special Meeting of Stockholders

The Company plans to hold a special meeting of stockholders on May 24, 2021 at the Company’s headquarters at 11 Commerce Drive, First Floor, Cranford, New Jersey 07016, to 1) approve an amendment to our Articles of Incorporation to increase the authorized number of shares from 210,000,000 to 410,000,000 and the authorized number of common shares from 200,000,000 to 400,000,000, and 2) approve the 2021 Omnibus Stock Incentive Plan. The record date for the Special Meeting is April 7, 2021. Only stockholders of record at the close of business on that date may vote at the meeting or any adjournment thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2021 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

Historical Background

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products with a focus on anti-infective products in adjunct cancer care, unique prescription products and stem cell therapy. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary and on March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

Through March 31, 2021, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reducing tissue expander infections following breast reconstructive surgeries; and Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”).

Patent and Technology License Agreements

Our patent and technology license agreements are discussed in the footnotes to our unaudited consolidated financial statements included in this Report.

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits or, in the event the licensed product is not subject to a valid patent claim, the royalty is reduced to mid- to lower-single digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

Under the license agreement, the Company paid a nonrefundable upfront payment of $125,000. We paid annual maintenance fees of $45,000 and $30,000 in January 2021 and 2020, respectively. The annual maintenance fee increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents.

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

Under the license agreement, NoveCite is obligated to pay Licensor up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) the date on which a biosimilar product is first marketed, sold, or distributed by Licensor or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Licensor an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Licensor receives any revenue involving the original cell line included in the licensed technology, then Licensor shall remit to NoveCite 50% of such revenue.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared with the three months ended March 31, 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$—	$—

Operating expenses:
Research and development	1,551,341	2,015,940
General and administrative	2,293,517	2,258,322
Stock-based compensation expense	342,962	158,833
Total operating expenses	4,187,820	4,433,095

Operating loss	(4,187,820)	(4,433,095)
Interest income	69,327	12,106
Interest expense	(3,939)	(3,980)
Net loss	$(4,122,432)	$(4,424,969)

Revenues

We did not generate any revenues for the three months ended March 31, 2021 or 2020.

Research and Development Expenses

For the three months ended March 31, 2021, research and development expenses were $1,551,341 as compared to $2,015,940 during the three months ended March 31, 2020, a decrease of $464,599. Research and development costs for Mino-Lok® decreased by $487,986 to $1,110,331 for the three months ended March 31, 2021 as compared to $1,598,317 for the three months ended March 31, 2020. Research and development costs for our Halo-Lido product candidate decreased by $87,307 to $242,699 for the three months ended March 31, 2021 as compared to $330,006 for the three months ended March 31, 2020. Research and development costs for our Mino-Wrap product candidate were $55,000 for the three months ended March 31, 2021 as compared to $87,617 during the three months ended March 31, 2020, a decrease of $32,617. During the three months ended March 31, 2021, research and development costs for our recently in-licensed proposed novel cellular therapy for ARDS were $143,311. The decrease in research and development expense in the quarter was due primarily to a milestone expense of $621,708 incurred in the three months ended March 31, 2020 associated with the Mino-Lok® phase 3 trial.

As a result of the capital raised in our recent common stock offerings and common stock warrant exercises, we expect that research and development expenses will continue to increase in fiscal 2021 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the three months ended March 31, 2021, general and administrative expenses were $2,293,517 as compared to $2,258,322 during the three months ended March 31, 2020. General and administrative expenses increased by $35,195 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2021, stock-based compensation expense was $342,962 as compared to $158,833 for the three months ended March 31, 2020. Stock-based compensation expense includes options granted to directors, employees and consultants. For the three months ended March 31, 2021, stock-based compensation includes $18,833 in expense for the recently adopted NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $184,129 in comparison to the prior period due to new grants made by Citius and the expense for the NoveCite stock plan.

Other Income (Expense)

Interest income for the three months ended March 31, 2021 was $69,327 as compared to interest income of $12,106 for the prior period. We have invested the majority of the proceeds of our recent equity offerings in money market accounts.

Interest expense on notes payable for the three months ended March 31, 2021 was $3,939 compared to $3,980 for the three months ended March 31, 2020. The three months ended March 31, 2021 includes $406 in interest on the paycheck protection program loan received on April 15, 2020.

Net Loss

For the three months ended March 31, 2021, we incurred a net loss of $4,122,432 compared to a net loss for the three months ended March 31, 2020 of $4,424,969. The $302,537 decrease in the net loss was primarily due to the decrease of $464,599 in research and development expenses.

Six months ended March 31, 2021 compared with the six months ended March 31, 2020

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Revenues	$—	$—

Operating expenses:
Research and development	7,742,520	4,680,486
General and administrative	3,982,181	3,821,317
Stock-based compensation expense	619,544	379,217
Total operating expenses	12,344,245	8,881,020

Operating loss	(12,344,245)	(8,881,020)
Other income	—	110,207
Interest income	82,811	31,445
Interest expense	(7,907)	(7,971)
Net loss	$(12,269,341)	$(8,747,339)

Revenues

We did not generate any revenues for the six months ended March 31, 2021 or 2020.

Research and Development Expenses

For the six months ended March 31, 2021, research and development expenses were $7,742,520 as compared to $4,680,486 during the six months ended March 31, 2020, an increase of $3,062,034. Research and development costs for Mino-Lok® decreased by $1,881,338 to $1,829,984 for the six months ended March 31, 2021 as compared to $3,711,322 for the six months ended March 31, 2020 driven primarily by a decrease of $1,556,745 in manufacturing research and development for registration batches produced in the six months ended December 31, 2020. Research and development costs for our Halo-Lido product candidate decreased by $406,474 to $473,573 for the six months ended March 31, 2021 as compared to $880,047 for the six months ended March 31, 2020. Research and development costs for our Mino-Wrap product candidate were $55,237 for the six months ended March 31, 2021 as compared to $89,117 during the six months ended March 31, 2020, a decrease of $33,880. During the six months ended March 31, 2021, research and development costs for our recently in-licensed proposed novel cellular therapy for ARDS were $5,383,726.

We expect that research and development expenses will continue to increase in fiscal 2021 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the six months ended March 31, 2021, general and administrative expenses were $3,982,181 as compared to $3,821,317 during the six months ended March 31, 2020. General and administrative expenses increased by $160,864 in comparison with the prior period. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2021, stock-based compensation expense was $619,544 as compared to $379,217 for the six months ended March 31, 2020. Stock-based compensation expense includes options granted to directors, employees and consultants. For the six months ended March 31, 2021, stock-based compensation includes $31,389 in expense for the recently adopted NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $240,327 in comparison to the prior period due to new grants made by Citius and the expense for the NoveCite stock plan.

Other Income (Expense)

In November 2019, we received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the six months ended March 31, 2020.

Interest income for the six months ended March 31, 2021 was $82,811 as compared to interest income of $31,445 for the prior period. We have temporarily invested most of the proceeds of our recent equity offerings in money market accounts.

Interest expense on notes payable for the six months ended March 31, 2021 was $7,907 compared to $7,971 for the six months ended March 31, 2020. The six months ended March 31, 2021 includes $811 in interest on the paycheck protection program loan received on April 15, 2020.

Net Loss

For the six months ended March 31, 2021, we incurred a net loss of $12,269,341 compared to a net loss for the six months ended March 31, 2020 of $8,747,339. The $3,522,002 increase in the net loss was primarily due to the increase of $3,062,034 in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $12,269,341 for the six months ended March 31, 2021. At March 31, 2021, Citius had an accumulated deficit of $85,262,728. Citius’ net cash used in operations during the six months ended March 31, 2021 was $13,835,881.

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

As a result of the Company’s recent common stock offerings and common stock warrant exercises, the Company had working capital of $101,989,545 at March 31, 2021. At March 31, 2021, Citius had cash and cash equivalents of $103,697,162 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On January 27, 2021, the Company closed a private placement for 15,455,960 shares of its common stock and warrants to purchase up to 7,727,980 shares of common stock, at a purchase price of $1.294 per share of common stock and accompanying warrant, for gross proceeds of $20,000,012. Net proceeds from the offering were $18,450,410.

On February 19, 2021, the Company closed a registered direct offering for 50,830,566 shares of its common stock and warrants to purchase up to 25,415,283 shares of common stock, at a purchase price of $1.505 per share and accompanying warrant, for gross proceeds of $76,500,002. Net proceeds from the offering were $70,979,842.

Based on our cash and cash equivalents at March 31, 2021, we expect that we will have sufficient funds to continue our operations through March 2023. We may need to raise additional capital in the future to support our operations beyond March 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2021, we issued 50,000 shares of our common stock to a consultant for media relations, public relations and investor relations services pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Investor Warrant issued February 19, 2021 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 19, 2021).

4.2	Form of Placement Agent Warrant issued February 19, 2021 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 19, 2021).

10.1	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchaser’s signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 13, 2021	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)