Form 10-Q
period 2021-06-30
Citius Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

As of August 10, 2021, there were 145,979,429 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$115,663,976	$13,859,748
Prepaid expenses	1,271,395	122,237
Total Current Assets	116,935,371	13,981,985

Property and equipment, net	7,754	1,577

Operating lease right-of-use asset, net	864,865	986,204

Other Assets:
Deposits	38,062	57,093
In-process research and development	19,400,000	19,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	28,784,858	28,803,889

Total Assets	$146,592,848	$43,773,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,354,664	$1,856,235
Accrued expenses	366,736	164,040
Accrued compensation	1,539,813	1,654,919
Accrued interest	1,974	89,970
Notes payable – related parties	—	172,970
Note payable – paycheck protection program	164,583	—
Operating lease liability	172,540	158,999
Total Current Liabilities	3,600,310	4,097,133

Note payable – paycheck protection program	—	164,583
Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	724,785	855,471
Total Liabilities	9,310,895	10,102,987

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 145,979,429 and 55,576,996 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	145,979	55,577
Additional paid-in capital	227,622,330	104,208,958
Accumulated deficit	(91,086,736)	(70,593,867)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	136,681,573	33,670,668
Non-controlling interest	600,380	—
Total Equity	137,281,953	33,670,668

Total Liabilities and Equity	$146,592,848	$43,773,655

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	2,203,748	2,644,244	9,946,268	7,324,730
General and administrative	3,407,088	1,869,636	7,389,269	5,690,953
Stock-based compensation – general and administrative	373,570	175,011	993,114	554,228
Total Operating Expenses	5,984,406	4,688,891	18,328,651	13,569,911

Operating Loss	(5,984,406)	(4,688,891)	(18,328,651)	(13,569,911)

Other Income (Expense)
Other income	59,917	—	59,917	110,207
Interest income	103,413	13,018	186,224	44,463
Interest expense	(2,932)	(4,245)	(10,839)	(12,216)
Total Other Income, Net	160,398	8,773	235,302	142,454

Net Loss	(5,824,008)	$(4,680,118)	$(18,093,349)	$(13,427,457)
Deemed dividend on warrant extension	1,450,876	—	1,450,876	—

Net Loss Applicable to Common Stockholders	$(7,274,884)	$(4,680,118)	$(19,544,225)	$(13,427,457)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(0.05)	$(0.11)	$(0.20)	$(0.38)

Weighted Average Common Shares Outstanding
Basic and diluted	137,151,269	41,600,428	96,002,039	35,017,739

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Stock-based compensation expense	—	—	—	276,582	—	276,582	—	276,582
Net loss	—	—	—	—	(8,146,909)	(8,146,909)	—	(8,146,909)
Balance, December 31, 2020	—	55,576,996	55,577	106,285,180	(81,140,296)	25,200,461	600,380	25,800,841
Issuance of common stock in private placement offering, net of costs of $1,549,602	—	15,455,960	15,456	18,434,954	—	18,450,410	—	18,450,410
Issuance of common stock in registered direct offering, net of costs of $5,520,160	—	50,830,566	50,830	70,929,012	—	70,979,842	—	70,979,842
Issuance of common stock upon exercise of warrants	—	12,787,697	12,788	14,229,755	—	14,242,543	—	14,242,543
Issuance of common stock for services	—	50,000	50	67,950	—	68,000	—	68,000
Stock-based compensation expense	—	—	—	342,962	—	342,962	—	342,962
Net loss	—	—	—	—	(4,122,432)	(4,122,432)	—	(4,122,432)
Balance, March 31, 2021	—	134,701,219	134,701	210,289,813	(85,262,728)	125,161,786	600,380	125,762,166
Issuance of common stock upon exercise of warrants	—	11,208,210	11,208	16,876,383	—	16,887,591	—	16,887,591
Issuance of common stock upon exercise of stock options	—	70,000	70	82,564	—	82,634	—	82,634
Stock-based compensation expense	—	—	—	373,570	—	373,570	—	373,570
Net loss	—	—	—	—	(5,824,008)	(5,824,008)	—	(5,824,008)
Balance, June 30, 2021	$—	145,979,429	$145,979	$227,622,330	$(91,086,736)	$136,681,573	$600,380	$137,281,953

Balance, October 1, 2019, as restated	$—	28,930,493	$28,930	$80,169,724	$(53,045,782)	$27,152,872	$—	$27,152,872
Issuance of common stock upon exercise of warrants	—	1,060,615	1,061	(955)	—	106	—	106
Issuance of common stock for services	—	186,566	187	99,813	—	100,000	—	100,000
Stock-based compensation expense	—	—	—	220,384	—	220,384	—	220,384
Net loss	—	—	—	—	(4,322,370)	(4,322,370)	—	(4,322,370)
Balance, December 31, 2019	—	30,177,674	30,178	80,488,966	(57,368,152)	23,150,992	—	23,150,992
Issuance of common stock upon exercise of warrants	—	7,614,388	7,614	6,019,417	—	6,027,031	—	6,027,031
Issuance of common stock for services	—	286,000	286	305,734	—	306,020	—	306,020
Stock-based compensation expense	—	—	—	158,833	—	158,833	—	158,833
Net loss	—	—	—	—	(4,424,969)	(4,424,969)	—	(4,424,969)
Balance, March 31, 2020	—	38,078,062	38,078	86,972,950	(61,793,121)	25,217,907	—	25,217,907
Issuance of common stock for services	—	50,000	50	22,700	—	22,750	—	22,750
Issuance of common stock in registered direct offering, net of costs of $622,900	—	7,058,824	7,059	6,870,041	—	6,877,100	—	6,877,100
Issuance of common stock upon exercise of warrants	—	1,129,412	1,129	1,128,283	—	1,129,412	—	1,129,412
Stock-based compensation expense	—	—	—	175,011	—	175,011	—	175,011
Net loss	—	—	—	—	(4,680,118)	(4,680,118)	—	(4,680,118)
Balance, June 30, 2020	$—	46,316,298	$46,316	$95,168,985	$(66,473,239)	$28,742,062	$—	$28,742,062

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(18,093,349)	$(13,427,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	993,114	554,228
Issuance of common stock for services	68,000	428,770
Amortization of operating lease right-of-use asset	121,339	112,605
Depreciation	761	632
Changes in operating assets and liabilities:
Prepaid expenses	(1,149,158)	(3,471)
Deposits	19,031	—
Accounts payable	(501,571)	(901,918)
Accrued expenses	202,696	(82,361)
Accrued compensation	(115,106)	(180,374)
Accrued interest	(87,996)	12,216
Operating lease liability	(117,145)	(85,736)
Net Cash Used In Operating Activities	(18,659,384)	(13,572,866)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(6,938)	(1,831)
Net Cash Used In Operating Activities	(6,938)	(1,831)

Cash Flows From Financing Activities:
Proceeds from note payable – paycheck protection program	—	164,583
Principal paid on notes payable – related parties	(172,970)	—
Proceeds from sale of NoveCite, Inc. common stock	500	—
Net proceeds from private placement	18,450,410	—
Net proceeds from registered direct offering	70,979,842	6,877,100
Net proceeds from common stock warrant exercises	31,130,134	7,156,549
Net proceeds from common stock option exercises	82,634	—
Net Cash Provided By Financing Activities	120,470,550	14,198,232

Net Change in Cash and Cash Equivalents	101,804,228	623,535
Cash and Cash Equivalents - Beginning of Period	13,859,748	7,893,804
Cash and Cash Equivalents - End of Period	$115,663,976	$8,517,339

Supplemental Disclosures Of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$—	$1,137,724

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2021, and the results of its operations and cash flows for the three and nine month periods ended June 30, 2021 and 2020. The operating results for the three- and nine-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission.

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

Basic and Diluted Net Loss per Common Share — Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock options and warrants were not included in the calculation of the diluted loss per share because they were anti-dilutive.

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

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $18,659,384 for the nine months ended June 30, 2021. As a result of the Company’s recent common stock offerings and common stock warrant exercises during the nine months ended June 30, 2021, the Company had working capital of approximately $113,000,000 at June 30, 2021. The Company estimates that its available cash resources will be sufficient to fund its operations through March 2023.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond March 2023, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido and Novecite, will depend on its ability to obtain regulatory approval to market Mino-Lok and generate substantial revenue from the sale of Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on future sales of Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including regulatory approval, and protect its intellectual property.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis. LMB is required to pay an annual maintenance fee each June until commercial sales of a product subject to the license commence. The annual fee paid in June 2021 was $90,000 (at which level it will remain for as long as it is due).

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

License Agreement with Novellus

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome (“ARDS”). In April 2020, we paid Novellus $100,000 for the option and recorded it as a research and development expense.

Our Board Chairman Leonard Mazur, who is also our largest stockholder, is a significant shareholder of Novellus and subsequent to the option agreement and the license agreement below, became a director of Novellus. As required by our Code of Ethics, the Audit Committee of our Board of Directors approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

On October 6, 2020, our subsidiary, NoveCite, exercised the option and signed an exclusive license agreement with Novellus. Upon execution of the agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense during the nine months ended June 30, 2021, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

The $5,000,000 payment to Novellus was charged to research and development expense during the nine months ended June 30, 2021.

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

Novellus will be responsible for preparing, filing, prosecuting and maintaining all patent applications and patents included in the licensed patents in the territory, provided however, that if Novellus decides that it is not interested in maintaining a particular licensed patent or in preparing, filing, or prosecuting a licensed patent, NoveCite will have the right, but not the obligation, to assume such responsibilities in the territory at NoveCite’s sole cost and expense.

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. In connection with that transaction, the stock subscription agreement between Novellus and NoveCite was amended to assign to Brooklyn ImmunoTherapeutics, Inc. all of Novellus’s right, title, and interest in the stock subscription agreement and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn ImmunoTherapeutics, Inc. will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn ImmunoTherapeutics, Inc. may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn ImmunoTherapeutics, Inc. to maintain its then percentage ownership.

4. NOTES PAYABLE

Notes Payable – Related Parties

The aggregate principal balance consisted of notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with an aggregate principal balance of $104,000 accrued interest at the prime rate plus 1.0% per annum and notes with an aggregate principal balance of $68,970 accrued interest at 12% per annum.

In June 2021, we repaid the $172,970 principal balance of these notes and paid accrued interest of $38,917. Accrued interest of $59,917 was forgiven and has been recorded as other income in the three and nine months ended June 30, 2021.

Interest expense on notes payable – related parties was $2,509 and $3,909, respectively, for the three months ended June 30, 2021 and 2020. Interest expense on notes payable – related parties was $9,605 and $11,880, respectively, for the nine months ended June 30, 2021 and 2020.

Paycheck Protection Program

On April 12, 2020, due to the disruption caused by the COVID-19 health crisis, the Company applied for a forgivable loan through the Small Business Association’s Paycheck Protection Program (the “PPP”). The loan accrues interest at a rate of 1% and a portion of the loan may be forgiven if it is used to pay qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid 2 years from the date of the loan. On April 15, 2020, the Company received $164,583 from the PPP and in June 2021, the Company applied for forgiveness of the loan. Interest expense was $423 and $1,234 for the three and nine months ended June 30, 2021, respectively. Interest expense was $336 for the three and nine months ended June 30, 2020. The Company received notification of the PPP loan formal forgiveness approval on July 28, 2021.

5. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Authorized Common Stock

On June 21, 2021, our stockholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of capital stock from 210,000,000 to 410,000,000 and the authorized number of common shares from 200,000,000 to 400,000,000.

Common Stock Offerings

On May 18, 2020, the Company closed a registered direct offering of 7,058,824 common shares at $1.0625 per share for gross proceeds of $7,500,001. The Company also issued 3,529,412 unregistered immediately exercisable warrants to the investors with an exercise price of $1.00 per common share and a term of five and one-half years. The Company paid the placement agent a fee of 7% of the gross proceeds totaling $525,000 and issued the placement agent 494,118 immediately exercisable warrants with an exercise price of $1.3281 per common share and a term of five years. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $12,901 in other expenses. Net proceeds from the offering were $6,877,100. The estimated fair value of the 3,529,412 warrants issued to the investors was $2,138,998 and the estimated fair value of the 494,118 warrants issued to the placement agent was $275,724.

On August 10, 2020, the Company closed an underwritten public offering of 9,159,524 common shares at a price of $1.05 per share for gross proceeds of $9,617,500. The Company paid the underwriter a fee of 7% of the gross proceeds totaling $673,225 and issued the underwriters 641,166 immediately exercisable warrants with an exercise price of $1.3125 per common share and a term of five years. The Company also reimbursed the placement agent for $135,000 in expenses and incurred $109,074 in other expenses. Net proceeds from the offering were $8,700,201. The estimated fair value of the 641,166 warrants issued to the underwriter was $569,426.

On January 27, 2021, the Company closed a private placement for 15,455,960 common shares and warrants to purchase 7,727,980 common shares, at a purchase price of $1.294 per common share and accompanying warrant, for gross proceeds of $20,000,012. The 7,727,980 warrants are immediately exercisable at $1.231 per common share for a term of five and one-half years. The Company paid the placement agent a fee of 7% of the gross proceeds totaling $1,400,001 and issued the placement agent 1,081,917 immediately exercisable warrants at $1.6175 per common share for a term of five and one-half years. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $64,601 in other expenses. Net proceeds from the offering were $18,450,410. The estimated fair value of the 7,727,980 warrants issued to the investors was approximately $7,582,000 and the estimated fair value of the 1,081,917 warrants issued to the placement agent was approximately $1,025,000.

On February 19, 2021, the Company closed a registered direct offering for 50,830,566 common shares and warrants to purchase up to 25,415,283 common shares, at a purchase price of $1.505 per share of common stock and accompanying warrant, for gross proceeds of $76,500,002. The 25,415,283 warrants are immediately exercisable at $1.70 per common share for a term of five years. The Company paid the placement agent a fee of 7% of the gross proceeds totaling $5,355,000 and issued the placement agent 3,558,140 immediately exercisable warrants at $1.881 per common share for a term of five years. The Company also reimbursed the placement agent for $85,000 in expenses and incurred $80,160 in other expenses. Net proceeds from the offering were $70,979,842. The estimated fair value of the 25,415,283 warrants issued to the investors was approximately $42,322,000 and the estimated fair value of the 3,558,140 warrants issued to the placement agent was approximately $5,850,000.

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

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors and consultants. As of June 30, 2021, options to purchase 855,171 shares were outstanding, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired, and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 common shares for issuance to employees, directors and consultants. As of June 30, 2021, options to purchase 1,820,000 shares were outstanding, options to purchase 70,000 shares were exercised, and the remaining 110,000 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Stock Plan”).

On February 10, 2020, our stockholders approved the 2020 Stock Plan and we reserved 3,110,000 common shares. The 2020 Stock Plan provides incentives to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of June 30, 2021, options to purchase 1,870,000 shares were outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

On May 24, 2021, our stockholders approved the 2021 Stock Plan and we reserved 8,740,000 shares. The 2021 Stock Plan provides incentives to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of June 30, 2021, options to purchase 110,000 shares were outstanding and there were 8,630,000 shares available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite Stock Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2020	3,390,171	$2.51	8.0 years	$440,336
Granted	1,335,000	1.20
Exercised	(70,000)	1.18
Forfeited or expired	—	—
Outstanding at June 30, 2021	4,655,171	$2.16	7.9 years	$9,128,675

Exercisable at June 30, 2021	1,899,637	$3.64	6.3 years	$2,652,917

On October 6, 2020, the Board of Directors granted options to purchase 800,000 shares to employees, 175,000 shares to directors and 125,000 shares to consultants at $1.01 per share. On February 16, 2021, the Board of Directors granted options to purchase a total of 125,000 shares to directors at $1.69 per share. On June 10, 2021, the Board of Directors granted options to purchase 100,000 shares to employees, and 10,000 shares to a consultant at $2.50 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $373,570 (including $18,833 for the NoveCite Stock Plan) and $175,011, respectively. Stock-based compensation expense for the nine months ended June 30, 2021 and 2020 was $993,114 (including $50,222 for the NoveCite Stock Plan) and $554,228, respectively.

At June 30, 2021, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $1,550,712 is expected to be recognized over a weighted average period of 1.9 years.

On November 5, 2020, the stockholders of NoveCite, Inc., approved NoveCite’s Stock Plan and we reserved 2,000,000 common shares of NoveCite. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights under the NoveCite Stock Plan. As of June 30, 2021, there were options outstanding to purchase 1,130,000 common shares of NoveCite and 870,000 common shares of NoveCite available for future grants.

On November 5, 2020, NoveCite granted options to purchase 1,130,000 common shares to employees at a weighted average exercise price of $0.24 per share, of which, none are exercisable as of June 30, 2021. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 9.4 years. At June 30, 2021, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $175,778 is expected to be recognized over a weighted average period of 2.3 years.

Warrants

As of June 30, 2021, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Dates
LMB Warrants	$7.50	53,110	March 24 – April 29, 2022
Financial Advisor Warrants	3.00	25,833	August 15, 2021
2016 Offering Warrants	4.13	140,819	November 23, 2021 – February 27, 2022
2017 Public Offering Investors	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investors	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Offering Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Registered Direct Offering Investors	1.23	3,091,192	July 27, 2026
January 2021 Registered Direct Offering Agent	1.62	351,623	July 27, 2026
February 2021 Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Offering Agent	1.88	2,506,396	February 19, 2026
		40,234,180

In April 2021, we extended the term by three years to April 5, 2024 for 1,294,498 warrants for common stock with an exercise price of $1.42 per share and 240,130 warrants with an exercise price of $1.93 per share. We recorded a deemed dividend of $1,450,876 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the three and nine months ended June 30, 2021.

At June 30, 2021, the weighted average remaining life of the outstanding warrants is 4.0 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $74,179,624.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2021 is as follows:

Stock plan options outstanding	4,655,171
Stock plan shares available for future grants	8,630,000
Warrants outstanding	40,234,180
Total	53,519,351

6. RELATED PARTY TRANSACTIONS

The Company had outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

Leonard Mazur is a director and significant shareholder of Novellus, Inc. On October 6, 2020, the Company, through its subsidiary NoveCite, entered into an exclusive agreement with Novellus to develop cellular therapies (see Note 3).

In April 2021, we extended the term by three years for 1,294,498 warrants held by our Chairman and our Chief Executive Officer (see Note 5).

7. OPERATING LEASE

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius will pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Operating lease cost	$179,118	$167,725
Variable lease cost	194	—
Total lease cost	179,312	$167,725

Other information
Weighted-average remaining lease term - operating leases	4.3 Years	5.3 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of June 30, 2021 is as follows:

Year Ending September 30,	June 30, 2021
2021 (excluding the 9 months ended June 30, 2021)	$59,522
2022	239,306
2023	244,165
2024	249,024
2025 and thereafter	275,343
Total lease payments	1,067,360
Less: interest	(170,035)
Present value of lease liabilities	$897,325

Leases	Classification	June 30, 2021	September 30, 2020
Assets
Lease asset	Operating	$864,865	$986,204
Total lease assets		$864,865	$986,204

Liabilities
Current	Operating	$172,540	$158,999
Non-current	Operating	724,785	855,471
Total lease liabilities		$897,325	$1,014,470

Interest expense on the lease liability was $57,779 and $66,512 for the nine months ended June 30, 2021 and 2020, respectively.

8. FDA REFUND

In November 2019, the Company received a $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the nine months ended June 30, 2020.

9. SUBSEQUENT EVENTS

On July 19, 2021 Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc., see Note 3.

On July 28, 2021, the Company received notification from the Small Business Administration, (the “SBA”) granting full forgiveness of its PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2021 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

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

Through June 30, 2021, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reducing tissue expander infections following breast reconstructive surgeries; and Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”).

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited (“Licensor”), to develop and commercialize a stem cell therapy based on the Licensor’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. NoveCite paid a $5,000,000 license fee and issued 25% of its outstanding equity to the Licensor. We own the other 75% of NoveCite’s currently outstanding equity. If NoveCite issues additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus. In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. In that transaction, the stock subscription agreement between Novellus and NoveCite was amended to delete the anti-dilution protection and replace it with a right of first refusal whereby Novellus will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Novellus may purchase that amount of the securities proposed to be sold by NoveCite to allow Novellus to maintain its then percentage ownership.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenues	$—	$—

Operating expenses:
Research and development	2,203,748	2,644,244
General and administrative	3,407,088	1,869,636
Stock-based compensation expense	373,570	175,011
Total operating expenses	5,984,406	4,688,891

Operating loss	(5,984,406)	(4,688,891)
Other income	59,917	—
Interest income	103,413	13,018
Interest expense	(2,932)	(4,245)
Net loss	$(5,824,008)	$(4,680,118)

Revenues

We did not generate any revenues for the three months ended June 30, 2021 or 2020.

Research and Development Expenses

For the three months ended June 30, 2021, research and development expenses were $2,203,748 as compared to $2,644,244 during the three months ended June 30, 2020, a decrease of $440,496. Research and development costs for Mino-Lok® decreased by $335,318 to $1,153,967 for the three months ended June 30, 2021 as compared to $1,489,285 for the three months ended June 30, 2020 due to a decrease in the costs associated with our registration batches. Research and development costs for our Halo-Lido product candidate decreased by $263,806 to $104,507 for the three months ended June 30, 2021 as compared to $368,313 for the three months ended June 30, 2020 due to a reduction in costs associated with manufacturing development as well as our patient reported outcome tool. Research and development costs for our Mino-Wrap product candidate were $41,507 for the three months ended June 30, 2021 as compared to $22,216 during the three months ended June 30, 2020, an increase of $19,291. During the three months ended June 30, 2021, research and development costs for our proposed novel cellular therapy for ARDS increased by $139,337 to $903,767 as compared to $764,430 for the three months ended June 30, 2020.

As a result of the capital raised in our recent common stock offerings and common stock warrant exercises, we expect that research and development expenses will continue to increase in fiscal 2021 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the three months ended June 30, 2021, general and administrative expenses were $3,407,088 as compared to $1,869,636 during the three months ended June 30, 2020. General and administrative expenses increased by $1,537,452 in comparison with the prior period. The primary reason for the increase is incremental costs associated with investor relations and legal services, as well as additional compensation costs for new employees and performance bonuses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2021, stock-based compensation expense was $373,570 as compared to $175,011 for the three months ended June 30, 2020. Stock-based compensation expense includes options granted to directors, employees and consultants. For the three months ended June 30, 2021, stock-based compensation includes $18,833 in expense for the NoveCite stock option plan that was adopted in November 2020. Stock-based compensation expense for the most recently completed quarter increased by $198,559 in comparison to the prior period due to new grants made by Citius and the expense for the NoveCite stock plan.

Other Income (Expense)

Other income for the three months ended June 30, 2021 was $59,917 and consists of accrued interest of $59,917 on notes payable – related parties that was forgiven in June 2021.

Interest income for the three months ended June 30, 2021 was $103,413 as compared to interest income of $13,018 for the prior period. We have invested the majority of the proceeds of our recent equity offerings and common stock warrant exercises in money market accounts.

Interest expense on notes payable for the three months ended June 30, 2021 was $2,932 compared to $4,245 for the three months ended June 30, 2020. In June 2021, we repaid the $172,970 principal balance of the notes payable – related parties.

Net Loss

For the three months ended June 30, 2021, we incurred a net loss of $5,824,008 compared to a net loss for the three months ended June 30, 2020 of $4,680,118. The $1,143,890 increase in the net loss was primarily due to the increase of $1,537,452 in general and administrative expenses.

Nine months ended June 30, 2021 compared with the nine months ended June 30, 2020

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Revenues	$—	$—

Operating expenses:
Research and development	9,946,268	7,324,730
General and administrative	7,389,269	5,690,953
Stock-based compensation expense	993,114	554,228
Total operating expenses	18,328,651	13,569,911

Operating loss	(18,328,651)	(13,569,911)
Other income	59,917	110,207
Interest income	186,224	44,463
Interest expense	(10,839)	(12,216)
Net loss	$(18,093,349)	$(13,427,457)

Revenues

We did not generate any revenues for the nine months ended June 30, 2021 or 2020.

Research and Development Expenses

For the nine months ended June 30, 2021, research and development expenses were $9,946,268 as compared to $7,324,730 during the nine months ended June 30, 2020, an increase of $2,621,538. Research and development costs for Mino-Lok® decreased by $2,216,656 to $2,983,951 for the nine months ended June 30, 2021 as compared to $5,200,607 for the nine months ended June 30, 2020 driven primarily by a decrease in the cost of registration batches produced in the nine months ended June 30, 2021. Research and development costs for our Halo-Lido product candidate decreased by $670,280 to $578,080 for the nine months ended June 30, 2021 as compared to $1,248,360 for the nine months ended June 30, 2020 due to a reduction in costs associated with manufacturing development as well as our patient reported outcome tool for the nine months ended June 20, 2021. Research and development costs for our Mino-Wrap product candidate were $96,744 for the nine months ended June 30, 2021 as compared to $111,333 during the nine months ended June 30, 2020, a decrease of $14,589. During the nine months ended June 30, 2021, research and development costs for our proposed novel cellular therapy for ARDS were $6,287,493 as compared to $764,430 during the nine months ended June 30, 2020, an increase of $5,523,063.

We expect that research and development expenses will continue to increase in fiscal 2021 as we continue to focus on our Phase 3 trial for Mino-Lok®, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the nine months ended June 30, 2021, general and administrative expenses were $7,389,269 as compared to $5,690,953 during the nine months ended June 30, 2020. General and administrative expenses increased by $1,698,316 in comparison with the prior period. The primary reason for the increase is incremental costs associated with investor relations and legal services, as well as additional compensation costs for new employees and performance bonuses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2021, stock-based compensation expense was $993,114 as compared to $554,228 for the nine months ended June 30, 2020. Stock-based compensation expense includes options granted to directors, employees and consultants. For the nine months ended June 30, 2021, stock-based compensation includes $50,222 in expense for the NoveCite stock option plan that was adopted in November 2020. Stock-based compensation expense for the most recently completed quarter increased by $438,886 in comparison to the prior period due to new grants made by Citius and the expense for the NoveCite stock plan.

Other Income (Expense)

Other income for the nine months ended June 30, 2021 was $59,917 and consists of accrued interest of $59,917 on notes payable – related parties that was forgiven in June 2021. In November 2019, we received an additional $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the nine months ended June 30, 2020.

Interest income for the nine months ended June 30, 2021 was $186,224 as compared to interest income of $44,463 for the prior period. We have temporarily invested most of the proceeds of our recent equity offerings and common stock warrant exercises in money market accounts.

Interest expense on notes payable for the nine months ended June 30, 2021 was $10,839 compared to $12,216 for the nine months ended June 30, 2020. In June 2021, we repaid the $172,970 principal balance of the notes payable – related parties.

Net Loss

For the nine months ended June 30, 2021, we incurred a net loss of $18,093,349 compared to a net loss for the nine months ended June 30, 2020 of $13,427,457. The $4,665,892 increase in the net loss was primarily due to the $2,621,538 increase in research and development expenses and the $1,698,316 increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $18,093,349 for the nine months ended June 30, 2021. At June 30, 2021, Citius had an accumulated deficit of $91,086,736. Citius’ net cash used in operations during the nine months ended June 30, 2021 was $18,659,384.

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

As a result of the Company’s recent common stock offerings and common stock warrant exercises, the Company had working capital of approximately $113,000,000 at June 30, 2021. At June 30, 2021, Citius had cash and cash equivalents of $115,663,976 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

On January 27, 2021, the Company closed a private placement for 15,455,960 common shares and warrants to purchase 7,727,980 common shares, at a purchase price of $1.294 per share of common stock and accompanying warrant, for gross proceeds of $20,000,012. Net proceeds from the offering were $18,450,410.

On February 19, 2021, the Company closed a registered direct offering for 50,830,566 common shares and warrants to purchase 25,415,283 common shares, at a purchase price of $1.505 per share and accompanying warrant, for gross proceeds of $76,500,002. Net proceeds from the offering were $70,979,842.

During the nine months ended June 30, 2021, we received $31,130,134 in proceeds from the exercise of common stock warrants.

Based on our cash and cash equivalents at June 30, 2021, we expect that we will have sufficient funds to continue our operations through March 2023. We may need to raise additional capital in the future to support our operations beyond March 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals, Inc. dated June 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 22, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 12, 2021	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)