Form 10-K
period 2021-09-30
Citius Pharmaceuticals, Inc.
filed 2021-12-15
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2021) was approximately $218 million.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

146,029,630 shares as of November 30, 2021, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on February 8, 2022 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2021

i

NOTES

In this annual report on Form 10-K, and unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries Citius Pharmaceuticals, LLC, Leonard-Meron Biosciences, Inc. and Citius Acquisition Corp., and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	We need to secure additional financing in the near future to complete the development of our current product candidates and support our operations. If we fail to raise additional funds, our operations and business will be significantly adversely affected.

●	The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok Phase 3 trial and may materially and adversely affect our clinical trial operations in the future, which could increase our operating expenses and the length of time to complete the trial and have a material adverse effect on our financial results.

●	We cannot assure you that we will receive the approvals necessary to commercialize for sale any product candidates we are currently developing or that we may acquire or seek to develop in the future. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business by leaving us without saleable products, and therefore without any potential sources of revenues.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

●	If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and thereby not be able to use existing, publicly available third party data regarding components of Mino-Lok or Halo-Lido, or if we are required to generate additional data related to safety and efficacy in order to obtain approval of Mino-Lok or Halo-Lido under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines. Such a development would be costly and time consuming and adversely impact our operations and financial condition.

●	Because our NoveCite product candidate is based on novel mesenchymal stem cell technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

●	NoveCite has assumed that the biological capabilities of iPSCs and adult-donor derived cells are likely to be comparable. If it is discovered that this assumption is incorrect, the NoveCite product candidate research and development activities could be harmed.

●	Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us.

●	Physicians and patients might not accept and use any of our product candidates for which regulatory approval is obtained.

●	Our ability to commercialize our product candidates will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other healthcare payers. Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We are and will be dependent on third-party contract research organizations to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for any of our product candidates.

●	We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers.

●	We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

●	We share some directors, officers and research staff with NoveCite. The dual roles of our employees, officers and directors who also serve in similar roles with NoveCite could create a conflict of interest, which could expose us to claims by our investors and creditors and could harm our results of operations.

●	Our future success, competitive position and revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

●	If we fail to meet the continued listing requirements of Nasdaq it could result in a delisting of our common stock and certain warrants. We have twice failed to meet the listing standards, most recently between April 2020 and July 2020, but regained compliance. However, we cannot assure our future compliance with Nasdaq’s listing requirements.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock. As of September 30, 2021, there were 145,979,429 shares of common stock outstanding, 40,208,347 shares underlying warrants and 5,755,171 shares underlying options.

●	Under our Certificate of Incorporation, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of one or more series of preferred stock that would grant preferential rights over our common stock.

PART I

Item 1. Business

Overview

Citius Pharmaceuticals, Inc. (the “Company,” “Citius” or “we”), headquartered in Cranford, New Jersey, is a specialty pharmaceutical company dedicated to the development and commercialization of first in class critical care products with a focus on anti-infective products in adjunct cancer care, unique prescription products and mesenchymal stem cell therapy. Our goal generally is to achieve leading market positions by providing therapeutic products that address unmet medical needs yet have a lower development risk than usually is associated with new chemical entities. New formulations of previously approved drugs with substantial existing safety and efficacy data are a core focus. We seek to reduce development and clinical risks associated with drug development, yet still focus on innovative applications. Our strategy centers on products that have intellectual property and regulatory exclusivity protection, while providing competitive advantages over other existing therapeutic approaches.

The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement, with Citius (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius. On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. LMB was a pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”). On August 23, 2021, we formed Citius Acquisition Corp. as a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK, but no activity has occurred to date.

Since its inception, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing five proprietary products: Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Mino-Wrap, a liquifying gel-based wrap for reduction of tissue expander infections following breast reconstructive surgeries; Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids; NoveCite, a mesenchymal stem cell therapy for the treatment of ARDS; and I/ONTAK, in-licensed in September 2021, a engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”). We believe these unique markets for our products are large, growing, and underserved by the current prescription products or procedures.

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

I/ONTAK

Overview

In September 2021, the Company announced that it had entered into a definitive agreement with Dr. Reddy's Laboratories SA, a subsidiary of Dr. Reddy's Laboratories, Ltd. (collectively, "Dr. Reddy's"), to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with persistent or recurrent CTCL. We have renamed E7777 as I/ONTAK although we refer to it as E7777 at times in this report.

Phase 3 Trial

A global, multicenter, open label single arm pivotal clinical trial for the treatment of patients with persistent or recurrent CTCL was initiated in 2013. Inclusion criteria for the study were to evaluate patients in advanced stage CTCL (Mycosis Fungoides or Sézary Syndrome), who received at least one prior CTCL therapy.

The pivotal trial was divided into two phases, a lead-in phase with 21 subjects that evaluated dose finding, pharmacokinetics and immunogenicity, as well as assessing the Objective Response Rate (the “ORR”). An ORR is defined as a greater than 50% reduction in tumor burden.

The results of the lead-in study were:

·	9 mcg/kg/dose for 5 consecutive days in 21-day cycles which was selected for the main phase of the study based on safety, tolerability, and efficacy data.
·	No new safety signals were identified compared to Ontak.
·	An ORR of 38.1% in the intent to treat population and 44.4% in the efficacy evaluable populations.

The second phase to the pivotal trial was a 70-patient study administered at the 9 mcg/kg/dose rate for 5 consecutive days in 21-day cycles, The inclusion criteria was identical to the lead-in study and the primary objective was to evaluate the ORR.

Investigator Initiated Trials

A Phase 1 trial has been initiated at the University of Minnesota, Masonic Cancer Center. This study is a single-arm non-randomized trial which has an estimated enrollment of 30 participants who will be administered E7777 prior to tisagenlecleucel Chimeric Antigen Receptor, (“CAR-T”) therapy. The Phase 1 study consists of two components: dose finding to establish a maximum tolerated dose (“MTD”) of E7777 in combination with CART-T Therapy, and a small extension component to provide an estimate of efficacy at that MTD.

A second Phase 1 Study is planned to be initiated by March 2022 at the University of Pittsburg Medical Center, Hillman Cancer Center. This study will be investigating the safety and efficacy of a combined regimen of pembrolizumab with T-regulatory cell depletion and E7777 in patients diagnosed with recurrent or metastatic solid tumors in the second line setting.

Regulatory Development

In the 1990’s, denileukin diftitox was developed at Boston University and the National Cancer Institute (“NCI”) in collaboration with Seragen, Inc. In 1999, Ontak® (denileukin diftitox) was granted accelerated approval by the FDA for the treatment of persistent or recurrent CTCL with Ligand Pharmaceuticals, Inc. (“Ligand”) acquiring the marketing rights in that same year. In 2006, Eisai Co., Ltd. (“Eisai”) acquired the commercial rights to Ontak from Ligand.

In 2008, the FDA granted full approval to Ontak for CTCL.

In 2011, there was a commercial supply disruption due to manufacturing issues and a new formulation of denileukin diftitox was developed under the code name E7777. The FDA considered this a new product with a new IND being filed. In ensuing discussions, the FDA agreed to a development plan that included a single arm, open label study to conclude safety and efficacy of E7777 and a CMC development plan that demonstrates the new process results in a comparable drug product.

In 2011, the FDA Office of Orphan Products Development granted E7777 orphan drug designation status for the treatment of Peripheral T-Cell Lymphoma (“PTCL”). In 2013, the FDA Office of Orphan Products Development granted E7777 orphan drug designation status for the treatment of CTCL.

In 2013, the first patient was enrolled into the lead-in phase of the pivotal study for the E7777 U.S. CTCL clinical trial.

In 2014, commercial sales of Ontak were discontinued when the product was voluntarily withdrawn from the market due to manufacturing issues at the contract manufacturer.

In 2015, the last patient enrolled exited the lead-in phase of the E7777 U.S. CTCL clinical trial.

In March 2016, Dr. Reddy’s Laboratories (“DRL”) acquired the global rights to E7777 from Eisai, other than far east countries, with Eisai retaining the rights in those countries.

In June 2016, the first patient was enrolled in the Phase 3 pivotal study for E7777 CTCL in the U.S.

In March 2020, Eisai filed an NDA for E7777 in Japan for both CTCL and PTCL and in March 2021 received approvals in both CTCL and PTCL.

The last patient in the Phase 3 Pivotal study of E7777 has been enrolled and a biologics license application (“BLA”) for E7777's first indication in CTCL is expected to be filed with the FDA by the end of 2022.

Market Opportunity

CTCL’s are a heterogeneous subset of extranodal non-Hodgkin lymphomas (“NHL”) of mature, skin-homing T-cells that are mainly localized to the skin. The most common types of CTCL are mycosis fungoides (“MF”) and primary cutaneous CD30+ anaplastic large cell lymphoma (pcALCL), jointly representing an estimated 80–85% of all CTCL. Sézary Syndrome (“SS”), a very rare subtype (~2–5% of CTCL) characterized by diffuse inflammatory, often exfoliative, erythroderma and by leukemic and nodal involvement, displays a significant degree of clinical and biological overlap with MF and has long been considered a clinical variant of MF, although recent evidence suggests that it may be a separate entity. The rest is represented by extremely rare, generally more aggressive subtypes. In light of the overlap between MF and SS, and considering that many of the systemic therapy options for the two neoplasms are the same, some consider the treatment approach to MF and SS as if they were a single disease entity (MF/SS). However, some of the drugs currently in use, or in development, for MF/SS appear to be more effective in clearing different anatomical compartments (skin versus blood, for example) and therefore have differential efficacy in MF and SS.

Based on Surveillance Epidemiology and End Results (SEER) data from 2001–2007, the estimated incidence rate of MF/SS in the U.S. is 0.5/100,000 or about 2,500–3,000 new cases per year representing about 25% of all T-cell lymphomas.

The Company estimates that there are 30,000 – 40,000 patients living with CTCL in the U.S. with approximately 16,000 – 20,000 having mycosis fungoides. Of those, the Company further estimates that there are 10,000 patients with relapsed or refractory CTCL that require systemic therapy.

The Company also estimates that the addressable U.S. market is approximately $300,000,000 for patients with advanced stage relapsed or refractory CTCL.

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

Source: Dr. Issam Raad, Antimicrobial Agents and Chemotherapy, June 2016, Vol. 60 No. 6, Page 3429

Phase 3 Trial

In November 2016, the Company initiated site recruitment for Phase 3 clinical trials. From initiation through the first quarter of 2017, the Company received input from several sites related to the control arm as being less than standard-of-care for some of the respective institutions. The Company worked closely with the FDA with respect to the design of the Phase 3 trial and received feedback on August 17, 2017. The FDA stated that they recognized that there is an unmet medical need in salvaging infected catheters and agreed that an open label, superiority design would address the Company’s concerns and would be acceptable to meet the requirements of a new drug application. The Company amended the Phase 3 study design to remove the saline and heparin placebo control arm and to use an active control arm that conforms with today’s current standard-of-care. Patient enrollment commenced in February 2018.

The Mino-Lok Phase 3 Trial was originally planned to enroll 700 patients in 50 participating institutions, all located in the U.S. There were interim analyses at both the 50% and 75% points of the trial as measured by the number of patients treated. As of November 30, 2021, there are 21 active sites currently enrolling patients including such academic centers as MDACC, Henry Ford Health Center, Georgetown University Medical Center, and others. There are two additional medical centers in startup mode. There are no other remaining sites in feasibility.

In September 2019, the Company announced that the FDA agreed to a new primary efficacy endpoint of “time to catheter failure” in comparing Mino-Lok to the antibiotic lock control arm. This change in the trial design reduced the required patient sample size of the trial from 700 subjects to approximately 144 available subjects to achieve the pre-specified 92 catheter failure events needed to conclude the trial. Additionally, the Company submitted a response to the FDA that it would implement this change in the primary endpoint and expected it to result in less than 150 subjects needed in its Phase 3 trial. The new primary endpoints require that the time to catheter failure be at least 38 days for Mino-Lok versus 21 days for the standard of care antibiotic locks.

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

In June 2020, we announced that we had received positive feedback from the FDA on our proposed catheter compatibility studies for Mino-Lok. The studies, if and when successfully completed, should allow Mino-Lok to be labeled for use with all commercially available CVCs and peripherally inserted central catheters (PICCs) on the U.S. market. We further assume that these studies will meet European and world standards. The ability to be labeled without restrictions with respect to catheter type would allow Mino-Lok unrestricted access to the full U.S. and world markets for an effective antibiotic lock therapy for central line associated blood stream infections (“CLABSIs”).

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

In September 2020, the Company announced that the three registration batches for all components of Mino Lok were manufactured and that clinical sites were resupplied with registration product.

In November 2020, the Company announced that the three components of Mino-Lok, minocycline, disodium edetate (“EDTA”), and ethanol, were superior to EDTA and ethanol in their ability to eradicate resistant staphylococcal biofilms.

The 75% interim analysis was completed in June 2021. In July 2021, the Company announced that following an unblinded data review of safety and efficacy, the independent DMC for the trial recommended proceeding with the trial as planned. The DMC did not identify any safety concerns and no modifications were recommended to the protocol-defined sample size or power to achieve the primary endpoint.

Fast Track Designation

In October 2017, the Company received official notice from FDA that the investigational program for Mino-Lok was granted “Fast Track” status. Fast Track is a designation that expedites FDA review to facilitate development of drugs which treat a serious or life-threatening condition and fill an unmet medical need. A drug that receives Fast Track designation is eligible for the following:

●	More frequent meetings with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

●	More frequent written correspondence from FDA about the design of the clinical trials;

●	Priority review to shorten the FDA review process for a new drug from ten months to six months; and

●	Rolling review, which means Citius can submit completed sections of its New Drug Application (“NDA”) for review by FDA, rather than waiting until every section of the application is completed before the entire application can be submitted for review.

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

Stability Patent Application for Mino-Lok

In October 2018, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,086,114, entitled “Antimicrobial Solutions with Enhanced Stability.” On October 9, 2019, the European Patent Office (“EPO”) granted European Patent No. 3370794, entitled “Antimicrobial Solutions with Enhanced Stability.” The grant of this European patent strengthens the intellectual property protection for Mino-Lok through November of 2036. This invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution. Citius holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

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

In January of 2017, we commissioned a primary market research study with MEDACore, a subsidiary of Leerink, a healthcare focused network with more than 35,000 healthcare professionals, including key opinion leaders, experienced practitioners and other healthcare professionals throughout North America, Europe, Asia and other locations around the world. This network includes approximately 55 clinical specialties, 21 basic sciences and 20 business specialties. As part of this market research project, we commissioned a third-party survey of 31 physicians to qualify the need for catheter salvage in patients with infected, indwelling central venous lines, especially when the catheter is a tunneled or an implanted port. There were 19 infectious disease experts and 12 intensivists surveyed who all agreed that salvage would be preferable to catheter exchange to avoid catheter misplacements, blood clots, or vessel punctures that can potentially occur during reinsertion. Most were also concerned that viable venous access may not be available in patients who were vitally dependent on a central line.

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

In December 2020, the Company announced the receipt of a written response and guidance from the FDA Division of Anti-Infective Products to the Company's Pre-IND consultation request for its Mino-Wrap briefing package. The briefing package contained information regarding pre-clinical data and a clinical development plan, along with questions for the FDA regarding safety and efficacy data that would be required to advance Mino-Wrap into clinical trials. The FDA granted a Written Response Only meeting regarding guidance and direction on our Mino-Wrap development plan. The FDA indicated that bio absorption simulation studies may provide information to support the development of Mino-Wrap and made suggestions on what should be provided relative to non-clinical support. The FDA provided guidance on the design of the drug elution studies and agreed that a large animal pharmacology study would be appropriate. They also agreed that a 28-day toxicology study appears appropriate and that microbiology support through existing data is acceptable. We are pursuing these studies and anticipate filing an IND for Mino-Wrap in 2022.

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

In 2017, the American Society of Plastic Surgeons reported that over 105,000 women in the United States underwent a post-mastectomy breast reconstructive procedure. Approximately 30% of these breast reconstructions occur simultaneously with mastectomy, with most reconstructions occurring weeks later.

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

Halo-Lido

Overview

Halo-Lido is a topical formulation of halobetasol propionate, a corticosteroid, and lidocaine that is intended for the treatment of hemorrhoids. To our knowledge, there are currently no FDA-approved prescription drug products for the treatment of hemorrhoids. Some physicians are known to prescribe topical steroids for the treatment of hemorrhoids. In addition, there are various topical combination prescription products containing halobetasol propionate along with lidocaine or pramoxine, each a topical anesthetic, that are prescribed by physicians for the treatment of hemorrhoids. These products contain drugs that were in use prior to the start of the Drug Efficacy Study Implementation (“DESI”) program and are commonly referred to as DESI drugs. However, none of these single-agent or combination prescription products have been clinically evaluated for safety and efficacy and approved by the FDA for the treatment of hemorrhoids. Further, many hemorrhoid patients use over the counter (“OTC”) products as their first line therapy. OTC products contain any one of several active ingredients including glycerin, phenylephrine, pramoxine, white petrolatum, shark liver oil and/or witch hazel, for symptomatic relief.

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

Development Activities to Date

In the fall of 2015, we completed dosing patients in a double-blind dose ranging placebo-controlled Phase 2a study where six different formulations containing hydrocortisone and lidocaine in various strengths were tested against the vehicle control. The objectives of this study were to: (1) demonstrate the safety and efficacy of the formulations when applied twice daily for two weeks in subjects with Grade I or II hemorrhoids, and (2) assess the potential contribution of lidocaine hydrochloride and hydrocortisone acetate, alone or in combination for the treatment of symptoms of Goligher’s Classification Grade I or II hemorrhoids.

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

In March 2018, we announced that we had selected a higher potency corticosteroid in our steroid/anesthetic topical formulation program for the treatment of hemorrhoids. The original topical preparation, which we referred to as Hydro-Lido or CITI-001, which was used in the Phase 2a study, was a combination of hydrocortisone acetate and lidocaine hydrochloride. The new formulation, CITI-002, which we refer to as Halo-Lido, combine lidocaine with the higher potency corticosteroid halobetasol propionate for symptomatic relief of the pain and discomfort of hemorrhoids.

We held a Type C meeting with the FDA in December 2017 to discuss the results of the Phase 2a study and to obtain the FDA’s view on development plans to support the potential formulation change for the planned Phase 2b study. We also requested the FDA’s feedback on our Phase 2b study design, including target patient population, inclusion/exclusion criteria, and efficacy endpoints. The pre-clinical and clinical development programs for CITI-002 are planned to be similar to those conducted for the development of CITI-001 to support the design for a planned Phase 3 clinical trial. We anticipate filing an IND in December 2021 and beginning a Phase 2b clinical study by March 2022.

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

We believe that should Halo-Lido demonstrate, proven safety and efficacy data and receive FDA approval, and if Halo-Lido obtains three years of market exclusivity based on our dosage strength and formulation, we are likely to have a meaningful advantage in our pursuit of achieving a significant position in the market for topical combination prescription products for the treatment of hemorrhoids.

NoveCite

Overview

In October 2020, we, through our subsidiary, NoveCite, signed an exclusive agreement with Novellus Therapeutics Limited (“Novellus”) to license iPSC-derived mesenchymal stem cells (iMSCs). Under this worldwide exclusive license, we are focused on developing cellular therapies. Specifically, we are seeking to develop and commercialize the NoveCite mesenchymal stem cells (“NC-iMSCs”) to treat acute respiratory conditions with a near term focus on ARDS.

NC-iMSCs are the next generation mesenchymal stem cell therapy. We believe them to be differentiated and superior to donor-derived MSCs. Human donor-derived MSCs are sourced from human bone marrow, adipose tissue, placenta, umbilical tissue, etc. and have significant challenges (e.g., variable donor and tissue sources, limited supply, low potency, inefficient and expensive manufacturing). NC-iMSCs overcome these challenges because they:

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

Several cell therapy companies using donor-derived MSC therapies in treating ARDS have demonstrated that MSCs reduce inflammation, enhance clearance of pathogens and stimulate tissue repair in the lungs. Almost all these positive results are from early clinical trials or under the FDA’s emergency authorization program.

In December 2020, the Company announced interim data from a proof-of-concept ("POC") large animal study of its proprietary NC-iMSC therapy. The available results of NC-iMSC therapy in the study show improvement in critical parameters, such as improved oxygenation, less systemic shock, and reduced lung injury, compared to the control group. The study was conducted in a widely accepted large animal model.

In the third quarter 2021, the Company completed the characterization and expansion of its NC-iMSC accession cell bank (ACB) at Waisman Biomanufacturing at the University of Wisconsin-Madison to create a cGMP master cell bank (MCB).

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all of the original terms and conditions in the exclusive license agreement.

Market Opportunity

Globally, there are 3 million cases of ARDS every year, out of which approximately 200,000 cases are in the United States. The COVID-19 pandemic has added significantly to the number of ARDS cases. Once the COVID-19 patients advance to ARDS, they are put on mechanical ventilators. Death rate among patients on ventilators can be as high as 50% depending on associated co-morbidities. There are no approved treatments for ARDS, and the current standard of care only attempts to provide symptomatic relief.

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

I/ONTAK Intellectual Property

On September 3, 2021, we, through our subsidiary, Citius Acquisition Corp., acquired the exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously FDA-approved for the treatment of patients with persistent or recurrent CTCL, from Dr. Reddy’s. We refer to the agent as I/ONTAK. The exclusive license, which was amended as part of the transaction, is with Eisai and includes rights to develop and commercialize I/ONTAK in all markets except for Japan and certain parts of Asia. Additionally, we have an option on the right to develop and market the product in India.

Under the license agreement, Eisai is to receive a $6 million development milestone payment upon initial approval by the FDA of I/ONTAK for the CTCL indication (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for I/ONTAK for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for I/ONTAK.

Pursuant to the terms of the license agreement, Eisai is responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls development activities through the production of the BLA that we will file with the FDA while we are responsible for the costs of correcting any major deficiencies in the BLA as well as the costs of any necessary companion diagnostic or pediatric study. We are responsible for development costs associated with potential additional indications.

The term of the license agreement will continue until (i) if there has not been a commercial sale of a licensed product in the territory, until the 10-year anniversary of the original license effective date, March 30, 2016, or (ii) if there has been a first commercial sale of a licensed product in the territory within the 10-year anniversary of the original license effective date, the 10-year anniversary of the first commercial sale on a country-by-country basis. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

We are responsible for preparing, filing, prosecuting and maintaining all patent applications and patents included in the licensed patents that we intend to pursue within the territory.

Under the terms of the agreement with Dr. Reddy’s, we are obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Also under the agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

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

During the term of the license agreement, NoveCite is required to use commercially reasonable efforts to make commercially available at least one product in at least two markets: the United States and either the United Kingdom, France, Germany, China or Japan. Additionally, NoveCite shall (i) on or before the five-year anniversary of the date of the license agreement, file an IND for a licensed product in the field of acute pneumonitis treatment and (ii) receive regulatory approval for a licensed product in the field of acute pneumonitis treatment in the United States or in a major market country on or before the ten-year anniversary of the date of the license agreement.

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

In July 2021, Novellus was acquired by Brooklyn. Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all of its original terms and conditions.

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

On July 25, 2018, CorMedix announced that the DSMB had completed its review of the interim analysis of the data from the currently ongoing Phase 3 LOCK-IT-100 study for Neutrolin. Because the pre-specified level of statistical significance was reached and efficacy had been demonstrated, the DSMB recommended the study be terminated early. No safety concerns were reported by the DSMB based on the interim analysis.

CorMedix submitted its NDA for Defencath to the FDA, which accepted the NDA in August 2020. The FDA set a target review date of February 28, 2021. In March 2021, CorMedix reported that the FDA, in its Complete Response Letter (“CRL”), informed CorMedix that the FDA could not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturer (“CMO”). Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. In April 2021, CorMedix and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL and the Post-Application Action Letter received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for the manufacture of DefenCath. CorMedix and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation. Satisfactory resolution of these issues is required for FDA approval of the DefenCath NDA.

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

Athersys, Inc. is a biotechnology company that focuses on the research and development activities in the field of regenerative medicine. Its clinical development programs are focused on treating neurological conditions, cardiovascular diseases, inflammatory and immune disorders, and pulmonary and other conditions. The company’s lead platform product includes MultiStem cell therapy, an allogeneic stem cell product, which has an ongoing Phase 2/3 clinical trial for the treatment of ARDS and has an ongoing clinical trial on Japan for the treatment of RDS. The MultiStem therapy also is in a Phase 3 clinical study for the treatment of patients suffering from neurological damage from an ischemic stroke, as well as in a Phase 2 clinical study for the treatment of patients with acute myocardial infarction, and has completed a Phase 1 clinical study for the treatment of patients suffering from leukemia or various other blood-borne cancers. The company has license and collaboration agreements with Healios K.K. to develop and commercialize MultiStem cell therapy for ischemic stroke, acute respiratory distress syndrome, and ophthalmological indications, as well as for the treatment of liver, kidney, pancreas, and intestinal tissue diseases; and the University of Minnesota to develop MultiStem cell therapy platform.

Pluristem Therapeutics Inc. operates as a bio-therapeutics company in Israel. It focuses on the research, development, clinical trial, and manufacture of placental expanded (PLX) based cell therapeutic products and related technologies for the treatment of various ischemic, inflammatory, and hematologic conditions, as well as autoimmune disorders. A Phase 2 study of PLX cells as a treatment for severe COVID-19 cases complicated by acute respiratory distress syndrome has been initiated in the U.S. as well as in Europe and Israel.

Mesoblast Limited is a biopharmaceutical company that develops and commercializes allogeneic cellular medicines. The company offers products in the areas of cardiovascular, spine orthopedic disorder, oncology, hematology, and immune-mediated and inflammatory diseases. Its proprietary regenerative medicine technology platform is based on specialized cells known as mesenchymal lineage adult stem cells. In April 2020, Mesoblast initiated a Phase 3 trial using mesenchymal stromal cells for the treatment of moderate to severe COVID-19 acute respiratory distress syndrome. The trial was halted in December 2020 after the Data Safety Monitoring Board (DSMB) performed a third interim analysis on the trial’s first 180 patients, noting that the trial was not likely to meet the 30-day mortality reduction endpoint at the planned 300 patient enrolment. The trial was powered to achieve a primary endpoint of 43% reduction in mortality at 30 days for treatment with remestemcelL on top of maximal care. The DSMB recommended that the trial complete with the enrolled 222 patients, and that all be followed-up as planned. At follow-up through day 60, remestemcel-L showed a positive but non-significant trend in overall mortality reduction across the entire population of treated patients (n=217). In the pre-specified population of patients under age 65 (n=123), remestemcel-L reduced mortality through day 60 by 46%, but not in patients 65 or older (n=94). In an exploratory analysis through day 60, remestemcelL reduced mortality by 75% and increased days alive off mechanical ventilation in patients under age 65 when combined with dexamethasone, in comparison with controls on dexamethasone.

I/ONTAK Competition

The following products are approved for the systemic treatment of advanced CTCL.

Mogamulizumab, sold under the brand name Poteligeo, is a humanized, afucosylated monoclonal antibody targeting CC chemokine receptor 4. The FDA approved it for treatment of relapsed or refractory mycosis fungoides and Sézary disease.

Brentuximab vedotin, sold under the brand name Adcetris, is an antibody-drug conjugate medication used to treat relapsed or refractory Hodgkin lymphoma and systemic anaplastic large cell lymphoma, a type of T-cell non-Hodgkin lymphoma. It selectively targets tumor cells expressing the CD30 antigen, a defining marker of Hodgkin lymphoma and ALC.

Romidepsin sold under the brand name Istodax, is a histone deacetylase (“HDAC”) inhibitor indicated for the treatment of CTCL in adult patients who have received at least one prior systemic therapy.

Vorinostat sold under the brand name Zolinza, is a HDAC inhibitor indicated for the treatment of cutaneous manifestations in patients with CTCL who have progressive, persistent or recurrent disease on or following two systemic therapies.

There are limitations in these targeted therapies, which often are discontinued due to toxicity and adverse events as well as a limited duration of response due to resistance over time.

Supply and Manufacturing

We do not currently have and we do not intend to set up our own manufacturing facilities. We expect to use approved contract manufacturers for manufacturing our product candidates in all stages of development after we file for FDA approval. Each of our domestic and foreign contract manufacturing establishments, including any contract manufacturers we may decide to use, must be listed in the NDA or the BLA, as applicable, and must be registered with the FDA. Also, the FDA imposes substantial annual fees on manufacturers of branded products.

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

Regulation

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. All of our current product candidates are considered drugs. Consequently, we intend to submit an NDA to the FDA for each of Mino-Lok, Halo-Lido, Mino-Wrap and a BLA to the FDA for each of I/ONTAK and NoveCite.

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

Before any of our drug product candidates may be marketed in the United States, it must be approved by the FDA. The steps required before a drug may be approved for marketing in the United States generally include:

●	preclinical laboratory and animal tests, and formulation studies;

●	the submission to the FDA of an IND application for human clinical testing that must become effective before human clinical trials may begin;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each indication for which approval is sought;

●	the submission to the FDA of an NDA or a BLA and the FDA’s acceptance of the NDA or BLA for filing;

●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is to be produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMP”); and

●	FDA review and approval of the NDA or BLA.

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

Employees

As of September 30, 2021, we had fifteen employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius

Myron Holubiak, President, Chief Executive Officer and Director – Mr. Holubiak, 74, was appointed President, Chief Executive Officer and Director in March 2016. He previously served as a Director of Citius since October 2015 and was the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius, from March 2013 until March 2016.

Leonard Mazur, Executive Chairman and Secretary – Mr. Mazur, 76, has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Jaime Bartushak, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 54, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius.

Myron Czuczman, Chief Medical Officer and Executive Vice President – Dr. Czuczman, 62 was appointed as Chief Medical Officer and Executive Vice President in July 2020. Dr. Czuczman previously served as Vice President, Global Clinical Research and Development, Therapeutic Head of Lymphoma/CLL at Celgene Corporation.

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

We were formed in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development, have not received approval for any of our product candidates, and have not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets and stockholders’ equity. The process of developing our product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We incurred net losses of $23,054,434 and $17,548,085 for the years ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had stockholders’ equity of $132,182,353 and an accumulated deficit of $96,047,821. Our net cash used in operating activities was $24,250,414 and $16,930,658 for the years ended September 30, 2021 and 2020, respectively.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

●	developing and testing product candidates;

●	receiving regulatory approvals for our product candidates;

●	commercializing our product candidates that receive regulatory approval;

●	manufacturing commercial quantities of our product candidates at acceptable cost levels;

●	obtaining medical insurance coverage for any approved product candidate; and

●	establishing a favorable competitive position for any approved product candidates.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that any of our product candidates will be approved by the FDA or any foreign regulatory body or obtain medical insurance coverage, that we will successfully bring any approved product to market or, if so, that we will ever become profitable.

Ability to continue as a going concern.

At September 30, 2021, we estimated that we have sufficient capital to continue our operations through March 2023. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond March 2023, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido, Novecite and I/ONTAK, will depend on its ability to obtain regulatory approval to market Mino-Lok and generate substantial revenue from the sale of Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on the approval, commercialization or future sales of Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

We need to secure additional financing in the future to complete the development of our current product candidates and support our operations.

We anticipate that we will incur operating losses for the foreseeable future as we continue developing our product candidates. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

We will need to access the capital markets in the future for additional capital for research and development and for operations. As of the date of this report, we do not anticipate seeking additional capital until sometime in 2023. Traditionally, pharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past several years have severely restricted raising new capital and have affected companies’ abilities to continue to expand or fund existing research and development efforts. The COVID-19 pandemic could also adversely impact future fundraising activities. If the COVID-19 pandemic and related and/or other economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are not successful in securing additional financing, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates.

We are primarily a late-stage development company with an unproven business strategy and may never achieve commercialization of our therapeutic product candidates or profitability.

We have no approved products. All of our current product candidates are in the pre-clinical or clinical stage. We rely on third parties to conduct the research and development activities for our product candidates. Further, we have no sales or marketing capability at this time. Even if we decide to use collaborative partners to assist us in the commercialization of our product candidates, our product commercialization capabilities are unproven. Our success will depend upon our ability to develop such capabilities on our own or to enter into collaboration agreements on favorable terms and to select an appropriate commercialization strategy for each product candidate that we choose to pursue and that receive approval, whether on our own or in collaboration. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain or increase profitability. Our ability to successfully commercialize any of our product candidates will depend, among other things, on our ability to:

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

We are a clinical stage company and our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidates and we, as a company, have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date not successfully completed any late-stage clinical trials nor undertaken any commercialization activities. Our operations have been limited primarily to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. These operations provide a limited basis for you to assess our ability to successfully commercialize our product candidates and the advisability of investing in our securities.

The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results.

The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok phase 3 trial. The full extent to which COVID-19 may impact this trial is not known at this time, but it has slowed the estimated completion date for the trial, which we now expect to be in 2022. This same risk applies to planned clinical trials for our other product candidates. The exact duration of the delay and any other impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 also could adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could further negatively impact the Mino-Lok trial. In addition, if the FDA elects to delay face-to-face meetings for an extended period of time due to COVID-19, it could have a material adverse effect on our Mino-Lok trial and our other product candidates. Any or all of these events could increase our operating expenses and the length of time to complete the trial and have a material adverse effect on our financial results.

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

Our business depends on the successful development and commercialization of our product candidates. We are not permitted to market any of our product candidates in the United States until we receive approval from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that appear to be promising at some or all stages of development may not receive approval or reach the market for a number of reasons that may not be predictable based on results and data of the clinical program. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates that are under development and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●	could determine that we cannot rely on Section 505(b)(2) for Mino-Lok or Halo-Lido or any future product candidate whose composition includes components previously approved by the FDA;

●	could determine that the information provided by us was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of any of our product candidates for any indication;

●	may not find the data from clinical trials sufficient to support the submission of an NDA or BLA or to obtain marketing approval in the United States, including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

●	may disagree with our trial design or our interpretation of data from preclinical studies or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;

●	may determine that we have identified the wrong reference listed drug or drugs or that approval of a Section 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the reference listed drug or drugs;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacture of our product candidates;

●	may approve our product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change its approval policies or adopt new regulations that could adversely impact our product candidate development programs; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates, or may require labeling claims that impair the potential market acceptance of our product candidates.

These same risks are generally applicable to the regulatory process in foreign countries. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

While our business strategy generally is to focus on the development of late-stage product candidates to lessen the development risk, there is still significant risk to successfully developing a product candidate.

Our goal in generally pursuing late-stage therapeutic product candidates with what we believe is a promising pre-clinical and early clinical stage track record is to avoid the risk of failure at the pre-clinical and early clinical stages. However, there is still significant risk to obtaining regulatory approval and successfully commercializing any late-stage product candidate that we pursue. All of the risks inherent in drug development of initial stage product candidates also apply to late-stage candidates. We cannot assure you that our business strategy will be successful.

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

If any of our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays and cost increases in, or may decide to abandon development of, that product candidate. If we abandon or are delayed, or experience increased costs, in our development efforts related to any of our product candidates, we may not have sufficient resources to continue or complete development of that product candidate or any other product candidates. We may not be able to continue our operations and clinical studies, or generate any revenue or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. Further, it might not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or if we are required to generate additional data related to safety and efficacy in order to obtain approval of Mino-Lok or Halo-Lido under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs or BLAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for certain of our product candidates and therefore possibly reduce the time and cost of development of a product candidate and obtain a shortened review period for the application. The timeline for filing and review of our planned NDA for each of Mino-Lok and Halo-Lido is based upon our plan to submit each such NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, wherein we will rely in part on data generated by third parties and that is in the public domain or elsewhere. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of any product candidate under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents applicable to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of any product candidate. Even if no exclusivity periods apply to an application under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for such product candidate, to conduct substantial new research and development activities beyond those in which we currently plan to engage in order to obtain approval of that product candidate. Such additional new research and development activities would be costly and time consuming.

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

As of November 30, 2021, we owned 75% of the outstanding common stock of NoveCite. As a result, we will only be entitled to a portion of any benefits that flow from the development by NoveCite of its NoveCite product candidate or any other product candidates that it might develop. In the event that NoveCite issues additional equity securities in the future this would likely reduce our percentage ownership, unless we were to increase our investment, which would further reduce the portion of any benefit that might be derived from the NoveCite drug candidate’s successful development.

Any FDA programs related to the development and approval of treatments for COVID-19 and its symptoms may not be available to us or actually lead to a faster development or regulatory review or approval process for NoveCite, our proposed treatment for ARDS, nor will it assure FDA approval of such a treatment.

We intend to develop NoveCite under the FDA’s Coronavirus Treatment Acceleration Program, or CTAP. The CTAP program was designed to accelerate the development of COVID-19 treatments via faster communications and regulatory review protocols. In late April 2020, we made a pre-IND submission to the FDA for this treatment and requested the FDA’s feedback to support the most expeditious pathway for clinical development of the therapy. The CTAP program has only recently begun and the FDA has broad discretion in administering the CTAP program and therefore we cannot assure you what the FDA might decide. Even though we believe that the response from the FDA was favorable, we did not specifically request guidance on the CTAP program we may encounter problems at a later date under the CTAP program, or with the therapy itself, and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies or products for at least some of the same conditions we are targeting. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have no experience as a company, although our executive officers do have commercialization experience. However, that experience might not translate into the successful development and launch of any of our product candidates. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater as well as access to strategic partners and capital resources.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage might not be available, and reimbursement levels might be inadequate, to cover our products. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, once approved, market acceptance of such products could be reduced. We cannot predict whether federal or state legislation will be passed that may impact reimbursement policies nor what the impact of any such legislation would be on the healthcare industry in general or on our business specifically.

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

We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers. If any product candidate we might develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on our current source or any future source or sources to manufacture our product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our product candidates and our financial performance might be materially and adversely affected.

In addition, before any of our collaborators can begin to commercially manufacture our product candidates, each must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s good manufacturing practice, or cGMP, and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. Our contracted manufacturing facilities must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any of our collaborators fails to comply with these requirements, we would be subject to possible regulatory action which could limit the jurisdictions in which we are permitted to sell our product candidates. As a result, our business, financial condition, and results of operations might be materially harmed.

Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We might be unable to identify manufacturers for commercial supply on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval, if any;

●	Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;

●	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates for commercialization;

●	Currently, our contract manufacturer for our clinical supplies is foreign, which increases the risk of shipping delays, adds the risk of import restrictions and adds the risk of political and environmental uncertainties that might affect those countries;

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;

●	If any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors;

●	Operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including a bankruptcy of the manufacturer or supplier or a natural disaster or a pandemic such as COVID-19; and

●	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

Our commercial success will depend in part on the maintenance of our current and any future license agreements. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under our current license agreements, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under our current license agreements or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Each of our license agreements provides the licensor with a right to terminate the license agreement for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should the licensor under any of our license agreements exercise such a termination right, we would lose our right to the intellectual property under the respective license agreement, which loss may materially harm our business.

Any termination, or breach by, or conflict with our strategic partners could harm our business.

If we or any of our current or future collaborators fail to renew or terminate any of our collaboration agreements or if either party fails to satisfy its obligations under any of our collaboration or license agreements or complete them in a timely manner, we could have difficulty completing the development of any of our product candidates and potentially lose significant sources of revenue, which could result in an adverse impact on our operations and financial condition as well as volatility in any future revenue. In addition, our agreements with our collaborators may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply or commercialization of our product candidates, or could require or result in litigation or arbitration. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Finally, any of our collaborations may prove to be unsuccessful.

We plan to grow and develop our business through acquisitions of or investment in new or complementary businesses, products or technologies, and the failure to manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

Our business strategy is based on the acquisition of additional product candidates. This is evidenced by our in-licensing of NoveCite in October 2020 and I/ONTAK in September 2021. We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

●	assimilating the acquired technologies, products or business operations, as we are currently engaged in for I/ONTAK;

●	maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with the acquisition or investment;

●	diversion of our management’s attention from our preexisting business;

●	maintaining or obtaining the necessary regulatory approvals or complying with regulatory standards; and

●	adverse effects on existing business operations.

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

Our ability to successfully develop our business through acquisitions including the recent in-licensing of I/ONTAK, will depend on our ability to identify, negotiate, complete and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any acquired business, technology or product into our business operations, our business and financial condition might be adversely affected.

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

We will need to manage our anticipated growth and increased operational activity, including as a result of the in-licensing of I/ONTAK in September 2021. Our personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

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

As of November 30, 2021, we beneficially owned 75% of the voting power of NoveCite’s outstanding common stock; Novellus owns the other 25%. As a result of our partial ownership, our relationship with NoveCite could give rise to certain conflicts of interest that could have an impact on our and NoveCite’s respective research and development programs, business opportunities, and operations generally.

●	Even though we utilize different technologies than NoveCite, we could find ourselves in competition with it for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements.

●	NoveCite will engage for its own business in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures other than to the extent as a stockholder in NoveCite. NoveCite will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by NoveCite.

●	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time.

●	There is overlap among our board of directors, senior management and research staffs and that of NoveCite. Two of our directors, Myron Holubiak and Leonard Mazur, also serve as directors of NoveCite. In addition, Myron Holubiak serves as Chief Executive Officer and Jaime Bartushak serves as Chief Financial Officer of both Citius and NoveCite. These overlapping positions could interfere with the duties owed by such individuals to Citius.

Risks Related to Our Regulatory and Legal Environment

 We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize for sale any product candidates we are currently developing or that we may acquire or seek to develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or a BLA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the product approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any additional approvals we obtain. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our product candidate’s regulatory review. Delays in obtaining regulatory approvals might:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;

●	impose costly procedures on us; and

●	diminish any competitive advantages that we might otherwise enjoy.

Even if we comply with all FDA requests, the FDA might ultimately reject one or more of our NDAs or BLAs. Even if we are able to obtain regulatory approval for a particular product candidate, the approval might limit the indicated medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business by leaving us without saleable products, and therefore without any potential sources of revenues, until another product candidate could be developed or obtained and successfully developed, approved and commercialized. Foreign jurisdictions impose similar regulatory approval processes and we will face the same risks if we seek foreign approval for any of our product candidates. There is no guarantee that we will ever be able to successfully develop or acquire any product candidate.

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

Manufacturers of pharmaceutical products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Similar regulatory programs exist in foreign jurisdictions. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our future approved products, if any, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a pharmaceutical product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, up to and including, withdrawal of the product from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions.

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

Additionally, patent law is subject to change and varies among the U.S. and foreign countries. Depending on decisions by the United States Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ abilities to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

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

We have twice failed to meet the listing standards between October 2019 and January 2020 and between April 2020 and July 2020 because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, as a result of which we did not comply with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). In each instance, we regained compliance within the time period allowed by Nasdaq.

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

For the foreseeable future, to finance our operations, including possible acquisitions or strategic transactions, we expect to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 400,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2021, there were 145,979,429 shares of common stock outstanding, 40,208,347 shares underlying warrants with a weighted average exercise price of $1.695 per share and 5,755,171 shares underlying options with a weighted average exercise price of $2.13 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock or publicly traded warrants.

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

Holders of Common Stock

As November 30, 2021, we had approximately 96 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2021, which is the fourth quarter of our fiscal year.

Item 6. [Reserved]

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

On March 30, 2016, we acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing shares of our common stock. We acquired identifiable intangible assets of $19,400,000 related to in-process research and development and recorded goodwill of $9,346,796 for the excess of the purchase consideration over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

On August 23, 2021, we formed Citius Acquisition Corp., a wholly owned subsidiary.

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Through September 30, 2021, we have devoted substantially all of our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from its operations.

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

In July 2021, Novellus was acquired by Brooklyn. Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all original terms and conditions.

As part of the Novellus and Brooklyn merger transaction, the 25% non-dilutive position as per the subscription agreement between Novellus and NoveCite was removed.

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

I/ONTAK/E7777 - In September 2021 the Company announced that it had entered into a definitive agreement with Dr. Reddy's to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy's. Citius's exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Dr. Reddy's received a $40 million upfront payment and is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls (CMC) activities through the filing of a BLA for E7777 with the FDA. Citius will be responsible for development costs associated with potential additional indications.

Results of Operations for Year Ended September 30, 2021 compared to Year Ended September 30, 2020

	Year Ended September 30, 2021	Year Ended September 30, 2020
Revenues	$-	$-

Operating expenses:
Research and development	12,240,503	8,812,810
General and administrative	9,836,412	8,094,614
Stock-based compensation – general and administrative	1,454,979	803,261
Total operating expenses	23,531,894	17,710,685

Operating loss	(23,531,894)	(17,710,685)
Interest income	261,825	68,066
Gain on forgiveness of note payable - Paycheck Protection Program and accrued interest	166,557	-
Other income	59,917	110,207
Interest expense	(10,839)	(15,673)
Net loss	$(23,054,434)	$(17,548,085)

Revenues

We did not generate any revenues for the years ended September 30, 2021 and 2020.

Research and Development Expenses

For the year ended September 30, 2021, research and development expenses were $12,240,503 as compared to $8,812,810 for the year ended September 30, 2020, an increase of $3,427,693. Research and development costs for Mino-Lok® decreased by $2,679,768 to $3,527,250 for the year ended September 30, 2021 as compared to $6,207,018 for the year ended September 30, 2020 driven primarily by a decrease in the cost of registration batches produced in the year ended September 30, 2021. Research and development costs for our Halo-Lido product candidate decreased by $783,870 to $862,173 for the year ended September 30, 2021 as compared to $1,646,043 for the year ended September 30, 2020 due to a reduction in costs associated with manufacturing development as well as our patient reported outcome tool for the year ended September 30, 2021. Research and development costs for our Mino-Wrap product candidate increased by $51,990 to $165,507 for the year ended September 30, 2021 as compared to $113,517 during the year ended September 30, 2020. During the year ended September 30, 2021, research and development costs for our proposed novel cellular therapy for acute respiratory distress syndrome (ARDS) were $6,946,365 as compared to $846,232 for the year ended September 30, 2020. The increase of $6,100,133 was primarily due to the $5,000,000 license fee paid to Novellus. We also incurred $739,208 in research and development expenses for our proposed product candidate related to the E7777 license.

We expect that research and development expenses will continue to increase in fiscal 2022 as we continue to focus on our Phase 3 trial for Mino-Lok, progress the Halo-Lido product candidate, and accelerate our research and development efforts related to ARDS, Mino-Wrap and E7777.

General and Administrative Expenses

For the year ended September 30, 2021, general and administrative expenses were $9,836,412 as compared to $8,094,614 for the year ended September 30, 2020 an increase of $1,741,798. The primary reason for the increase was additional compensation costs for new employees and performance bonuses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the year ended September 30, 2021, stock-based compensation expense was $1,454,979 as compared to $803,261 for the year ended September 30, 2020. Stock-based compensation expense includes options granted to directors, employees and consultants. For the year ended September 30, 2021, stock-based compensation includes $83,555 in expense for the NoveCite stock option plan that was adopted in November 2020. Stock-based compensation expense increased by $651,718 in comparison to the prior year due to new grants made by Citius and the expense for the NoveCite stock plan. In fiscal year 2012, we granted options to our new employees and additional options to other employees, our directors and consultants. At September 30, 2021, unrecognized total compensation cost related to unvested options for Citius common stock of $3,012,685 is expected to be recognized over a weighted average period of 2.34 years and unrecognized total compensation cost related to unvested options for NoveCite common stock of $316,444 is expected to be recognized over a weighted average period of 2.42 years

Other Income (Expense)

During the year ended September 30, 2021, the Company earned $261,825 of interest income compared to $68,066 of interest income during the year ended September 30, 2020. The increase was due to our investment of most of the 2021 equity offerings and common stock warrant exercises proceeds in money market accounts.

The Company recorded a gain of $166,557 for the principal and accrued interest on the Paycheck Protection Program loan that was forgiven on July 28, 2021.

Other income for the year ended September 30, 2021 consists of accrued interest of $59,917 on notes payable – related parties that was forgiven in June 2021.

In November 2019, we received a $110,207 refund from the FDA for 2016 product and establishment fees because the fees paid by the Company exceeded the costs of the FDA’s review of the associated applications. The Company recorded the $110,207 as other income during the year ended September 30, 2020.

Interest expense for the year ended September 30, 2021 was $10,839 as compared to $15,673 for the year ended September 30, 2020. Interest expense for both years is primarily for the notes payable to related parties that were acquired in the acquisition of LMB. We also accrued interest expense on the COVID-19 related Small Business Administration (“SBA”) Paycheck Protection Program loan received on April 15, 2020. At September 30, 2021, there were no outstanding notes payable.

Net Loss

For the year ended September 30, 2021, we incurred a net loss of $23,054,434 compared to a net loss of $17,548,085 for the year ended September 30, 2020. The $5,506,349 increase in the net loss was primarily due to the $3,427,693 increase in research and development expenses and the $1,741,798 increase in general and administrative expenses, which increases were primarily associated with NoveCite.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred net losses of $23,054,434 and $17,548,085 for the years ended September 30, 2021 and 2020, respectively. At September 30, 2021, Citius had an accumulated deficit of $96,047,821. Citius’ net cash used in operations during the years ended September 30, 2021 and 2020 was $24,250,414 and $16,930,658, respectively.

As a result of our common stock offerings and common stock warrant exercises in fiscal year 2021, the Company had working capital of approximately $68,800,000 at September 30, 2021. We expect that we will have sufficient funds to continue our operations through March 2023. At September 30, 2021, Citius had cash and cash equivalents of $70,072,946 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the years ended September 30, 2021 and 2020, the Company received net proceeds of $120,643,020 and $22,733,850, respectively, from the issuance of equity. We also received $164,583 from the COVID-related SBA paycheck protection program loan received on April 15, 2020. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

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

During the year ended September 30, 2021, we received $31,130,134 in proceeds from the exercise of common stock warrants and $82,634 in proceeds from the exercise of common stock options.

Based on our cash and cash equivalents at September 30, 2021, we expect that we will have sufficient funds to continue our operations through March 2023. We may need to raise additional capital in the future to support our operations beyond March 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

In-process Research and Development and Goodwill

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized and will be tested at least annually for impairment.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2021.

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

The Company performed a qualitative assessment for its 2021 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2021.

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

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

December 15, 2021

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND 2020

	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$70,072,946	$13,859,748
Prepaid expenses	2,741,404	122,237
Total Current Assets	72,814,350	13,981,985

Property and equipment, net	7,023	1,577

Operating lease right-of-use asset, net	822,828	986,204

Other Assets:
Deposits	38,062	57,093
In-process research and development	59,400,000	19,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	28,803,889

Total Assets	$142,429,059	$43,773,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,277,095	$1,856,235
Accrued expenses	621,960	164,040
Accrued compensation	1,906,000	1,654,919
Accrued interest	—	89,970
Notes payable – related parties	—	172,970
Operating lease liability	177,237	158,999
Total Current Liabilities	3,982,292	4,097,133

Note payable – paycheck protection program	—	164,583
Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	678,234	855,471
Total Liabilities	9,646,326	10,102,987

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 145,979,429 and 55,576,996 shares issued and outstanding at September 30, 2021 and 2020, respectively	145,979	55,577
Additional paid-in capital	228,084,195	104,208,958
Accumulated deficit	(96,047,821)	(70,593,867)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	132,182,353	33,670,668
Non-controlling interest	600,380	—
Total Equity	132,782,733	33,670,668

Total Liabilities and Equity	$142,429,059	$43,773,655

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Revenues	$—	$—

Operating Expenses:
Research and development	12,240,503	8,812,810
General and administrative	9,836,412	8,094,614
Stock-based compensation – general and administrative	1,454,979	803,261
Total Operating Expenses	23,531,894	17,710,685

Operating Loss	(23,531,894)	(17,710,685)

Other Income (Expense):
Interest income	261,825	68,066
Gain on forgiveness of note payable - Paycheck Protection Program and accrued interest	166,557
Other income	59,917	110,207
Interest expense	(10,839)	(15,673)
Total Other Income, Net	477,460	162,600

Net Loss	(23,054,434)	(17,548,085)
Deemed dividend on warrant extension	1,450,876	—

Net Loss Applicable to Common Stockholders	$(24,505,310)	$(17,548,085)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(0.23)	$(0.45)

Weighted Average Common Shares Outstanding
Basic and diluted	108,599,080	39,165,248

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2019	$—	28,930,493	$28,930	$80,169,724	$(53,045,782)	$27,152,872	$—	$27,152,872
Issuance of common stock upon exercise of warrants	—	9,804,415	9,804	7,146,745	—	7,156,549	—	7,156,549
Issuance of common stock for services	—	623,740	624	528,146	—	528,770	—	528,770
Issuance of common stock in registered direct offering, net of costs of $622,900	—	7,058,824	7,059	6,870,041	—	6,877,100	—	6,877,100
Issuance of common stock in underwritten offering, net of costs of $917,299	—	9,159,524	9,160	8,691,041	—	8,700,201	—	8,700,201
Stock-based compensation expense	—	—	—	803,261	—	803,261	—	803,261
Net loss	—	—	—	—	(17,548,085)	(17,548,085)	—	(17,548,085)
Balance, September 30, 2020	—	55,576,996	55,577	104,208,958	(70,593,867)	33,670,668	—	33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Issuance of common stock in private placement offering, net of costs of $1,549,602	—	15,455,960	15,456	18,434,954	—	18,450,410	—	18,450,410
Issuance of common stock in registered direct offering, net of costs of $5,520,160	—	50,830,566	50,830	70,929,012	—	70,979,842	—	70,979,842
Issuance of common stock upon exercise of warrants	—	23,995,907	23,996	31,106,138	—	31,130,134	—	31,130,134
Issuance of common stock for services	—	50,000	50	67,950	—	68,000	—	68,000
Issuance of common stock upon exercise of stock options	—	70,000	70	82,564	—	82,634	—	82,634
Stock-based compensation expense	—	—	—	1,454,979	—	1,454,979	—	1,454,979
Net loss	—	—	—	—	(23,054,434)	(23,054,434)	—	(23,054,434)
Balance, September 30, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(23,054,434)	$(17,548,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,454,979	803,261
Issuance of common stock for services	68,000	528,770
Amortization of operating lease right-of-use asset	163,376	151,520
Depreciation	1,492	844
Gain from forgiveness of notes payable – paycheck protection program and accrued interest	(166,557)	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,619,167)	(74,126)
Deposits	19,031	—
Accounts payable	(579,140)	(857,307)
Accrued expenses	457,920	(82,185)
Accrued compensation	251,081	254,231
Accrued interest	(87,996)	15,673
Operating lease liability	(158,999)	(123,254)
Net Cash Used In Operating Activities	(24,250,414)	(16,930,658)

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,938)	(1,831)
Purchase of in-process research and development	(40,000,000)	—
Net Cash Used In Investing Activities	(40,006,938)	(1,831)

Cash Flows From Financing Activities:
Proceeds from notes payable – paycheck protection program	—	164,583
Principal paid on notes payable – related parties	(172,970)	—
Proceeds from sale of NoveCite, Inc. common stock	500	—
Proceeds from common stock warrant exercises	31,130,134	7,156,549
Proceeds from common stock option exercises	82,634	—
Net proceeds from underwritten offerings	—	8,700,201
Net proceeds from private placement	18,450,410	—
Net proceeds from registered direct offerings	70,979,842	6,877,100
Net Cash Provided By Financing Activities	120,470,550	22,898,433

Net Change in Cash and Cash Equivalents	56,213,198	5,965,944
Cash and Cash Equivalents – Beginning of Year	13,859,748	7,893,804
Cash and Cash Equivalents – End of Year	$70,072,946	$13,859,748

Supplemental Disclosures of Cash Flow Information and Non-cash Activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$—	$1,137,724

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Pharmaceuticals, Inc. (“Citius,” the “Company” or “we”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on anti-infectives, cancer care and unique prescription products.

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

On August 23, 2021, we formed Citius Acquisition Corp., a wholly owned subsidiary in conjunction with the acquisition of I/ONTAK, but no activity has occurred to date.

In-process research and development (“IPR&D) consists of i) $19,400,000 acquisition value of of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and ii) $40,000,000 acquisition value of the exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

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

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, LMB and Citius Acquisition Corp., and its majority-owned subsidiary NoveCite. NoveCite, was inactive until October 2020. Citius Acquisition Corp. was inactive at September 30, 2021. All significant inter-company balances and transactions have been eliminated in consolidation.

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $24,250,414 and $16,930,658, for the years ended September 30, 2021 and 2020, respectively. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $68,800,000 at September 30, 2021. The Company estimates that its available cash resources will be sufficient to fund its operations through March 2023.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond March 2023, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido, Novecite and E7777, will depend on its ability to obtain regulatory approval to market Mino-Lok and generate substantial revenue from the sale of Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization or future sales of Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in 2021 and 2020.

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

Under the license agreement, we paid a nonrefundable upfront payment of $125,000 which was recorded as research and development expense during the year ended September 30, 2019. We paid annual maintenance fees of $45,000 and $30,000 in January 2021 and 2020, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000 and ceases on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

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

Our Board Chairman Leonard Mazur, who is also our largest stockholder, was a director and significant shareholder of Novellus at this time and until the acquisition of Novellus by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”) in July 2021. As required by our Code of Ethics, the Audit Committee of our Board of Directors approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

On October 6, 2020, our subsidiary, NoveCite, exercised the option and signed an exclusive license agreement with Novellus. Upon execution of the agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense during the year ended September 30, 2021, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the original stock subscription agreement between Novellus and NoveCite, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

Citius is responsible for the operational activities of NoveCite and bears all costs necessary to operate NoveCite. Citius’s officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. As such, NoveCite is accounted for as a consolidated subsidiary with a noncontrolling interest.

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

In July 2021, Novellus was acquired by Brooklyn. In connection with that transaction, the stock subscription agreement between Novellus and NoveCite was amended to assign to Brooklyn all of Novellus’s right, title, and interest in the stock subscription agreement and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership.

License Agreement with Eisai

In September 2021, the Company entered into a definitive agreement with Dr. Reddy's Laboratories SA, a subsidiary of Dr. Reddy's Laboratories, Ltd. (collectively, "Dr. Reddy's") to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of E7777 from Eisai Co., Ltd. ("Eisai") and other related assets owned by Dr. Reddy's. Citius's exclusive license include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Citius paid $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for I/ONTAK for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for I/ONTAK. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls (CMC) activities through the filing of a BLA for E7777 with the FDA. Citius will be responsible for development costs associated with potential additional indications.

The term of the license agreement will continue until (i) if there has not been a commercial sale of a licensed product in the territory, until the 10-year anniversary of the original license effective date, March 30, 2016, or (ii) if there has been a first commercial sale of a licensed product in the territory within the 10-year anniversary of the original license effective date, the 10-year anniversary of the first commercial sale on a country-by-country basis. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Also under the agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

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

In-process Research and Development and Goodwill

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation.

In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation. Included in the IPR&D is the historical know-how, formula protocols, designs, and procedures expected to be needed to complete Phase 3. In addition, the contracts acquired in connection with Dr. Reddy’s transaction with the clinical research and manufacturing organization are at market rates and could be provided by multiple vendors in the marketplace Therefore, there is no fair value associated with the contracts acquired.

Incremental costs incurred on IPR&D after the acquisition date are expensed as incurred, unless there is an alternative future use.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisitions through September 30, 2021.

Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill is not amortized but it is tested at least annually for impairment.

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

The Company performed a qualitative assessment for its 2021 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2021.

Patents and Trademarks

Certain costs of outside legal counsel related to obtaining trademarks for the Company are capitalized. Patent costs are amortized over the legal life of the patents, generally twenty years, starting at the patent issuance date. There are no capitalized patents and trademarks as of September 30, 2021.

The costs of unsuccessful and abandoned applications are expensed when abandoned. The costs of maintaining existing patents are expensed as incurred.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the consolidated statement of operations over the requisite service period based on the fair value for each stock award on the grant date. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. The Company estimates volatility using the trading activity of its common stock. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of the Company’s stock options.

The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statement of operations over the service period based on the measurement of fair value for each stock award and records forfeitures as they occur.

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2021. Any interest or penalties are charged to expense. During the years ended September 30, 2021 and 2020, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2017 are subject to examination by federal and state authorities.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of options and warrants were not included in the calculation of the diluted loss per share because they were anti-dilutive.

Segment Reporting

The Company currently operates as a single segment.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company adopted the provisions of ASU 2021-04 in the quarter beginning April 1, 2021.

Recently Issued Accounting Standards

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of fiscal 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.

5. NOTES PAYABLE

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

In June 2021, we repaid the $172,970 principal balance of these notes and paid accrued interest of $38,917. Accrued interest of $59,917 was forgiven and has been recorded as other income during the year ended September 30, 2021.

Interest expense on notes payable – related parties for the years ended September 30, 2021 and 2020 was $9,606 and $14,932, respectively.

Paycheck Protection Program

On April 12, 2020, due to the business disruption caused by the COVID-19 health crisis, the Company applied for a forgivable loan through the Small Business Association’s Paycheck Protection Program (the “PPP”). In accordance with the provisions of the PPP, the loan accrued interest at a rate of 1% and a portion of the loan may be forgiven if it is used to pay qualifying costs such as payroll, rent and utilities. Amounts that are not forgiven will be repaid two years from the date of the loan. On April 15, 2020, the Company received $164,583 from the PPP through its bank.

Interest expense on the PPP loan was $1,233 and $741 for the years ended September 30, 2021 and 2020, respectively.

On July 28, 2021, the Small Business Administration (“SBA”) gave full forgiveness of the PPP loan. The Company recorded a gain from debt extinguishment of $166,557 consisting of the principal balance and related accrued interest expense.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

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

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan, we reserved 866,667 shares of common stock for issuance to employees, directors and consultants. As of September 30, 2021, there were options to purchase 855,171 shares outstanding, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired, and no shares were available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 shares of common stock for issuance to employees, directors and consultants. As of September 30, 2021, there were options to purchase 1,820,000 shares outstanding, options to purchase 70,000 shares were exercised and the remaining 110,000 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

On February 10, 2020, our stockholders approved the 2020 Plan and we reserved 3,110,000 common shares. As of September 30, 2021, there were options to purchase 1,870,000 shares outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

On May 24, 2021, our stockholders approved the 2021 Stock Plan and we reserved 8,740,000 shares. The 2021 Stock Plan provides incentives to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of September 30, 2021, options to purchase 1,210,000 shares were outstanding and there were 7,530,000 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is estimated using the trading activity of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted to employees and directors, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2021 and 2020:

	2021	2020
Risk-free interest rate	0.32 – 0.89%	0.26 – 1.66%
Expected dividend yield	0.00%	0.00%
Expected term	6.50 – 10 years	6.50 – 10 years
Expected volatility	111 – 112%	107 – 117%

A summary of option activity under the plans (excluding the NoveCite Stock Plan) is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	3,390,171	$2.51	8.00 years	$440,336
Granted	2,435,000	1.57
Exercised	(70,000)	1.18		$101,866
Forfeited or expired	—	9.0
Outstanding at September 30, 2021	5,755,171	$2.13	8.02 years	$3,589,392
Exercisable at September 30, 2021	2,499,635	$3.10	6.56 years	$1,429,358

The weighted average grant date fair value of the options granted during the year ended September 30, 2020 was estimated at $0.76 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

The weighted average grant date fair value of the options granted during the year ended September 30, 2021 was estimated at $1.34 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the years ended September 30, 2021 and 2020 was $1,454,979 (including $83,555 for the NoveCite Stock Plan) and $803,261, respectively.

At September 30, 2021, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $3,012,685 is expected to be recognized over a weighted average period of 2.34 years.

On November 5, 2020, the stockholders of NoveCite, Inc., approved NoveCite’s Stock Plan and under which 2,000,000 common shares of NoveCite were reserved. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of September 30, 2021, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no common shares of NoveCite available for future grants.

During the year ended September 30, 2021, NoveCite granted options to purchase 2,000,000 common shares to employees at a weighted average exercise price of $0.24 per share, of which none are exercisable as of September 30, 2021. The weighted average grant date fair value of the options granted during the year ended September 30, 2021 was estimated at $0.20 per share. All of these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 9.39 years. At September 30, 2021, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $316,445 is expected to be recognized over a weighted average period of 2.42 years.

Warrants

The Company has reserved 40,208,347 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2021:

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
		40,208,347

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

In April 2021, we extended the term by three years to April 5, 2024 for 1,294,498 warrants for common stock with an exercise price of $1.42 per share and 240,130 warrants with an exercise price of $1.93 per share. We recorded a deemed dividend of $1,450,876 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended September 30, 2021.

During the year ended September 30, 2021, we received $31,130,134 in proceeds from the exercise of common stock warrants.

At September 30, 2021, the weighted average remaining life of all of the outstanding warrants is 3.74 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $19,903,185.

Common Stock Reserved

A summary of common stock reserved for future issuances as of September 30, 2021 is as follows:

Stock plan options outstanding	5,755,171
Stock plan shares available for future grants	7,530,000
Warrants outstanding	40,208,347
Total	53,493,518

7. RELATED PARTY TRANSACTIONS

The Company had outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 5).

Mr. Mazur was a director and significant shareholder of Novellus, Inc. until July 2021. On October 6, 2020, the Company, through its subsidiary NoveCite, entered into an exclusive agreement with Novellus to develop cellular therapies (see Note 3).

In April 2021, we extended the term by three years for 1,294,498 warrants held by our Chairman and our Chief Executive Officer (see Note 6).

8. EMPLOYMENT AND CONSULTING AGREEMENTS

Employment Agreements

On October 19, 2017, the Company and its Chairman of the Board, Leonard Mazur, entered into an employment agreement with a three-year term. Upon expiration, the agreement automatically renews for successive periods of one-year unless terminated pursuant to its terms. Under the terms of the agreement, the Company is required to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On March 30, 2016, the Company entered into a three-year employment agreement with Myron Holubiak to serve as Chief Executive Officer. Upon expiration, the agreement automatically renews for successive periods of one-year unless terminated pursuant to its terms. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

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

Consulting Agreements

Effective September 1, 2014, the Company entered into three consulting agreements. Two of the agreements were for financial services including accounting, preparation of financial statements and filings with the SEC. The third agreement was for financing activities, product development strategies and corporate development. The agreements may be terminated by the Company or the consultant with 90 days written notice. A consulting agreement for financial services ended in February 2019 and the agreement for financing activities, product development strategies and corporate development ended in December 2020.

Consulting expense under the agreements for the years ended September 30, 2021 and 2020 was $144,000 and $324,000, respectively.

9. FDA REFUND

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Year Ended September 30, 2021	Year Ended September 30, 2020
Operating lease cost	$238,824	$228,828
Variable lease cost	194	—
Total lease cost	$239,018	$228,828

Other information
Weighted-average remaining lease term - operating leases	4.1 Years	5.1 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2022	$239,306
2023	244,165
2024	249,024
2025	253,883
Thereafter	21,460
Total lease payments	1,007,838
Less: interest	(152,367)
Present value of lease liabilities	$855,471

Leases	Classification	September 30, 2021	September 30, 2020
Assets
Lease asset	Operating	$822,828	$986,204
Total lease assets		$822,828	$986,204

Liabilities
Current	Operating	$177,237	$158,999
Non-current	Operating	678,234	855,471
Total lease liabilities		$855,471	$1,014,470

Interest expense on the lease liability was $75,448 and $87,303 for the years ended September 30, 2021 and 2020, respectively.

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

11. INCOME TAXES

There was no provision for federal or state income taxes for the years ended September 30, 2021 and 2020 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2021 and 2020 due to the following:

	2021	2020
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%
Permanent differences	0.7%	0.7%
Increase in the valuation reserve	26.6%	26.6%
	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2021	September 30, 2020
Deferred tax assets:
Net operating loss carryforward	$25,508,000	$14,498,000
Stock-based compensation	1,105,000	915,000
Other	2,564,000	1,507,000
Valuation allowance on deferred tax assets	(29,177,000)	(16,920,000)
Total deferred tax assets	—	—
Deferred tax liabilities:
In-process research and development	(4,985,800)	(4,985,800)
Total deferred tax liability	(4,985,800)	(4,985,800)
Net deferred tax liability	$(4,985,800)	$(4,985,800)

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. During the years ended September 30, 2021 and 2020, the valuation allowance increased by $12,257,000 and $3,591,000, respectively. The increase in the valuation allowance during the years ended September 30, 2021 and 2020 was primarily due to the Company’s net operating loss. At September 30, 2021, the Company has a federal net operating loss carryforward of approximately $88,000,000. Federal net operating loss carryforwards of approximately $35,000,000 begin expiring in 2034 and carryforwards of approximately $53,000,000 generated in tax years beginning after 2017 may be carried forward indefinitely.

As of September 30, 2021, the Company also has estimated federal research and development credits of $2,044,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2036.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2021, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2021.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2021 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	855,171	$6.65	—
2018 Omnibus Stock Incentive Plan	1,820,000	1.08	—
2020 Omnibus Stock Incentive Plan	1,870,000	1.13	—
2021 Omnibus Stock Incentive Plan	1,210,000	2.07	7,530,000
Total	5,755,171	$2.13	7,530,000

Our equity compensation plans consist of the Citius Pharmaceuticals, Inc. 2021 Omnibus Stock Incentive Plan, 2020 Omnibus Stock Incentive Plan, 2018 Omnibus Stock Incentive Plan and 2014 Stock Incentive Plan, which were all approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

We no longer may grant awards under the 2014 Stock Incentive Plan, the 2018 Omnibus Stock Incentive Plan or 2020 Omnibus Stock Incentive Plan.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.5	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
4.1	Form of Registration Rights Agreement between the Purchasers named therein and Citius Pharmaceuticals Holdings, Inc., dated September 12, 2014.	8-K	9/18/2014	10.2
4.2	Form of Investor Warrant, dated September 12, 2014.	8-K	9/18/2014	10.3
4.3	Form of Common Stock Purchase Warrant, dated May 10, 2017.	10-Q	5/15/2017	10.4
4.4	Form of Representative’s Warrant, dated August 3, 2017.	8-K	8/4/2017	4.2
4.5	Form of Investor Warrant, dated December 15, 2017.	8-K	12/19/2017	4.1
4.6	Form of Placement Agent Warrant, dated December 15, 2017.	8-K	12/19/2017	4.2
4.7	Form of Investor Warrant, dated March 28, 2018.	8-K	3/29/2018	4.1
4.8	Form of Placement Agent Warrant, dated March 28, 2018.	8-K	3/29/2018	4.2
4.9	Form of Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.1
4.10	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.11	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.3
4.12	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.13	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.14	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.15	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.16	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.17	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.18	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.19	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.20	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.21	Form of investor warrant issued January 27, 2021.	8-K	1/27/2021	4.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

4.22	Form of placement agent warrant issued January 27, 2021.	8-K	1/27/2021	4.2
4.23	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.24	Form of investor warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.25	Form of placement agent warrant issued February 19, 2021	8-K	2/19/2021	4.2
10.1	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3	Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed March 30, 2016, effective March 1, 2016.	8-K	4/5/2016	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5	Future Advance Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.1
10.6	Amended and Restated Demand Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.3
10.7	Warrant Agent Agreement between VStock Transfer, LLC and Citius Pharmaceuticals, Inc., dated August 3, 2017.	8-K	8/4/2017	4.1
10.8	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.9	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.10	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated December 15, 2017.	8-K	12/19/2017	10.1
10.11	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.12	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.13+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.14	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.15+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.3
10.16	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.17	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.18	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.19	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.20	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.21	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.22	Engagement letter, dated February 14, 2020, between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.2
10.23	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.24	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.+	10-K	12/16/2020	10.24
10.25	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.26	Engagement letter, dated January 23, 2021, between Citius Pharmaceuticals, Inc. and H. C. Wainwright & Co., LLC	8-K	1/27/2021	10.2
10.27	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.28	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.29	Form of Notice of Stock Option Grant and Stock Option Award Agreement.				X
10.30+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.				X
10.31+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.32+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.				X
10.33+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.				X
21	Subsidiaries.	--	--	--	X
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
101.INS	Inline XBRL Instance Document	--	--	--	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	--	--	--	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	--	--	--	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	--	--	--	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	--	--	--	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	--	--	--	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	--	--	--	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 15, 2021	By:	/s/ Myron Holubiak
Myron Holubiak
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Executive Chairman of the Board of Directors	December 15, 2021
Leonard Mazur

/s/ Myron Holubiak	President and Chief Executive Officer and Director	December 15, 2021
Myron Holubiak	(Principal Executive Officer)

/s/ Jaime Bartushak	Chief Financial Officer and Chief Accounting Officer	December 15, 2021
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 15, 2021
Suren Dutia

/s/ Carol Webb	Director	December 15, 2021
Carol Webb

/s/ William Kane	Director	December 15, 2021
William Kane

/s/ Howard Safir	Director	December 15, 2021
Howard Safir

/s/ Eugene Holuka	Director	December 15, 2021
Eugene Holuka