Form 10-Q
period 2021-12-31
Citius Pharmaceuticals, Inc.
filed 2022-02-10
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

As of February 10, 2022, there were 146,029,630 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2021

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries Citius Pharmaceuticals, LLC, Leonard-Meron Biosciences, Inc., Citius Acquisition Corp., and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$65,421,424	$70,072,946
Prepaid expenses	2,523,552	2,741,404
Total Current Assets	67,944,976	72,814,350

Property and equipment, net	6,293	7,023

Operating lease right-of-use asset, net	779,949	822,828

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$137,516,076	$142,429,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,789,203	$1,277,095
Accrued expenses	3,136,609	621,960
Accrued compensation	2,233,690	1,906,000
Operating lease liability	182,028	177,237
Total Current Liabilities	7,341,530	3,982,292

Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	630,745	678,234
Total Liabilities	12,958,075	9,646,326

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 146,029,630 and 145,979,429 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	146,029	145,979
Additional paid-in capital	229,084,633	228,084,195
Accumulated deficit	(105,273,041)	(96,047,821)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	123,957,621	132,182,353
Non-controlling interest	600,380	600,380
Total Equity	124,558,001	132,782,733

Total Liabilities and Equity	$137,516,076	$142,429,059

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenues	$—	$—

Operating Expenses
Research and development	5,457,849	6,191,179
General and administrative	2,896,749	1,688,664
Stock-based compensation – general and administrative	904,604	276,582
Total Operating Expenses	9,259,202	8,156,425

Operating Loss	(9,259,202)	(8,156,425)

Other Income (Expense)
Interest income	33,982	13,484
Interest expense	—	(3,968)
Total Other Income, Net	33,982	9,516

Net Loss	(9,225,220)	$(8,146,909)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(0.06)	$(0.15)

Weighted Average Common Shares Outstanding
Basic and diluted	146,012,169	55,576,996

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	50,201	50	95,834	—	95,884	—	95,884
Stock-based compensation expense	—	—	—	904,604	—	904,604	—	904,604
Net loss	—	—	—	—	(9,225,220)	(9,225,220)	—	(9,225,220)
Balance, December 31, 2021	$—	146,029,630	$146,029	$229,084,633	$(105,273,041)	$123,957,621	$600,380	$124,558,001

Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Stock-based compensation expense	—	—	—	276,582	—	276,582	—	276,582
Net loss	—	—	—	—	(8,146,909)	(8,146,909)	—	(8,146,909)
Balance, December 31, 2020	$—	55,576,996	$55,577	$106,285,180	$(81,140,296)	$25,200,461	$600,380	$25,800,841

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(9,225,220)	$(8,146,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	904,604	276,582
Issuance of common stock for services	95,884	—
Amortization of operating lease right-of-use asset	42,879	39,671
Depreciation	730	153
Changes in operating assets and liabilities:
Prepaid expenses	217,852	(1,161,066)
Deposits	—	19,031
Accounts payable	512,108	(872,060)
Accrued expenses	2,514,649	88,442
Accrued compensation	327,690	225,875
Accrued interest	—	3,968
Operating lease liability	(42,698)	(38,272)
Net Cash Used In Operating Activities	(4,651,522)	(9,564,585)

Cash Flows From Financing Activities:
Proceeds from sale of NoveCite, Inc. common stock	—	500
Net Cash Provided By Financing Activities	—	500

Net Change in Cash and Cash Equivalents	(4,651,522)	(9,564,085)
Cash and Cash Equivalents - Beginning of Period	70,072,946	13,859,748
Cash and Cash Equivalents - End of Period	$65,421,424	$4,295,663

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary by issuing shares of its common stock.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% (7,500,000 shares) of the issued and outstanding capital stock (see Note 3).

On August 23, 2021, we formed Citius Acquisition Corp., as a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK (formerly E7777), but no activity has occurred to date.

In-process research and development (“IPR&D”) consists of (i) the $19,400,000 acquisition value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and (ii) the $40,000,000 acquisition value of the exclusive license for I/ONTAK (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, LMB, and Citius Acquisition Corp., and its majority-owned subsidiary NoveCite. Citius Acquisition Corp. is currently inactive. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the three months ended December 31, 2021 and 2020. The operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under Accounting Standards Codification (“ASC”) 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of fiscal 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $4,651,522 for the three months ended December 31, 2021. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $60,600,000 at December 31, 2021. The Company estimates that its available cash resources will be sufficient to fund its operations through March 2023.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. The Company’s continued operations beyond March 2023, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido, NoveCite and I/ONTAK, will depend on its ability to obtain regulatory approval to market Mino-Lok and/or I/ONTAK and generate substantial revenue from the sale of Mino-Lok and/or I/ONTAK and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization or future sales of Mino-Lok or I/ONTAK or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok or I/ONTAK, there would be a material adverse effect on its business. Further, the Company expects to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee of $90,000 in June 2021 and 2020.

LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low- to mid-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less than 12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to an aggregate of $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub-licensees.

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

Under the license agreement, the Company paid an annual maintenance fee of $45,000 in January 2021. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Novellus

On March 31, 2020, we entered into an option agreement with a subsidiary of Novellus, Inc. (“Novellus”) to in-license from Novellus on a worldwide basis, a novel cellular therapy for acute respiratory distress syndrome (“ARDS”).

Our Board Chairman Leonard Mazur, who is also our largest stockholder, was at the time a significant shareholder of Novellus and subsequent to the option agreement and the license agreement discussed below, became a director of Novellus. As required by our Code of Ethics, the Audit Committee of our Board of Directors approved the entry into the option agreement with Novellus, as did the disinterested members of our Board of Directors.

On October 6, 2020, our subsidiary, NoveCite, exercised the option and signed an exclusive license agreement with Novellus. Upon execution of the agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense in the three-month period ended December 31, 2020, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issues additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

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

NoveCite is obligated to pay Novellus up to an aggregate of $51,000,000 upon the achievement of various regulatory and developmental milestones. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the sale of a licensed product. This royalty is subject to downward adjustment to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) the date on which a biosimilar product is first marketed, sold, or distributed in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Novellus an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

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

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). In connection with that transaction, the stock subscription agreement between Novellus and NoveCite was amended to assign to Brooklyn all of Novellus’s right, title, and interest in the stock subscription agreement and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership.

License Agreement with Eisai

In September 2021, the Company entered into a definitive agreement with Dr. Reddy's Laboratories SA, a subsidiary of Dr. Reddy's Laboratories, Ltd. (collectively, "Dr. Reddy's"), to acquire its exclusive license of I/ONTAK (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of I/ONTAK from Eisai Co., Ltd. ("Eisai") and other related assets owned by Dr. Reddy's. Citius's exclusive license include rights to develop and commercialize I/ONTAK in all markets except for Japan and certain parts of Asia. Additionally, Citius retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Citius paid a $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to an aggregate of $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to an aggregate of $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to an aggregate of $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and up to an aggregate of $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for I/ONTAK for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for I/ONTAK. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls (CMC) activities through the filing of a BLA for I/ONTAK with the FDA. Citius will be responsible for development costs associated with potential additional indications.

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

4. NOTES PAYABLE

Notes Payable – Related Parties

Prior to June 31, 2021, we had outstanding notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with a principal balance of $104,000 accrued interest at the prime rate plus 1.0% per annum and notes with a principal balance of $68,970 accrued interest at 12% per annum.

In June 2021, we repaid the $172,970 principal balance of these notes and paid accrued interest of $38,917. Accrued interest of $59,917 was forgiven and was recorded as other income in the year ended September 30, 2021.

Interest expense on notes payable – related parties was $3,563 for the three months ended December 31, 2020.

Paycheck Protection Program

On April 12, 2020, the Company applied for a forgivable loan through the Small Business Association’s Paycheck Protection Program (the “PPP”). The loan accrued interest at a rate of 1% and was forgivable if it was used to pay qualifying costs such as payroll, rent and utilities. On April 15, 2020, the Company received $164,583 from the PPP.

On July 28, 2021, the Small Business Administration gave full forgiveness of the PPP loan and the Company recorded a gain from debt extinguishment of $166,557 consisting of the principal balance and related accrued interest expense.

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

Common Stock Issued for Services

On November 2, 2021, the Company issued 50,201 shares of common stock for investor relations services and expensed the $95,884 fair value of the common stock issued.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors and consultants. As of December 31, 2021, options to purchase 855,171 shares were outstanding and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 common shares for issuance to employees, directors and consultants. As of December 31, 2021, options to purchase 1,820,000 shares were outstanding.

On February 10, 2020, our stockholders approved the 2020 Stock Plan and we reserved 3,110,000 common shares for issuance thereunder. The 2020 Stock Plan provides incentives to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of December 31, 2021, options to purchase 1,870,000 shares were outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

On May 24, 2021, our stockholders approved the 2021 Stock Plan and we reserved 8,740,000 shares for issuance thereunder. The 2021 Stock Plan provides incentives to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of December 31, 2021, options to purchase 4,475,000 shares were outstanding and there were 4,265,000 shares available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite Stock Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2021	5,755,171	$2.13	8.02 years	$3,589,392
Granted	3,265,000	2.03
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2021	9,020,171	$2.09	8.49 years	$1,799,433

Exercisable at December 31, 2021	3,365,325	$2.55	6.87 years	$1,163,643

On October 11, 2021, the Board of Directors granted options to purchase 2,515,000 shares to employees, 375,000 shares to directors and 175,000 shares to consultants at $2.04 per share. On November 1, 2021, the Board of Directors granted options to purchase 200,000 shares to an employee at $1.87 per share. The weighted average grant date fair value of the options granted during the three months ended December 31, 2021 was estimated at $1.72 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

On October 6, 2020, the Board of Directors granted stock options to purchase a total of 800,000 shares to employees, 175,000 shares to directors and 125,000 shares to consultants with an exercise price of $1.01 per share. The weighted average grant date fair value of the options granted during the three months ended December 31, 2020 was estimated at $0.87 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended December 31, 2021 and 2020 was $904,604 (including $33,333 for the NoveCite Stock Plan) and $276,582 (including $12,556 for the NoveCite Stock Plan), respectively.

At December 31, 2021, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $7,755,214 is expected to be recognized over a weighted average period of 2.4 years.

On November 5, 2020, the stockholders of NoveCite, approved NoveCite’s Stock Plan and we reserved 2,000,000 common shares of NoveCite for issuance thereunder. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of December 31, 2021, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no shares available for future grants.

As of December 31, 2021, NoveCite has options outstanding to purchase 2,000,000 common shares at a weighted average exercise price of $0.24 per share, of which 376,665 are exercisable as of December 31, 2021. All of these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 9.14 years. At December 31, 2021, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $283,111 is expected to be recognized over a weighted average period of 2.17 years.

Warrants

As of December 31, 2021, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Dates
LMB Warrants	$7.50	53,110	March 24 – April 29, 2022
2016 Offering Warrants	4.13	69,316	February 10 – 27, 2022
2017 Public Offering Investors	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investors	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Offering Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Private Placement Offering Investors	1.23	3,091,192	July 27, 2026
January 2021 Private Placement Offering Agent	1.62	351,623	July 27, 2026
February 2021 Registered Direct Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Registered Direct Offering Agent	1.88	2,506,396	February 19, 2026
		40,136,844

At December 31, 2021, the weighted average remaining life of the outstanding warrants is 3.5 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $5,890,469.

Common Stock Reserved

A summary of common stock reserved for future issuances as of December 31, 2021 is as follows:

Stock plan options outstanding	9,020,171
Stock plan shares available for future grants	4,265,000
Warrants outstanding	40,136,844
Total	53,422,015

6. RELATED PARTY TRANSACTIONS

The Company had outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (Chief Executive Officer) (see Note 4).

Leonard Mazur was a director and significant shareholder of Novellus until July 2021. On October 6, 2020, the Company, through its subsidiary NoveCite, entered into an exclusive agreement with Novellus to develop cellular therapies (see Note 3).

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s current Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Operating lease cost	$59,705	$59,706
Variable lease cost	—	194
Total lease cost	59,705	$59,900

Other information
Weighted-average remaining lease term - operating leases	3.8 Years	4.8 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of December 31, 2021 is as follows:

Year Ending September 30,	December 31, 2021
2022 (excluding the 3 months ended December 31, 2021)	$179,783
2023	244,165
2024	249,024
2025	253,883
2026	21,460
Total lease payments	948,315
Less: interest	(135,542)
Present value of lease liabilities	$812,773

Leases	Classification	December 31, 2021	September 30, 2021
Assets
Lease asset	Operating	$779,949	$822,828
Total lease assets		$779,949	$822,828

Liabilities
Current	Operating	$182,028	$177,237
Non-current	Operating	630,745	678,234
Total lease liabilities		$812,773	$855,471

Interest expense on the lease liability was $16,826 and $20,035 for the three months ended December 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2021 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

Historical Background

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products with a focus on anti-infective products in adjunct cancer care, unique prescription products and mesenchymal stem cell therapy. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary and on March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. On August 23, 2021, we formed Citius Acquisition Corp., as a wholly-owned subsidiary, but no activity has occurred to date.

Through December 31, 2021, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital.

Patent and Technology License Agreements

Our patent and technology license agreements are discussed in the footnotes to our unaudited consolidated financial statements included in this Report.

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and that increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits or, in the event the licensed product is not subject to a valid patent claim, the royalty is reduced to mid- to lower-single digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to an aggregate of $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited (“Licensor”), to develop and commercialize a stem cell therapy based on the Licensor’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. NoveCite paid a $5,000,000 license fee and issued 25% of its outstanding equity to the Licensor. We own the other 75% of NoveCite’s currently outstanding equity. If NoveCite issues additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus. In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). In that transaction, the stock subscription agreement between Novellus and NoveCite was amended to delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership.

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

I/ONTAK - In September 2021 the Company announced that it had entered into a definitive agreement with Dr. Reddy's to acquire its exclusive license of I/ONTAK (formerly E7777) (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of I/ONTAK from Eisai and other related assets owned by Dr. Reddy's. Citius's exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Dr. Reddy's received a $40 million upfront payment and is entitled to up to an aggregate of $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to an aggregate of $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls (CMC) activities through the filing of a BLA for I/ONTAK with the FDA. Citius will be responsible for development costs associated with potential additional indications.

RESULTS OF OPERATIONS

Three months ended December 31, 2021 compared with the three months ended December 31, 2020

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Revenues	$—	$—

Operating expenses:
Research and development	5,457,849	6,191,179
General and administrative	2,896,749	1,688,664
Stock-based compensation expense	904,604	276,582
Total operating expenses	9,259,202	8,156,425

Operating loss	(9,259,202)	(8,156,425)
Interest income	33,982	13,484
Interest expense	—	(3,968)
Net loss	$(9,225,220)	$(8,146,909)

Revenues

We did not generate any revenues for the three months ended December 31, 2021 or 2020.

Research and Development Expenses

For the three months ended December 31, 2021, research and development expenses were $5,457,849 as compared to $6,191,179 during the three months ended December 31, 2020, a decrease of $733,330.

Research and development costs for Mino-Lok® increased by $256,000 to $975,653 for the three months ended December 31, 2021 as compared to $719,653 for the three months ended December 31, 2020 due to the initiation of post-mixing, in-solution stability studies.

Research and development costs for our Halo-Lido product candidate increased by $766,703 to $997,577 for the three months ended December 31, 2021 as compared to $230,874 for the three months ended December 31, 2020 due to an increase in the costs of our clinical trials.

Research and development costs for our Mino-Wrap product candidate were $68,273 for the three months ended December 31, 2021 as compared to $237 during the three months ended December 31, 2020, an increase of $68,036. The increase was due to measuring the stability of minocycline in the wrap.

During the three months ended December 31, 2021, research and development costs for our proposed novel cellular therapy for ARDS decreased by $4,761,864 to $478,551 as compared to $5,240,415 for the three months ended December 31, 2020. We expensed the $5,000,000 license fee paid to Novellus during the three months ended December 31, 2020.

Research and development costs for our recently licensed I/ONTAK product candidate was $2,937,795 during the three months ended December 31, 2021.

We expect that research and development expenses will continue to increase in fiscal 2022 as we continue to focus on our Phase 3 trials for Mino-Lok® and I/ONTAK, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the three months ended December 31, 2021, general and administrative expenses were $2,896,749 as compared to $1,688,664 during the three months ended December 31, 2020. General and administrative expenses increased by $1,208,085 in comparison with the prior period. The primary reason for the increase was additional compensation costs for new employees and performance bonuses. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2021, stock-based compensation expense was $904,604 as compared to $276,582 for the three months ended December 31, 2020. For the three months ended December 31, 2021, stock-based compensation includes $33,833 in expense for the NoveCite stock option plan that was adopted in November 2020 as compared to $12,556 for the three months ended December 31, 2020. Stock-based compensation expense for the most recently completed quarter increased by $628,022 in comparison to the prior period primarily due to new grants made to employees, directors and consultants.

Other Income (Expense)

Interest income for the three months ended December 31, 2021 was $33,982 as compared to interest income of $13,484 for the prior period. We have invested the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

There was no interest expense for the three months ended December 31, 2021 as compared to $3,968 in interest expense for the three months ended December 31, 2020. Interest expense was $4,563 for the three months ended December 31, 2020 on the notes payable – related parties that were repaid in June 2021. Interest expense was $405 for the three months ended December 31, 2020 on the Paycheck Protection Program loan that was forgiven in July 2021.

Net Loss

For the three months ended December 31, 2021, we incurred a net loss of $9,225,220 compared to a net loss for the three months ended December 31, 2020 of $8,146,909. The $1,078,311 increase in the net loss was primarily due to the increase of $1,208,085 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $9,225,220 for the three months ended December 31, 2021. At December 31, 2021, Citius had an accumulated deficit of $105,273,041. Citius’ net cash used in operations during the three months ended December 31, 2021 was $4,651,522.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $60,600,000 at December 31, 2021. At December 31, 2021, Citius had cash and cash equivalents of $65,421,424 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

Based on our cash and cash equivalents at December 31, 2021, we expect that we will have sufficient funds to continue our operations through March 2023. We expect to need to raise additional capital in the future to support our operations beyond March 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 as filed with the SEC.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2021, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2021, we issued 50,201 shares of our common stock to a consultant for media relations, public relations and investor relations services pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 10, 2022	By:	/s/ Myron Holubiak
Myron Holubiak
Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2022	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)