Form 10-Q
period 2022-03-31
Citius Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 10, 2022, there were 146,129,630 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$55,756,232	$70,072,946
Prepaid expenses	2,503,109	2,741,404
Total Current Assets	58,259,341	72,814,350

Property and equipment, net	5,562	7,023

Operating lease right-of-use asset, net	736,209	822,828

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$127,785,970	$142,429,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,705,128	$1,277,095
Accrued expenses	1,336,629	621,960
Accrued compensation	793,250	1,906,000
Operating lease liability	186,916	177,237
Total Current Liabilities	4,021,923	3,982,292

Deferred tax liability	4,985,800	4,985,800
Operating lease liability – non current	582,302	678,234
Total Liabilities	9,590,025	9,646,326

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 146,129,630 and 145,979,429 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	146,129	145,979
Additional paid-in capital	230,283,531	228,084,195
Accumulated deficit	(112,834,095)	(96,047,821)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	117,595,565	132,182,353
Non-controlling interest	600,380	600,380
Total Equity	118,195,945	132,782,733

Total Liabilities and Equity	$127,785,970	$142,429,059

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	3,452,210	1,551,341	8,910,059	7,742,520
General and administrative	3,117,417	2,293,517	6,014,166	3,982,181
Stock-based compensation – general and administrative	1,020,998	342,962	1,925,602	619,544
Total Operating Expenses	7,590,625	4,187,820	16,849,827	12,344,245

Operating Loss	(7,590,625)	(4,187,820)	(16,849,827)	(12,344,245)

Other Income (Expense)
Interest income	29,571	69,327	63,553	82,811
Interest expense	—	(3,939)	—	(7,907)
Total Other Income, Net	29,571	65,388	63,553	74,904

Net Loss	$(7,561,054)	$(4,122,432)	$(16,786,274)	$(12,269,341)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.04)	$(0.11)	$(0.16)

Weighted Average Common Shares Outstanding
Basic and diluted	146,041,852	95,997,427	146,026,847	75,565,121

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	50,201	50	95,834	—	95,884	—	95,884
Stock-based compensation expense	—	—	—	904,604	—	904,604	—	904,604
Net loss	—	—	—	—	(9,225,220)	(9,225,220)	—	(9,225,220)
Balance, December 31, 2021	—	146,029,630	146,029	229,084,633	(105,273,041)	123,957,621	600,380	124,558,001
Issuance of common stock for services	—	100,000	100	177,900	—	178,000	—	178,000
Stock-based compensation expense	—	—	—	1,020,998	—	1,020,998	—	1,020,998
Net loss	—	—	—	—	(7,561,054)	(7,561,054)	—	(7,561,054)
Balance, March 31, 2022	$—	146,129,630	$146,129	$230,283,531	$(112,834,095)	$117,595,565	$600,380	$118,195,945

Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Stock-based compensation expense	—	—	—	276,582	—	276,582	—	276,582
Net loss	—	—	—	—	(8,146,909)	(8,146,909)	—	(8,146,909)
Balance, December 31, 2020	—	55,576,996	55,577	106,285,180	(81,140,296)	25,200,461	600,380	25,800,841
Issuance of common stock in private placement offering, net of costs of $1,549,602	—	15,455,960	15,456	18,434,954	—	18,450,410	—	18,450,410
Issuance of common stock in registered direct offering, net of costs of $5,520,160	—	50,830,566	50,830	70,929,012	—	70,979,842	—	70,979,842
Issuance of common stock upon exercise of warrants	—	12,787,697	12,788	14,229,755	—	14,242,543	—	14,242,543
Issuance of common stock for services	—	50,000	50	67,950	—	68,000	—	68,000
Stock-based compensation expense	—	—	—	342,962	—	342,962	—	342,962
Net loss	—	—	—	—	(4,122,432)	(4,122,432)	—	(4,122,432)
Balance, March 31, 2021	$—	134,701,219	$134,701	$210,289,813	$(85,262,728)	$125,161,786	$600,380	$125,762,166

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(16,786,274)	$(12,269,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,925,602	619,544
Issuance of common stock for services	273,884	68,000
Amortization of operating lease right-of-use asset	86,619	80,112
Depreciation	1,461	305
Changes in operating assets and liabilities:
Prepaid expenses	238,295	(1,154,792)
Deposits	—	19,031
Accounts payable	428,033	(723,358)
Accrued expenses	714,669	76,570
Accrued compensation	(1,112,750)	(482,544)
Accrued interest	—	7,907
Operating lease liability	(86,253)	(77,315)
Net Cash Used In Operating Activities	(14,316,714)	(13,835,881)

Cash Flows From Financing Activities:
Proceeds from sale of NoveCite, Inc. common stock	—	500
Net proceeds from private placement	—	18,450,410
Net proceeds from registered direct offering	—	70,979,842
Net proceeds from common stock warrant exercises	—	14,242,543
Net Cash Provided By Financing Activities	—	103,673,295

Net Change in Cash and Cash Equivalents	(14,316,714)	89,837,414
Cash and Cash Equivalents - Beginning of Period	70,072,946	13,859,748
Cash and Cash Equivalents - End of Period	$55,756,232	$103,697,162

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

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

In-process research and development (“IPR&D”) consists of (i) the $19,400,000 acquisition value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and (ii) the $40,000,000 acquisition value of the exclusive license for I/ONTAK (denileukin diftitox), which is a late-stage oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma, and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2022, and the results of its operations and cash flows for the three and six month periods ended March 31, 2022 and 2021. The operating results for the three and six month periods ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

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

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $14,316,714 for the six months ended March 31, 2022. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $54,200,000 at March 31, 2022. The Company estimates that its available cash resources will be sufficient to fund its operations through March 2023.

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

Under the license agreement, the Company paid an annual maintenance fee of $60,000 and $45,000 in January 2022 and 2021, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

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

On October 6, 2020, our subsidiary, NoveCite, exercised the option and signed an exclusive license agreement with Novellus. Upon execution of the agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense in the three-month period ended December 31, 2020, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the stock subscription agreement between Novellus and NoveCite, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

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

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of I/ONTAK from Eisai Co., Ltd. ("Eisai") and other related assets owned by Dr. Reddy's. Citius's exclusive license includes rights to develop and commercialize I/ONTAK in all markets except for Japan and certain parts of Asia. Additionally, Citius retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Citius paid a $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to an aggregate of $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to an aggregate of $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to an aggregate of $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

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

Also under the agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

4. NOTES PAYABLE

Notes Payable – Related Parties

Prior to June 31, 2021, we had outstanding notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our then Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with a principal balance of $104,000 accrued interest at the prime rate plus 1.0% per annum and notes with a principal balance of $68,970 accrued interest at 12% per annum.

In June 2021, we repaid the $172,970 principal balance of these notes and paid accrued interest of $38,917. Accrued interest of $59,917 was forgiven and was recorded as other income in the year ended September 30, 2021.

Interest expense on notes payable – related parties was $3,533 and $7,096 for the three and six months ended March 31, 2021, respectively.

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

On March 21, 2022, the Company issued 100,000 shares of common stock for media, public and investor relations services and expensed the $178,000 fair value of the common stock issued.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors and consultants. As of March 31, 2022, options to purchase 855,171 shares were outstanding and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 common shares for issuance to employees, directors and consultants. As of March 31, 2022, options to purchase 1,820,000 shares were outstanding.

On February 10, 2020, our stockholders approved the 2020 Stock Plan and we reserved 3,110,000 common shares for issuance to employees, directors, and consultants. As of March 31, 2022, options to purchase 1,870,000 shares were outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

On May 24, 2021, our stockholders approved the 2021 Stock Plan and we reserved 8,740,000 shares for issuance to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of March 31, 2022, options to purchase 4,775,000 shares were outstanding and there were 3,965,000 shares available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite Stock Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2021	5,755,171	$2.13	8.02 years	$3,589,392
Granted	3,565,000	1.98
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2022	9,320,171	$2.07	8.30 years	$2,748,165

Exercisable at March 31, 2022	3,555,534	$2.50	6.74 years	$1,766,476

On October 11, 2021, the Board of Directors granted options to purchase 2,515,000 shares to employees, 375,000 shares to directors and 175,000 shares to consultants at $2.04 per share. On November 1, 2021, the Board of Directors granted options to purchase 200,000 shares to an employee at $1.87 per share. During January and February 2022, options to purchase 300,000 shares were granted to three new employees at exercise prices ranging from $1.44 to $1.49 per share. The weighted average grant date fair value of the options granted during the six months ended March 31, 2022 was estimated at $1.69 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

On October 6, 2020, the Board of Directors granted stock options to purchase a total of 800,000 shares to employees, 175,000 shares to directors and 125,000 shares to consultants at $1.01 per share. On February 16, 2021, the Board of Directors granted stock options to purchase a total of 125,000 shares to directors at $1.69 per share. The weighted average grant date fair value of the options granted during the six months ended March 31, 2021 was estimated at $0.93 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $1,020,998 (including $33,333 for the NoveCite Stock Plan) and $342,962 (including $18,833 for the NoveCite Stock Plan), respectively. Stock-based compensation expense for the six months ended March 31, 2022 and 2021 was $1,925,602 (including $66,666 for the NoveCite Stock Plan) and $619,544 (including $31,389 for the NoveCite Stock Plan), respectively.

At March 31, 2022, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $7,151,673 is expected to be recognized over a weighted average period of 2.3 years.

On November 5, 2020, the stockholders of NoveCite, approved NoveCite’s Stock Plan and we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of March 31, 2022, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no shares available for future grants.

As of March 31, 2022, NoveCite has options outstanding to purchase 2,000,000 common shares at a weighted average exercise price of $0.24 per share, of which 376,665 are exercisable. All of these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 8.9 years. At March 31, 2022, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $249,778 is expected to be recognized over a weighted average period of 1.9 years.

Warrants

As of March 31, 2022, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Date
LMB Warrants	$7.50	5,795	April 29, 2022
2017 Public Offering Investors	4.13	1,622,989	August 2, 2022
2017 Public Offering Underwriter	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investors	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Offering Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Private Placement Offering Investors	1.23	3,091,192	July 27, 2026
January 2021 Private Placement Offering Agent	1.62	351,623	July 27, 2026
February 2021 Registered Direct Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Registered Direct Offering Agent	1.88	2,506,396	February 19, 2026
		40,020,213

At March 31, 2022, the weighted average remaining life of the outstanding warrants is 3.3 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $11,206,022.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2022 is as follows:

Stock plan options outstanding	9,320,171
Stock plan shares available for future grants	3,965,000
Warrants outstanding	40,020,213
Total	53,305,384

6. RELATED PARTY TRANSACTIONS

The Company had outstanding debt due to Leonard Mazur (Chairman of the Board) and Myron Holubiak (then Chief Executive Officer) (see Note 4).

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Operating lease cost	$119,411	$119,412
Variable lease cost	—	194
Total lease cost	119,411	$119,606

Other information
Weighted-average remaining lease term - operating leases	3.6 Years	4.6 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of March 31, 2022 is as follows:

Year Ending September 30,	March 31, 2022
2022 (excluding the 6 months ended March 31, 2022)	$120,260
2023	244,165
2024	249,024
2025	253,883
2026	21,460
Total lease payments	888,792
Less: interest	(119,574)
Present value of lease liabilities	$769,218

Leases	Classification	March 31, 2022	September 30, 2021
Assets
Lease asset	Operating	$736,209	$822,828
Total lease assets		$736,209	$822,828

Liabilities
Current	Operating	$186,916	$177,237
Non-current	Operating	582,302	678,234
Total lease liabilities		$769,218	$855,471

Interest expense on the lease liability was $32,792 and $39,300 for the six months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2022 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

Historical Background

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a late-stage biopharmaceutical company developing and commercializing first-in-class critical care products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary and on March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. On August 23, 2021, we formed Citius Acquisition Corp., as a wholly-owned subsidiary, but no activity has occurred to date.

Through March 31, 2022, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital.

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

Under the license agreement, we paid a nonrefundable upfront payment of $125,000. We paid annual maintenance fees of $60,000 and $45,000 in January 2022 and 2021, respectively. The annual maintenance fee increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution and maintenance of all patents.

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

I/ONTAK - In September 2021 the Company announced that it had entered into a definitive agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy's”) to acquire its exclusive license of I/ONTAK (formerly E7777) (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of I/ONTAK from Eisai Co., Ltd. (“Eisai”) and other related assets owned by Dr. Reddy's. Citius's exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Dr. Reddy's received a $40 million upfront payment and is entitled to up to an aggregate of $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to an aggregate of $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls (CMC) activities through the filing of a biologics license application (“BLA”) for I/ONTAK with the FDA. Citius will be responsible for development costs associated with potential additional indications.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$—	$—

Operating expenses:
Research and development	3,452,210	1,551,341
General and administrative	3,117,417	2,293,517
Stock-based compensation expense	1,020,998	342,962
Total operating expenses	7,590,625	4,187,820

Operating loss	(7,590,625)	(4,187,820)
Interest income	29,571	69,327
Interest expense	—	(3,939)
Net loss	$(7,561,054)	$(4,122,432)

Revenues

We did not generate any revenues for the three months ended March 31, 2022 or 2021.

Research and Development Expenses

For the three months ended March 31, 2022, research and development expenses were $3,452,210 as compared to $1,551,341 during the three months ended March 31, 2021, an increase of $1,900,869.

Research and development costs for Mino-Lok® decreased by $203,699 to $906,632 for the three months ended March 31, 2022 as compared to $1,110,331 for the three months ended March 31, 2021 due primarily to increased costs related to catheter integrity testing incurred in the three months ended March 31, 2021.

Research and development costs for our Halo-Lido product candidate increased by $461,201 to $703,900 for the three months ended March 31, 2022 as compared to $242,699 for the three months ended March 31, 2021 due to start-up costs associated with the Phase 2b trial which is expected to begin in the quarter ending June 30, 2022. . On February 15, 2022, Citius announced that the FDA issued a Study May Proceed Letter for our Phase 2b Halo-Lido study.

Research and development costs for our I/ONTAK product candidate, which we in-licensed in September 2021, was $1,582,571 during the three months ended March 31, 2022. On April 6, 2022, Citius announced the topline results from the pivotal Phase 3 trial and based on this data, Citius anticipates filing a BLA with the FDA in the second half of 2022.

We expect that research and development expenses will continue to increase in fiscal 2022 as we continue to focus on our Phase 3 trials for Mino-Lok® and I/ONTAK, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expenses were $3,117,417 as compared to $2,293,517 during the three months ended March 31, 2021. General and administrative expenses increased by $823,900 in comparison with the prior period. The primary reasons for the increase were additional compensation costs for new employees, increased investor relations costs and additional insurance expense. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2022, stock-based compensation expense was $1,020,998 as compared to $342,962 for the three months ended March 31, 2021. For the three months ended March 31, 2022, stock-based compensation includes $33,333 in expense for the NoveCite stock option plan that was adopted in November 2020 as compared to $18,833 for the three months ended March 31, 2021. Stock-based compensation expense for the most recently completed quarter increased by $678,036 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income (Expense)

Interest income for the three months ended March 31, 2022 was $29,571 as compared to interest income of $69,327 for the prior period. We have invested the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

There was no interest expense for the three months ended March 31, 2022 as compared to $3,939 in interest expense for the three months ended March 31, 2021. Interest expense was $3,533 for the three months ended March 31, 2021 on the notes payable – related parties that were repaid in full in June 2021. Interest expense was $406 for the three months ended March 31, 2021 on the Paycheck Protection Program loan that was forgiven in July 2021.

Net Loss

For the three months ended March 31, 2022, we incurred a net loss of $7,561,054 compared to a net loss for the three months ended March 31, 2021 of $4,122,432. The $3,438,622 increase in the net loss was primarily due to the increase of $1,900,869 increase in research and development expenses and the $823,900 increase in general and administrative expenses.

Six months ended March 31, 2022 compared with the six months ended March 31, 2021

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Revenues	$—	$—

Operating expenses:
Research and development	8,910,059	7,742,520
General and administrative	6,014,166	3.982,181
Stock-based compensation expense	1,925,602	619,544
Total operating expenses	16,849,827	12,344,245

Operating loss	(16,849,827)	(12,344,245)
Interest income	63,553	82,811
Interest expense	—	(7,907)
Net loss	$(16,786,274)	$(12,269,341)

Revenues

We did not generate any revenues for the six months ended March 31, 2022 or 2021.

Research and Development Expenses

For the six months ended March 31, 2022, research and development expenses were $8,910,059 as compared to $7,742,520 during the six months ended March 31, 2021, an increase of $1,167,539.

Research and development costs for our Halo-Lido product candidate increased by $1,227,904 to $1,701,477 for the six months ended March 31, 2022 as compared to $473,573 for the six months ended March 31, 2021 due to start-up costs associated with the Phase 2b trial which is expected to begin in the quarter ending June 30, 2022. On February 15, 2022, Citius announced that the FDA issued a Study May Proceed Letter for our Phase 2b Halo-Lido study.

During the six months ended March 31, 2022, research and development costs for our proposed novel cellular therapy for ARDS decreased by $4,731,973 to $651,753 as compared to $5,383,726 for the six months ended March 31, 2021. We expensed the $5,000,000 license fee paid to Novellus during the six months ended March 31, 2021.

Research and development costs for our I/ONTAK product candidate, which we in-licensed in September 2021, was $4,520,366 during the six months ended March 31, 2022. On April 6, 2022, Citius announced the topline results from the pivotal Phase 3 trial and based on this data, Citius anticipates filing a BLA with the FDA in the second half of 2022.

We expect that research and development expenses will continue to increase in fiscal 2022 as we continue to focus on our Phase 3 trials for Mino-Lok® and I/ONTAK, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the six months ended March 31, 2022, general and administrative expenses were $6,014,166 as compared to $3,982,181 during the six months ended March 31, 2021. General and administrative expenses increased by $2,031,985 in comparison with the prior period. The primary reasons for the increase were additional compensation costs for new employees, increased investor relations costs and additional insurance expense. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2022, stock-based compensation expense was $1,925,602 as compared to $619,544 for the six months ended March 31, 2021. For the six months ended March 31, 2022, stock-based compensation includes $66,666 in expense for the NoveCite stock option plan that was adopted in November 2020 as compared to $31,389 for the six months ended March 31, 2021. Stock-based compensation expense for the most recently completed quarter increased by $1,306,058 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income (Expense)

Interest income for the six months ended March 31, 2022 was $63,553 as compared to interest income of $82,811 for the prior period. We have invested the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

There was no interest expense for the six months ended March 31, 2022 as compared to $7,907 in interest expense for the six months ended March 31, 2021. Interest expense was $7,096 for the six months ended March 31, 2021 on the notes payable – related parties that were repaid in full in June 2021. Interest expense was $811 for the six months ended March 31, 2021 on the Paycheck Protection Program loan that was forgiven in July 2021.

Net Loss

For the six months ended March 31, 2022, we incurred a net loss of $16,786,274 compared to a net loss for the six months ended March 31, 2021 of $12,269,341. The $4,516,933 increase in the net loss was primarily due to the increase of $1,167,539 in research and development expenses and the increase of $2,031,985 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $16,786,274 for the six months ended March 31, 2022. At March 31, 2022, Citius had an accumulated deficit of $112,834,095. Citius’ net cash used in operations during the six months ended March 31, 2022 was $14,316,714.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $54,200,000 at March 31, 2022. At March 31, 2022, Citius had cash and cash equivalents of $55,756,232 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

Based on our cash and cash equivalents at March 31, 2022, we expect that we will have sufficient funds to continue our operations through March 2023. We expect to need to raise additional capital in the future to support our operations beyond March 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2022, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2022, we issued 100,000 shares of our common stock to a consultant for investor relations services pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., dated April 12, 2022 and effective May 1, 2022. *

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 12, 2022	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)