Form 10-Q
period 2022-06-30
Citius Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 10, 2022, there were 146,129,630 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$48,044,194	$70,072,946
Prepaid expenses	2,790,319	2,741,404
Total Current Assets	50,834,513	72,814,350

Property and equipment, net	4,831	7,023

Operating lease right-of-use asset, net	691,593	822,828

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$120,315,795	$142,429,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,690,520	$1,277,095
Accrued expenses	1,301,199	621,960
Accrued compensation	1,277,501	1,906,000
Operating lease liability	191,902	177,237
Total Current Liabilities	4,461,122	3,982,292

Deferred tax liability	4,985,800	4,985,800
Operating lease liability – noncurrent	532,883	678,234
Total Liabilities	9,979,805	9,646,326

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 146,129,630 and 145,979,429 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	146,129	145,979
Additional paid-in capital	231,287,208	228,084,195
Accumulated deficit	(121,697,727)	(96,047,821)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	109,735,610	132,182,353
Non-controlling interest	600,380	600,380
Total Equity	110,335,990	132,782,733

Total Liabilities and Equity	$120,315,795	$142,429,059

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	4,888,192	2,203,748	13,798,251	9,946,268
General and administrative	3,024,783	3,407,088	9,038,949	7,389,269
Stock-based compensation – general and administrative	1,003,677	373,570	2,929,279	993,114
Total Operating Expenses	8,916,652	5,984,406	25,766,479	18,328,651

Operating Loss	(8,916,652)	(5,984,406)	(25,766,479)	(18,328,651)

Other Income (Expense)
Interest income	53,020	103,413	116,573	186,224
Other income	—	59,917	—	59,917
Interest expense	—	(2,932)	—	(10,839)
Total Other Income, Net	53,020	160,398	116,573	235,302

Net Loss	(8,863,632)	(5,824,008)	(25,649,906)	(18,093,349)
Deemed dividend on warrant extension	—	1,450,876	—	1,450,876

Net Loss Applicable to Common Stockholders	$(8,863,632)	$(7,274,884)	$(25,649,906)	$(19,544,225)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(0.06)	$(0.05)	$(0.18)	$(0.20)

Weighted Average Common Shares Outstanding
Basic and diluted	146,129,630	137,151,269	146,061,108	96,002,039

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	50,201	50	95,834	—	95,884	—	95,884
Stock-based compensation expense	—	—	—	904,604	—	904,604	—	904,604
Net loss	—	—	—	—	(9,225,220)	(9,225,220)	—	(9,225,220)
Balance, December 31, 2021	—	146,029,630	146,029	229,084,633	(105,273,041)	123,957,621	600,380	124,558,001
Issuance of common stock for services	—	100,000	100	177,900	—	178,000	—	178,000
Stock-based compensation expense	—	—	—	1,020,998	—	1,020,998	—	1,020,998
Net loss	—	—	—	—	(7,561,054)	(7,561,054)	—	(7,561,054)
Balance, March 31, 2022	—	146,129,630	146,129	230,283,531	(112,834,095)	117,595,565	600,380	118,195,945
Stock-based compensation expense	—	—	—	1,003,677	—	1,003,677	—	1,003,677
Net loss	—	—	—	—	(8,863,632)	(8,863,632)	—	(8,863,632)
Balance, June 30, 2022	$—	146,129,630	$146,129	$231,287,208	$(121,697,727)	$109,735,610	$600,380	$110,335,990

Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Stock-based compensation expense	—	—	—	276,582	—	276,582	—	276,582
Net loss	—	—	—	—	(8,146,909)	(8,146,909)	—	(8,146,909)
Balance, December 31, 2020	—	55,576,996	55,577	106,285,180	(81,140,296)	25,200,461	600,380	25,800,841
Issuance of common stock in private placement offering, net of costs of $1,549,602	—	15,455,960	15,456	18,434,954	—	18,450,410	—	18,450,410
Issuance of common stock in registered direct offering, net of costs of $5,520,160	—	50,830,566	50,830	70,929,012	—	70,979,842	—	70,979,842
Issuance of common stock upon exercise of warrants	—	12,787,697	12,788	14,229,755	—	14,242,543	—	14,242,543
Issuance of common stock for services	—	50,000	50	67,950	—	68,000	—	68,000
Stock-based compensation expense	—	—	—	342,962	—	342,962	—	342,962
Net loss	—	—	—	—	(4,122,432)	(4,122,432)	—	(4,122,432)
Balance, March 31, 2021	—	134,701,219	134,701	210,289,813	(85,262,728)	125,161,786	600,380	125,762,166
Issuance of common stock upon exercise of warrants	—	11,208,210	11,208	16,876,383	—	16,887,591	—	16,887,591
Issuance of common stock upon exercise of stock options	—	70,000	70	82,564	—	82,634	—	82,634
Stock-based compensation expense	—	—	—	373,570	—	373,570	—	373,570
Net loss	—	—	—	—	(5,824,008)	(5,824,008)	—	(5,824,008)
Balance, June 30, 2021	$—	145,979,429	$145,979	$227,622,330	$(91,086,736)	$136,681,573	$600,380	$137,281,953

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(25,649,906)	$(18,093,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,929,279	993,114
Issuance of common stock for services	273,884	68,000
Amortization of operating lease right-of-use asset	131,235	121,339
Depreciation	2,192	761
Changes in operating assets and liabilities:
Prepaid expenses	(48,915)	(1,149,158)
Deposits	—	19,031
Accounts payable	413,425	(501,571)
Accrued expenses	679,239	202,696
Accrued compensation	(628,499)	(115,106)
Accrued interest	—	(87,996)
Operating lease liability	(130,686)	(117,145)
Net Cash Used In Operating Activities	(22,028,752)	(18,659,384)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(6,938)
Net Cash Used In Investing Activities	—	(6,938)

Cash Flows From Financing Activities:
Principal paid on notes payable – related parties	—	(172,970)
Proceeds from sale of NoveCite, Inc. common stock	—	500
Net proceeds from private placement	—	18,450,410
Net proceeds from registered direct offering	—	70,979,842
Net proceeds from common stock warrant exercises	—	31,130,134
Net proceeds from common stock option exercises	—	82,634
Net Cash Provided By Financing Activities	—	120,470,550

Net Change in Cash and Cash Equivalents	(22,028,752)	101,804,228
Cash and Cash Equivalents - Beginning of Period	70,072,946	13,859,748
Cash and Cash Equivalents - End of Period	$48,044,194	$115,663,976

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

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

On August 23, 2021, we formed Citius Acquisition Corp., as a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK (formerly E7777). Citius Acquisition Corp. was inactive until April 1, 2022 when it assumed the development of I/ONTAK.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2022, and the results of its operations and cash flows for the three and nine month periods ended June 30, 2022 and 2021. The operating results for the three- and nine-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission.

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

Basic and Diluted Net Loss per Common Share — Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock options and warrants, were not included in the calculation of the diluted loss per share because they were anti-dilutive.

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

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $22,028,752 for the nine months ended June 30, 2022. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $46,400,000 at June 30, 2022. The Company estimates that its available cash resources will be sufficient to fund its operations through August 2023.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. The Company’s continued operations beyond August 2023, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido, NoveCite and I/ONTAK, will depend on its ability to obtain regulatory approval to market Mino-Lok and/or I/ONTAK and generate substantial revenue from the sale of Mino-Lok and/or I/ONTAK and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization or future sales of Mino-Lok or I/ONTAK or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok or I/ONTAK, there would be a material adverse effect on its business. Further, the Company expects to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee of $90,000 in June 2022 and 2021.

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

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7.0 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and up to an aggregate of $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for I/ONTAK for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for I/ONTAK. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls activities through the filing of a BLA for I/ONTAK with the FDA. Citius will be responsible for development costs associated with potential additional indications.

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

4. NOTES PAYABLE

Notes Payable – Related Parties

Prior to June 30, 2021, we had outstanding notes payable held by our Chairman, Leonard Mazur, in the amount of $160,470 and notes payable held by our then Chief Executive Officer, Myron Holubiak, in the amount of $12,500. Notes with a principal balance of $104,000 accrued interest at the prime rate plus 1.0% per annum and notes with a principal balance of $68,970 accrued interest at 12% per annum.

In June 2021, we repaid the $172,970 principal balance of these notes and paid accrued interest of $38,917. Accrued interest of $59,917 was forgiven and was recorded as other income in the three and nine months ended June 30, 2021.

Interest expense on notes payable – related parties was $2,509 and $9,605 for the three and nine months ended June 30, 2021, respectively.

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

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors and consultants. As of June 30, 2022, options to purchase 855,171 shares were outstanding and no shares remain available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 common shares for issuance to employees, directors and consultants. As of June 30, 2022, options to purchase 1,820,000 shares were outstanding and no shares remain available for future grants.

On February 10, 2020, our stockholders approved the 2020 Stock Plan and we reserved 3,110,000 common shares for issuance to employees, directors, and consultants. As of June 30, 2022, options to purchase 1,870,000 shares were outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

On May 24, 2021, our stockholders approved the 2021 Stock Plan and we reserved 8,740,000 shares for issuance to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of June 30, 2022, options to purchase 4,855,000 shares were outstanding and there were 3,885,000 shares available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite Stock Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2021	5,755,171	$2.13	8.02 years	$3,589,392
Granted	3,645,000	1.97
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2022	9,400,171	$2.07	8.06 years	$302,939

Exercisable at June 30, 2022	3,675,742	$2.48	6.56 years	$236,478

On October 11, 2021, the Board of Directors granted options to purchase 2,515,000 shares to employees, 375,000 shares to directors and 175,000 shares to consultants at $2.04 per share. On November 1, 2021, the Board of Directors granted options to purchase 200,000 shares to an employee at $1.87 per share. During January and February 2022, options to purchase 300,000 shares were granted to three new employees at exercise prices ranging from $1.44 to $1.49 per share. In April and June 2022, options to purchase 80,000 shares were granted to two new employees at exercise prices ranging from $0.90 to $1.47 per share. The weighted average grant date fair value of the options granted during the nine months ended June 30, 2022 was estimated at $1.67 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

On October 6, 2020, the Board of Directors granted stock options to purchase a total of 800,000 shares to employees, 175,000 shares to directors and 125,000 shares to consultants at $1.01 per share. On February 16, 2021, the Board of Directors granted stock options to purchase a total of 125,000 shares to directors at $1.69 per share. On June 10, 2021, the Board of Directors granted stock options to purchase 100,000 shares to employees and 10,000 shares to a consultant at $2.50 per share. The weighted average grant date fair value of the options granted during the nine months ended June 30, 2021 was estimated at $1.03 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $1,003,677 (including $33,333 for the NoveCite Stock Plan) and $373,570 (including $18,833 for the NoveCite Stock Plan), respectively. Stock-based compensation expense for the nine months ended June 30, 2022 and 2021 was $2,929,279 (including $99,999 for the NoveCite Stock Plan) and $993,114 (including $50,222 for the NoveCite Stock Plan), respectively.

At June 30, 2022, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $6,261,023 is expected to be recognized over a weighted average period of 2.1 years.

On November 5, 2020, the stockholders of NoveCite, approved NoveCite’s Stock Plan and we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of June 30, 2022, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no shares available for future grants.

As of June 30, 2022, NoveCite has options outstanding to purchase 2,000,000 common shares at a weighted average exercise price of $0.24 per share, of which 376,665 are exercisable. All of these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 8.7 years. At June 30, 2022, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $216,444 is expected to be recognized over a weighted average period of 1.7 years.

Warrants

As of June 30, 2022, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Date
2017 Public Offering Investors	$4.13	1,622,989	August 8, 2022
2017 Public Offering Underwriter	4.54	65,940	February 2, 2023
December 2017 Registered Direct/Private Placement Offering Investors	4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Offering Placement Agent	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Offering Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Offering Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Offering Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Offering Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Private Placement Offering Investors	1.23	3,091,192	July 27, 2026
January 2021 Private Placement Offering Agent	1.62	351,623	July 27, 2026
February 2021 Registered Direct Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Registered Direct Offering Agent	1.88	2,506,396	February 19, 2026
		40,014,418

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

At June 30, 2022, the weighted average remaining life of the outstanding warrants is 3.0 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $418,995.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2022 is as follows:

Stock plan options outstanding	9,400,171
Stock plan shares available for future grants	3,885,000
Warrants outstanding	40,014,418
Total	53,299,589

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

7. OPERATING LEASE

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius pays its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are considered to be variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Operating lease cost	$179,116	$179,118
Variable lease cost	772	194
Total lease cost	$179,888	$179,312

Other information
Weighted-average remaining lease term - operating leases	3.3 Years	4.3 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of June 30, 2022 is as follows:

Year Ending September 30,	June 30, 2022
2022 (excluding the 9 months ended June 30, 2022)	$60,737
2023	244,165
2024	249,024
2025	253,883
2026	21,460
Total lease payments	829,269
Less: interest	(104,484)
Present value of lease liabilities	$724,785

Leases	Classification	June 30, 2022	September 30, 2021
Assets
Lease asset	Operating	$691,593	$822,828
Total lease assets		$691,593	$822,828

Liabilities
Current	Operating	$191,902	$177,237
Non-current	Operating	532,883	678,234
Total lease liabilities		$724,785	$855,471

Interest expense on the lease liability was $47,881 and $57,779 for the nine months ended June 30, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2022 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

Historical Background

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a late-stage biopharmaceutical company developing and commercializing first-in-class critical care products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary and on March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. On August 23, 2021, we formed Citius Acquisition Corp., as a wholly-owned subsidiary. Citius Acquisition Corp. was inactive until April 1, 2022 when it assumed the development of I/ONTAK.

Through June 30, 2022, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital.

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited (“Licensor”) to develop and commercialize a stem cell therapy based on the Licensor’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. NoveCite paid a $5,000,000 license fee and issued 25% of its outstanding equity to the Licensor. We own the other 75% of NoveCite’s currently outstanding equity. If NoveCite issues additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus. In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). In that transaction, the stock subscription agreement between Novellus and NoveCite was amended to delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership.

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

Under the terms of this agreement, Citius acquired Dr. Reddy's exclusive license of I/ONTAK from Eisai Co., Ltd. (“Eisai”) and other related assets owned by Dr. Reddy's. Citius's exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Dr. Reddy's received a $40 million upfront payment and is entitled to up to an aggregate of $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to an aggregate of $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval). Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls activities through the filing of a biologics license application (“BLA”) for I/ONTAK with the FDA. Citius will be responsible for development costs associated with potential additional indications.

RESULTS OF OPERATIONS

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues	$—	$—

Operating expenses:
Research and development	4,888,192	2,203,748
General and administrative	3,024,783	3,407,088
Stock-based compensation expense	1,003,677	373,570
Total operating expenses	8,916,652	5,984,406

Operating loss	(8,916,652)	(5,984,406)
Interest income	53,020	103,413
Other income	—	59,917
Interest expense	—	(2,932)
Net loss	$(8,863,632)	(5,824,008)

Revenues

We did not generate any revenues for the three months ended June 30, 2022 or 2021.

Research and Development Expenses

For the three months ended June 30, 2022, research and development expenses were $4,888,192 as compared to $2,203,748 during the three months ended June 30, 2021, an increase of $2,684,444.

Research and development costs for Mino-Lok® increased by $180,167 to $1,334,134 for the three months ended June 30, 2022 as compared to $1,153,967 for the three months ended June 30, 2021 due primarily to increased costs associated with the addition of Biorasi, LLC ("Biorasi"), a global clinical research organization (CRO), to help expand the Company's Phase 3 Mino-Lok trial to additional sites outside the United States.

Research and development costs for our Halo-Lido product candidate increased by $413,295 to $517,802 for the three months ended June 30, 2022 as compared to $104,507 for the three months ended June 30, 2021 due to start-up costs associated with the Phase 2b trial which enrolled its first patient in April, 2022. On February 15, 2022, Citius announced that the FDA issued a Study May Proceed Letter for our Phase 2b Halo-Lido study.

Research and development costs for our I/ONTAK product candidate, which we in-licensed in September 2021, was $1,992,897 during the three months ended June 30, 2022. On April 6, 2022, Citius announced the topline results from the pivotal Phase 3 trial and based on this data, Citius anticipates filing a BLA with the FDA in the second half of 2022. On July 12, 2022, we announced that we held a Type B pre-BLA meeting with the FDA to discuss the content and acceptability of the anticipated BLA.

We expect that research and development expenses will continue to increase as we continue to focus on our Phase 3 trials for Mino-Lok® and I/ONTAK, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses were $3,024,783 as compared to $3,407,088 during the three months ended June 30, 2021. General and administrative expenses decreased by $382,305 in comparison with the prior period. The primary reasons for the decrease were reduced costs for performance bonuses. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2022, stock-based compensation expense was $1,003,677 as compared to $373,570 for the three months ended June 30, 2021. For the three months ended June 30, 2022, stock-based compensation includes $33,333 in expense for the NoveCite stock option plan that was adopted in November 2020 as compared to $18,833 for the three months ended June 30, 2021. Stock-based compensation expense for the most recently completed quarter increased by $630,17 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income (Expense)

Interest income for the three months ended June 30, 2022 was $53,020 as compared to interest income of $103,413 for the prior period. We have invested the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

Other income for the three months ended June 30, 2021 consists of $59,917 of accrued interest on notes payable – related parties that was forgiven in June 2021.

There was no interest expense for the three months ended June 30, 2022 as compared to $2,932 in interest expense for the three months ended June 30, 2021. Interest expense was $2,509 for the three months ended June 30, 2021 on the notes payable – related parties that were repaid in full in June 2021. Interest expense was $423 for the three months ended June 30, 2021 on the Paycheck Protection Program loan that was forgiven in July 2021.

Net Loss

For the three months ended June 30, 2022, we incurred a net loss of $8,863,632 compared to a net loss for the three months ended June 30, 2021 of $5,824,008. The $3,039,624 increase in the net loss was primarily due to the increase of $2,684,444 increase in research and development expenses.

Nine months ended June 30, 2022 compared with the nine months ended June 30, 2021

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Revenues	$—	$—

Operating expenses:
Research and development	13,798,251	9,946,268
General and administrative	9,038,949	7,389,269
Stock-based compensation expense	2,929,279	993,114
Total operating expenses	25,766,479	18,328,651

Operating loss	(25,766,479)	(18,328,651)
Interest income	116,573	186,224
Other income	—	59,917
Interest expense	—	(10,839)
Net loss	$(25,649,906)	$(18,093,349)

Revenues

We did not generate any revenues for the nine months ended June 30, 2022 or 2021.

Research and Development Expenses

For the nine months ended June 30, 2022, research and development expenses were $13,798,251 as compared to $9,946,268 during the nine months ended June 30, 2021, an increase of $3,851,983.

Research and development costs for Mino-Lok® increased by $232,468 to $3,216,419 for the nine months ended June 30, 2022 as compared to $2,983,951 for the nine months ended June 30, due primarily to increased costs associated with the addition of Biorasi to help expand the Company's Phase 3 Mino-Lok trial to additional sites outside the United States.

Research and development costs for our Halo-Lido product candidate increased by $1,641,199 to $2,219,279 for the nine months ended June 30, 2022 as compared to $578,080 for the nine months ended June 30, 2021 due to start-up costs associated with the Phase 2b trial which enrolled its first patient in April, 2022. On February 15, 2022, Citius announced that the FDA issued a Study May Proceed Letter for our Phase 2b Halo-Lido study.

During the nine months ended June 30, 2022, research and development costs for our proposed novel cellular therapy for ARDS decreased by $4,626,153 to $1,661,340 as compared to $6,287,493 for the nine months ended June 30, 2021. We expensed the $5,000,000 license fee paid to Novellus during the nine months ended June 30, 2021.

Research and development costs for our I/ONTAK product candidate, which we in-licensed in September 2021, was $6,513,262 during the nine months ended June 30, 2022. On April 6, 2022, Citius announced the topline results from the pivotal Phase 3 trial and based on this data, Citius anticipates filing a BLA with the FDA in the second half of 2022. On July 12, 2022, we announced that we held a Type B pre-BLA meeting with the FDA to discuss the content and acceptability of the anticipated BLA.

We expect that research and development expenses will continue to increase in fiscal 2022 as we continue to focus on our Phase 3 trials for Mino-Lok® and I/ONTAK, progress the Halo-Lido product candidate and continue our research and development efforts related to ARDS and Mino-Wrap.

General and Administrative Expenses

For the nine months ended June 30, 2022, general and administrative expenses were $9,038,949 as compared to $7,389,269 during the nine months ended June 30, 2021. General and administrative expenses increased by $1,649,680 in comparison with the prior period. The primary reasons for the increase were additional compensation costs for new employees, increased investor relations costs and additional insurance expense. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2022, stock-based compensation expense was $2,929,279 as compared to $993,114 for the nine months ended June 30, 2021. For the nine months ended June 30, 2022, stock-based compensation includes $99,999 in expense for the NoveCite stock option plan that was adopted in November 2020 as compared to $50,222 for the nine months ended June 30, 2021. Stock-based compensation expense for the most recently completed quarter increased by $1,936,165 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income (Expense)

Interest income for the nine months ended June 30, 2022 was $116,573 as compared to interest income of $186,224 for the prior period. We have invested the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

Other income for the nine months ended June 30, 2021 consists of $59,917 of accrued interest on notes payable – related parties that was forgiven in June 2021.

There was no interest expense for the nine months ended June 30, 2022 as compared to $10,839 in interest expense for the nine months ended June 30, 2021. Interest expense was $9,605 for the nine months ended June 30, 2021 on the notes payable – related parties that were repaid in full in June 2021. Interest expense was $1,234 for the nine months ended June 30, 2021 on the Paycheck Protection Program loan that was forgiven in July 2021.

Net Loss

For the nine months ended June 30, 2022, we incurred a net loss of $25,649,906 compared to a net loss for the nine months ended June 30, 2021 of $18,093,349. The $7,556,557 increase in the net loss was primarily due to the increase of $3,851,983 in research and development expenses, the increase of $1,649,680 in general and administrative expenses and the increase of $1,936,165 in stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $25,649,906 for the nine months ended June 30, 2022. At June 30, 2022, Citius had an accumulated deficit of $121,697,727. Citius’ net cash used in operations during the nine months ended June 30, 2022 was $22,028,752.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $46,400,000 at June 30, 2022. At June 30, 2022, Citius had cash and cash equivalents of $48,044,194 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

Based on our cash and cash equivalents at June 30, 2022, we expect that we will have sufficient funds to continue our operations through August 2023. We expect to need to raise additional capital in the future to support our operations beyond August 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2022, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CITIUS PHARMACEUTICALS, INC.

Date: August 11, 2022	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)