Form 10-K
period 2022-09-30
Citius Pharmaceuticals, Inc.
filed 2022-12-22
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2022) was approximately $240 million.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

146,211,130 shares as of December 15, 2022, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on February 7, 2023 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2022

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	the cost, timing, and results of our pre-clinical and clinical trials;

●	our ability to raise funds for general corporate purposes and operations, including our pre-clinical and clinical trials;

●	our ability to apply for, obtain and maintain required regulatory approvals for our product candidates;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	We need to secure additional financing in the near future to complete the development of our current product candidates and support our operations. If we fail to raise additional funds, our operations and business will be significantly adversely affected.

●	The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok Phase 3 trial and may materially and adversely affect our clinical trial operations in the future, which could increase our operating expenses and the length of time to complete the Mino-Lok Phase 3 trial and any/or other trial and have a material adverse effect on our financial results.

●	We cannot assure you that we will receive the approvals necessary to commercialize for sale any product candidates we are currently developing or that we may acquire or seek to develop in the future. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business by leaving us without saleable products, and therefore without any potential sources of revenues.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

●	If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, and thereby not be able to use existing, publicly available third-party data regarding components of Mino-Lok or Halo-Lido, or if we are required to generate additional data related to safety and efficacy in order to obtain approval of Mino-Lok or Halo-Lido under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines. Such a development would be costly and time consuming and adversely impact our operations and financial condition.

●	Because our NoveCite product candidate is based on novel mesenchymal stem cell technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

●	NoveCite has assumed that the biological capabilities of iPSCs and adult-donor derived cells are likely to be comparable. If it is discovered that this assumption is incorrect, the NoveCite product candidate research and development activities could be harmed.

●	The proposed spinoff of our I/ONTAK asset is dependent on final approval from the Citius Board of Directors, market conditions, regulatory approvals, and SEC filings. Consequently, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

●	Currently, we do not have any sales, marketing, or distribution capabilities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us.

●	Physicians and patients might not accept and use any of our product candidates for which regulatory approval is obtained.

●	Our ability to commercialize our product candidates will depend in part on the extent to which reimbursement will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other healthcare payers. Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We are and will be dependent on third-party contract research organizations to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for any of our product candidates.

●	We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers.

●	We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

●	We share some directors, officers, and research staff with NoveCite. The dual roles of our employees, officers and directors who also serve in similar roles with NoveCite could create a conflict of interest, which could expose us to claims by our investors and creditors and could harm our results of operations.

●	Our future success, competitive position and revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

●	If we fail to meet the continued listing requirements of Nasdaq it could result in a delisting of our common stock. We have twice failed to meet the listing standards, most recently between April 2020 and July 2020, but regained compliance. However, we cannot assure our future compliance with Nasdaq’s listing requirements.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock. As of September 30, 2022, there were 146,211,130 shares of common stock outstanding, 38,325,489 shares underlying warrants and 9,400,171 shares underlying options.

●	Under our Certificate of Incorporation, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of one or more series of preferred stock that would grant preferential rights over our common stock.

PART I

Item 1. Business

Overview

Citius Pharmaceuticals, Inc. (the “Company,” “Citius” or “we”), headquartered in Cranford, New Jersey, is a late-stage pharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapy. Our goal generally is to achieve leading market positions by providing therapeutic products that address unmet medical needs yet have a lower development risk than usually is associated with new chemical entities. New formulations of previously approved drugs with substantial existing safety and efficacy data are a core focus. We seek to reduce development and clinical risks associated with drug development, yet still focus on innovative applications. Our strategy centers on products that have intellectual property and regulatory exclusivity protection, while providing competitive advantages over other existing therapeutic approaches.

The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement, with Citius (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius. On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. LMB was a pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”). On August 23, 2021, we formed Citius Acquisition Corp. (“Citius Acq.”) as a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK, which began operations in April 2022.

Since its inception, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing five proprietary products: I/ONTAK, in-licensed in September 2021, a engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”); Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids; Mino-Wrap, a liquifying gel-based wrap for reduction of tissue expander infections following breast reconstructive surgeries; and NoveCite, a mesenchymal stem cell therapy for the treatment of ARDS. We believe these unique markets for our products are large, growing, and underserved by the current prescription products or procedures.

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

I/ONTAK

Overview

In September 2021, the Company announced that it had entered into a definitive agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”), to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with persistent or recurrent CTCL. We have renamed E7777 as I/ONTAK although we refer to it as E7777 at times in this report.

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

The results of the lead-in study were:

●	9 mcg/kg/dose for 5 consecutive days in 21-day cycles which was selected for the main phase of the study based on safety, tolerability, and efficacy data.

●	No new safety signals were identified compared to Ontak.

●	An ORR of 38.1% in the intent to treat population and 44.4% in the efficacy evaluable populations.

The second phase to the pivotal trial was a 70-patient study administered at the 9 mcg/kg/dose rate for 5 consecutive days in 21-day cycles, The inclusion criteria was identical to the lead-in study and the primary objective was to evaluate the ORR.

According to the trial protocol, the treatment would be considered efficacious and demonstrate clinical benefit if the lower limit of the 2-sided 95% exact confidence interval (CI) of the observed ORR exceeds 25.0%, as determined by the Independent Review Committee (IRC).

The results of the pivotal trial were:

●	The IRC determined the study achieved an ORR of 36.2%, 95% confidence interval (25.0%, 48.7%) (25 patients out of 69);

●	An Investigator Efficacy Analysis determined that the study achieved an ORR of 42.3%, 95% confidence interval (30.6%, 54.6%) (30 patients out of 71);

●	The FDA recently provided additional written comments indicating that their efficacy evaluation will be based on study results showing the lower limit of a 95% confidence interval to exceed a clinically relevant response rate (determined during its review of our BLA) which may be supported with data from the prior ONTAK study that led to ONTAK’s initial approval. In our trial, ORR will need to be supported by adequate magnitude of duration of response and an acceptable risk/benefit ratio; and

●	Overall rates of adverse events and serious adverse events were consistent with published data of previously approved ONTAK. Most common adverse events included: nausea, fatigue, increased alanine aminotransferase, chills and peripheral oedema, increased aspartate aminotransferase, and infusion related reaction. No new safety concerns were identified.

Selected Preliminary Efficacy Data Table

	Independent (IRC) Stage I-III Primary Efficacy Analysis Set[1] (n=69)	Investigator Stage I-III Efficacy Analysis Set[2] (n=71)
Objective Response Rate (ORR) (Complete Response + Partial Response), n (%)	25 (36.2)	30 (42.3)
95% CI	(25.0, 48.7)	(30.6, 54.6)
Duration of Response (months)
Subjects with Objective Response (n)	25	30
Median observed DOR (months)	6.5	5.7
Range (Min, Max)	(3.0+, 23.5+)	(0.7+, 26.1+)
Time to Response (months)
Subjects with Objective Response (n)	25	30
Median	1.41	1.41
Clinical Benefit Rate, n (%) (CR + PR + Durable Stable Disease)	34 (49.3)	38 (53.5)
95% CI	(37.0, 61.6)	(41.3, 65.5)

1.	Independent Review Committee assessment of the primary efficacy analysis set which included 69 Stage I – III subjects from the Lead-In Study and the Main Study who received study drug at 9 ug/kg/day dose. This dataset matches the one used for the ONTAK indication.

2.	Investigator Efficacy Analysis Set: All subjects with Stage I-III CTCL who received study drug at 9 μg/kg dose in Lead-In and Main Study (n=71)

Investigator Initiated Trials

We believe there is an opportunity in the field of immune-oncology and have undertaken two investigator-initiated trials to evaluate the potential safety and efficacy of E7777 for potential as an immune-oncology combination therapy.

A Phase 1 trial was initiated in June 2021 at the University of Minnesota, Masonic Cancer Center. This study is a single-arm non-randomized trial which has an estimated enrollment of 30 participants who will be administered E7777 prior to tisagenlecleucel Chimeric Antigen Receptor, (“CAR-T”) therapy. The Phase 1 study consists of two components: dose finding to establish a maximum tolerated dose (“MTD”) of E7777 in combination with CART-T Therapy, and a small extension component to provide an estimate of efficacy at that MTD.

A second Phase 1 Study was initiated in September 2022 at the University of Pittsburg Medical Center, Hillman Cancer Center. This study will be investigating the safety and efficacy of a combined regimen of pembrolizumab with T-regulatory cell depletion and E7777 in patients diagnosed with recurrent or metastatic solid tumors in the second line setting.

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

Patient enrollment for the Phase 3 Pivotal study of E7777 was completed in December 2021. In April 2022, we reported that the topline results from the Phase 3 trial were consistent with the prior formulation. Moreover, no new safety signals were identified.

In September 2022, we filed a biologics license application (“BLA”) for E7777. In December 2022, we announced that the FDA had accepted the BLA.

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

The Company also estimates that the addressable U.S. market is approximately $300,000,000 - $400,000,000 for patients with advanced stage relapsed or refractory CTCL.

Proposed Spinoff

In May 2022, we announced that we intend to split the Company’s assets into two separate publicly traded entities. We plan to form a new company focused on developing and commercializing I/ONTAK. Our other pipeline assets, including Mino-Lok, would remain at Citius. Citius would continue to trade on the Nasdaq exchange under its current ticker CTXR. The strategic action is intended to optimize organizational resources and investment capital to support the successful execution of each development program. The transactions are expected to be completed in calendar year 2023, subject to the satisfaction of customary conditions, including final approval from the Citius Board of Directors, regulatory approvals, and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

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

The Mino-Lok Phase 3 Trial was originally planned to enroll 700 patients in 50 participating institutions, all located in the U.S. There were interim analyses at both the 50% and 75% points of the trial as measured by the number of patients treated. As of November 30, 2022, there are 18 active sites in the United States currently enrolling patients including such academic centers as MDACC, Henry Ford Health Center, Georgetown University Medical Center, and others.

In May 2022, the Company selected Biorasi, LLC (“Biorasi”), a global clinical research organization (CRO), to help expand the Company’s Phase 3 Mino-Lok trial by implementing additional sites outside the United States. There currently are 17 sites selected in India, making a total of 35 participating Mino-Lok institutions globally.

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

In September 2020, we announced that another DMC meeting was held to review the data being generated and analyzed in the Mino-Lok Phase 3 trial based on progress to date, and to make recommendations to us as to any action that may be necessary regarding the study. After reviewing these data, the DMC members stated that they did not find any safety signals; and they also recommended continuing the trial without any modifications. The DMC further conducted an ad hoc meeting and agreed with the Company that a 75% interim analysis be conducted as planned in which superior efficacy is evaluated. The 75% interim analysis was subsequently changed to a 65% interim analysis by the Company.

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

The 65% interim analysis was completed in June 2021. In July 2021, the Company announced that following an unblinded data review of safety and efficacy, the independent DMC for the trial recommended proceeding with the trial as planned. The DMC did not identify any safety concerns and no modifications were recommended to the protocol-defined sample size or power to achieve the primary endpoint.

As of December 21, 2022, the Mino-Lok Phase 3 trial has resulted in:

●	169 patients enrolled to date vs. a planned 144 patients;

●	72 failure events to date vs. a planned 92 failure events; and

●	17 patients currently in treatment or pending study completion data. These may result in future failure events.

Completion of enrollment is expected in 2023.

Fast Track Designation

In October 2017, the Company received official notice from the FDA that the investigational program for Mino-Lok was granted “Fast Track” status. Fast Track is a designation that expedites FDA review to facilitate development of drugs which treat a serious or life-threatening condition and fill an unmet medical need. A drug that receives Fast Track designation is eligible for the following:

●	More frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

●	More frequent written correspondence from the FDA about the design of the clinical trials;

●	Priority review to shorten the FDA review process for a new drug from ten months to six months; and

●	Rolling review, which means Citius can submit completed sections of its New Drug Application (“NDA”) for review by the FDA, rather than waiting until every section of the application is completed before the entire application can be submitted for review.

Mino-Lok International Study

In October 2017, data from an international study on Mino-Lok was presented at the Infectious Disease Conference, (“ID Week”), in San Diego, California. The 44-patient study was conducted in Brazil, Lebanon and Japan and showed Mino-Lok therapy was an effective intervention to salvage long-term, infected CVCs in CRBSIs in patients who had cancer with limited vascular access. This study showed 95% effectiveness for Mino-Lok therapy in achieving microbiological eradication of the CVCs as compared to 83% for the control. The single failure in the Mino-Lok arm was due to a patient with Burkholderia cepacia that was resistant to all antibiotics tested.

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

Symptom improvement was observed based on a global score of disease severity (“GSDS”) and based on some of the individual signs and symptoms of hemorrhoids, specifically itching and overall pain and discomfort. Within the first few days of treatment, the combination products (containing both hydrocortisone and lidocaine) were directionally favorable versus the placebo and their respective individual active treatment groups (e.g., hydrocortisone or lidocaine alone) in achieving ‘almost symptom free’ or ‘symptom free’ status according to the GSDS scale. These differences suggested the possibility of a benefit for the combination product formulation. As a result of this study, we determined that the performance of the active arms of the study relative to the vehicle could be improved by re-formulating our topical preparation. Therefore, we initiated work on vehicle formulation and evaluation of higher potency steroids.

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

As part of this Phase 2 trial, information was obtained relating to the use of the GSDS as an assessment tool for measuring the effectiveness of the test articles. Individual signs and symptoms were also assessed but can vary from patient to patient. Therefore, the goal of the GSDS was to provide an assessment tool that could be used for all patients regardless of which signs and symptoms they are experiencing. The GSDS proved to be a more effective tool for assessing the severity of the disease and the effectiveness of the drug when compared to the assessment of the individual signs and symptoms.

Citius developed this assessment tool as well as other patient reported outcome endpoints for use in the recently begun Phase 2b trial and in subsequent trials. In June and July 2016, we engaged the Dominion Group, a leading provider of healthcare and pharmaceutical marketing research services. The primary market research was conducted to understand the symptoms that are most bothersome to patients better in order to develop meaningful endpoints for the clinical trials. We also learned about the factors that drive patients to seek medical attention for hemorrhoids in an effort to understand the disease impact on quality of life. The results of this survey, along with the information from the Phase 2b trial, allowed us to develop our patient reported outcome evaluation tool, ePro. This tool can be used in clinical trials to evaluate the patients’ conditions and to assess the performance of the test articles.

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

In April 2022, we initiated a.multi-center, randomized, dose-ranging, double-blind, parallel group comparison Phase 2b clinical trial. Five cohorts of adults with a clinical diagnosis of symptomatic Goligher’s classification Grade II or Grade III hemorrhoids are planned to be dosed. Approximately 60 patients per cohort are expected to be enrolled, for a total of 300 patients.

The key objective of the study is to evaluate the ability of the formulations used in each cohort to provide relief for patients with acute flare ups. The study will evaluate reduction in hemorrhoidal symptoms (including: pain, burning, itching, and swelling) following treatment and is expected to provide the foundation for development of the Phase 3 study.

A Patient Reported Outcome (ePRO) instrument, developed by Citius with FDA guidance, will be used by patients to record and report important safety and efficacy data in real time. The instrument has been adapted for use on an electronic platform and will be loaded on patients’ hand-held smart devices. The study will also be used to validate the ePRO. Data readout of the trial is expected in the second half of 2023.

Market Opportunity

The current market for OTC and topical prescription (“Rx”) products for the symptomatic treatment of hemorrhoids is highly fragmented and includes approximately 20 million units of OTC and over 4 million prescriptions. None of the Rx products have received FDA approval and are only available due to the DESI program, which started decades ago after enactment of the 1962 Kefauver-Harris Drug Amendments. These DESI products have no FDA reviewed evidence of efficacy or safety and may be subject to withdrawal if an approved product were to be introduced. Several topical combination prescription products for the treatment of hemorrhoids are available containing hydrocortisone in strengths ranging from 0.5% to 3.0%, combined with lidocaine in strengths ranging from 1.0% to 3.0%. The various topical formulations include creams, ointments, gels, lotions, enemas, pads, and suppositories. The most commonly prescribed topical combination gel is sold as a branded generic product and contains 2.5% hydrocortisone and 3.0% lidocaine.

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

In December 2020, the Company announced the receipt of a written response and guidance from the FDA Division of Anti-Infective Products to the Company’s Pre-IND consultation request for its Mino-Wrap briefing package. The briefing package contained information regarding pre-clinical data and a clinical development plan, along with questions for the FDA regarding safety and efficacy data that would be required to advance Mino-Wrap into clinical trials. The FDA granted a Written Response Only meeting regarding guidance and direction on our Mino-Wrap development plan. The FDA indicated that bio absorption simulation studies may provide information to support the development of Mino-Wrap and made suggestions on what should be provided relative to non-clinical support. The FDA provided guidance on the design of the drug elution studies and agreed that a large animal pharmacology study would be appropriate. They also agreed that a 28-day toxicology study appears appropriate and that microbiology support through existing data is acceptable. We are pursuing these studies and anticipate filing an IND for Mino-Wrap in 2023.

Market Opportunity

Breast cancer is the most frequent cancer in women worldwide, representing 25% of all cancer diagnoses with the exception of non-melanoma skin cancer. In the United States, the overall rate of mastectomies, combining single and double mastectomies, increased 36% from 2005 to 2013. Additionally, the incidence of post-mastectomy breast reconstruction, following breast cancer treatment, has been increasing on an annual basis.

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

Currently, preventive measures are used to decrease the rate of TE infections, which include a systemic perioperative antimicrobial agent with the perioperative immersion of the implant or irrigation of the surgical pocket with an antimicrobial solution prior to insertion of the device. This is also administered with immediate postoperative oral antimicrobials.

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

In December 2020, the Company announced interim data from a proof-of-concept (“POC”) large animal study of its proprietary NC-iMSC therapy. The available results of NC-iMSC therapy in the study show improvement in critical parameters, such as improved oxygenation, less systemic shock, and reduced lung injury, compared to the control group. The study was conducted in a widely accepted large animal model.

In the third quarter of 2021, the Company completed the characterization and expansion of its NC-iMSC accession cell bank (ACB) at Waisman Biomanufacturing at the University of Wisconsin-Madison to create a cGMP master cell bank (MCB).

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all of the original terms and conditions in the exclusive license agreement.

In October 2022, Brooklyn changed its name to Eterna Therapeutics Inc.

Market Opportunity

Globally, there are 3 million cases of ARDS every year, out of which approximately 200,000 cases are in the United States. The COVID-19 pandemic has added significantly to the number of ARDS cases. Once COVID-19 patients advance to ARDS, they are put on mechanical ventilators. Death rate among patients on ventilators can be as high as 50% depending on associated co-morbidities. There are no approved treatments for ARDS, and the current standard of care only attempts to provide symptomatic relief.

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

I/ONTAK Intellectual Property

On September 3, 2021, we acquired the exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously FDA-approved for the treatment of patients with persistent or recurrent CTCL, from Dr. Reddy’s. We refer to the agent as I/ONTAK. The exclusive license, which was amended as part of the transaction, is with Eisai and includes rights to develop and commercialize I/ONTAK in all markets except for Japan and certain parts of Asia. Additionally, we have an option on the right to develop and market the product in India.

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

Pursuant to the terms of the license agreement, Eisai is responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls development activities through the production of the BLA, which we filed with the FDA in September 2022, while we are responsible for the costs of correcting any major deficiencies in the BLA as well as the costs of any necessary companion diagnostic or pediatric study. We are responsible for development costs associated with potential additional indications.

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

Patents

As part of the definitive agreement with Dr. Reddy’s, the Company acquired method of use patents in which E7777 is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

The following patents were acquired:

US Provisional Application No. 63/070,645, which was filed on August 26, 2020, and subsequently published as US 2022/0062390 A1 on March 3, 2022, entitled Methods of Treating Cancer.

International Patent Application Number: PCT/IB2021/0576733, which was filed with the World Intellectual Property Organization on August 23, 2021, and subsequently published as WO 2022/043863 A1 on March 3, 2022, entitled, Combination for Use in Methods of Treating Cancer.

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

On November 18, 2021, MDACC filed a provisional patent application entitled “Antimicrobial Wraps for Medical Implants” in which the manufacturing process of the wrap now incorporates a freeze-drying process to prevent degradation of the active drug.

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

In July 2021, Novellus was acquired by Brooklyn. Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all of its original terms and conditions. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc.

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

CorMedix submitted its NDA for Defencath to the FDA, which accepted the NDA in August 2020. The FDA set a target review date of February 28, 2021. In March 2021, CorMedix reported that the FDA, in its Complete Response Letter (“CRL”), informed CorMedix that the FDA could not approve the NDA for DefenCath in its present form. The FDA noted concerns at the third-party manufacturing facility after a review of records requested by the FDA and provided by the contract manufacturer (“CMO”). Additionally, the FDA is requiring a manual extraction study to demonstrate that the labeled volume can be consistently withdrawn from the vials despite an existing in-process control to demonstrate fill volume within specifications. In April 2021, CorMedix and the CMO met with the FDA to discuss proposed resolutions for the deficiencies identified in the CRL and the Post-Application Action Letter (“PAAL”) received by the CMO from the FDA for the NDA for DefenCath. There was an agreed upon protocol for the manual extraction study identified in the CRL, which has been successfully completed. Addressing the FDA’s concerns regarding the qualification of the filling operation necessitated adjustments in the process and generation of additional data on operating parameters for the manufacture of DefenCath. CorMedix and the CMO determined that additional process qualification is needed with subsequent validation to address these issues. The FDA stated that the review timeline would be determined when the NDA resubmission is received and that it expected all corrections to facility deficiencies to be complete at the time of resubmission so that all corrective actions may be verified during an onsite evaluation of the manufacturing facility in the next review cycle, if the FDA determines it will do an onsite evaluation.

On February 28, 2022, CorMedix resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, CorMedix’s third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. On March 28, 2022, CorMedix announced that the resubmission of the NDA for DefenCath had been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO has notified us that an onsite inspection by the FDA was conducted that resulted in FORM FDA 483 observations that are being addressed. The CMO submitted responses to the inspectional observations along with a corrective action plan and requested a meeting with the FDA to discuss. CorMedix also has been notified by its supplier of heparin, an active pharmaceutical ingredient, or API, for DefenCath, that an inspection by the FDA for an unrelated API has resulted in a Warning Letter due to deviations from good manufacturing practices for the unrelated API.

On August 8, 2022, CorMedix announced receipt of a second CRL from the FDA regarding our DefenCath NDA. The FDA stated that the DefenCath NDA cannot be approved until deficiencies conveyed to the CMO and the heparin API supplier are resolved to the satisfaction of the FDA. There were no other requirements identified by the FDA for CorMedix prior to resubmission of the NDA. As part of the NDA review process, the FDA also notified CorMedix that although the tradename DefenCath was conditionally approved, the FDA now has identified potential confusion with another pending product name that is also under review. The ultimate acceptability of the proposed tradename is dependent upon which application is approved first. As a precaution, CorMedix has submitted an alternative proprietary name to the FDA which will undergo review.

CorMedix also announced that it had finalized an agreement with Alcami Corporation, or Alcami, a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami will function as a manufacturing site for DefenCath for the U.S. market, and CorMedix expects to be able to submit a supplement to its NDA application around the end of the first quarter of 2023 to request approval from FDA for DefenCath manufacturing.

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

Halo-Lido Competition

The primary competition in the hemorrhoid market is non-prescription OTC products. If approved by the FDA, Halo-Lido would be the only prescription product for the treatment of hemorrhoids.

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

Athersys, Inc. is a biotechnology company that focuses on the research and development activities in the field of regenerative medicine. Its clinical development programs are focused on treating neurological conditions, cardiovascular diseases, inflammatory and immune disorders, and pulmonary and other conditions. The company’s lead platform product includes MultiStem cell therapy, an allogeneic stem cell product, which has an ongoing Phase 2/3 clinical trial for the treatment of ARDS and has an ongoing clinical trial in Japan for the treatment of RDS. The MultiStem therapy also is in a Phase 3 clinical study for the treatment of patients suffering from neurological damage from an ischemic stroke, as well as in a Phase 2 clinical study for the treatment of patients with acute myocardial infarction, and has completed a Phase 1 clinical study for the treatment of patients suffering from leukemia or various other blood-borne cancers. The company has license and collaboration agreements with Healios K.K. to develop and commercialize MultiStem cell therapy for ischemic stroke, acute respiratory distress syndrome, and ophthalmological indications, as well as for the treatment of liver, kidney, pancreas, and intestinal tissue diseases; and the University of Minnesota to develop MultiStem cell therapy platform.

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

Regulation

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. All of our current product candidates are considered drugs. Consequently, we submitted a BLA to the FDA for I/ONTAK in September 2022 and, depending on the results of our preclinical and clinical trials, we intend to submit an NDA to the FDA for each of Mino-Lok, Halo-Lido, Mino-Wrap and a BLA to the FDA for NoveCite.

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

Before any one of our drug product candidates may be marketed in the United States, it must be approved by the FDA. The steps required before a drug may be approved for marketing in the United States generally include:

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

Employees

As of September 30, 2022, we had 21 employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations, and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius

Leonard Mazur, Chief Executive Officer, Chairman and Secretary – Mr. Mazur, 77, was appointed Chief Executive Officer effective May 1, 2022, and has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Myron Holubiak, Executive Vice Chairman and Director – Mr. Holubiak, 75, was appointed Executive Vice Chairman effective May 1, 2022, and has been a member of the Board since October 2015. He previously served as President and Chief Executive Officer from March 2016 through April 2022. He was also the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius, from March 2013 until March 2016.

Jaime Bartushak, Chief Business Officer, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 55, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius.

Myron Czuczman, Chief Medical Officer and Executive Vice President – Dr. Czuczman, 63, was appointed as Chief Medical Officer and Executive Vice President in July 2020. Dr. Czuczman previously served as Vice President, Global Clinical Research and Development, Therapeutic Head of Lymphoma/CLL at Celgene Corporation.

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

We were formed in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development, have not received approval for any of our product candidates, and have not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets, and stockholders’ equity. The process of developing our product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing, and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We incurred net losses of $33,640,646 and $23,054,434 for the years ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had stockholders’ equity of $102,825,865 and an accumulated deficit of $129,688,467. Our net cash used in operating activities was $28,361,256 and $24,250,414 for the years ended September 30, 2022 and 2021, respectively.

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

Ability to continue as a going concern.

At September 30, 2022, we estimated that we have sufficient capital to continue our operations through December 2023. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond December 2023, including its development plans for I/ONTAK, Mino-Lok, Halo-Lido, Mino-Wrap and NoveCite, will depend on its ability to obtain regulatory approval to market I/ONTAK and/or Mino-Lok and generate substantial revenue from the sale of I/ONTAK and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on the approval, commercialization, or future sales of I/ONTAK and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of I/ONTAK and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

We need to secure additional financing in the future to complete the development of our current product candidates and support our operations.

We anticipate that we will incur operating losses for the foreseeable future as we continue developing our product candidates. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and cost of our trials and other product development and commercialization programs for our current product candidates;

●	the costs and timing of obtaining licenses for additional product candidates or acquiring other complementary technologies;

●	the timing of any regulatory approvals of any of our product candidates;

●	the costs of establishing or contracting for sales, marketing, and distribution capabilities for our product candidates; and

●	the status, terms and timing of any collaborative, licensing, co-promotion, or other arrangements.

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

We have no approved products. All of our current product candidates are in the pre-clinical or clinical stage. We rely on third parties to conduct the research and development activities for our product candidates. Further, we have no sales or marketing capability at this time. Even if we decide to use collaborative partners to assist us in the commercialization of our product candidates, our product commercialization capabilities are unproven. Our success will depend upon our ability to develop such capabilities on our own or to enter into collaboration agreements on favorable terms and to select an appropriate commercialization strategy for each product candidate that we choose to pursue and that receives approval, whether on our own or in collaboration. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain, or increase profitability. Our ability to successfully commercialize any of our product candidates will depend, among other things, on our ability to:

●	successfully complete pre-clinical and clinical trials for our product candidates;

●	receive marketing approvals from the FDA and similar foreign regulatory authorities for our product candidates;

●	establish commercial manufacturing arrangements with third-party manufacturers for our product candidates;

●	produce, through a validated process, sufficiently large quantities of our drug compound(s) to permit successful commercialization of our product candidates;

●	build and maintain strong sales, distribution, and marketing capabilities sufficient to launch commercial sales of any approved products or establish collaborations with third parties for such commercialization;

●	secure acceptance of any approved products from physicians, health care payers, patients, and the medical community; and

●	manage our spending as costs and expenses increase due to clinical trials, regulatory applications and development and commercialization activities.

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

We have two late-stage stage product candidates while our other product candidates are clinical stage. As a result, our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidates and we, as a company, have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date successfully completed only one late-stage clinical trial and are just beginning to undertake commercialization activities, in each case for I/ONTAK. Despite our progress with I/ONTAK, our operations have been limited primarily to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. These operations provide a limited basis for you to assess our ability to successfully commercialize our product candidates and the advisability of investing in our securities.

The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results.

The COVID-19 pandemic has adversely impacted hospitals and medical facilities where we are currently conducting our Mino-Lok phase 3 trial. The full extent to which COVID-19 may impact this trial is not known at this time, but it has slowed the estimated completion date for the trial, which we now expect to be in 2023. This same risk applies to our recently begun Phase 2b trial for Halo-Lido and our planned clinical trials for our other product candidates. The exact duration of the delay and any other impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 also could adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could further negatively impact the Mino-Lok and Halo-Lido trials. In addition, if the FDA elects to delay face-to-face meetings for an extended period of time due to COVID-19, it could have a material adverse effect on our Mino-Lok and Halo-Lido trials and our other product candidates. Any or all of these events could increase our operating expenses and the length of time to complete a trial and have a material adverse effect on our financial results.

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

We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates that are under development and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●

may not find the data from clinical trials, including from our Phase 3 trial for I/ONTAK, sufficient to support the submission of an NDA or BLA or to obtain marketing approval in the United States, including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

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

We might not decide to proceed with the proposed spinoff of our I/ONTAK asset.

 In May 2022, we announced that we intend to split the Company’s assets into two separate publicly traded entities. We plan to form a new company focused on developing and commercializing I/ONTAK. Our other pipeline assets, including Mino-Lok, would remain at Citius. Citius would continue to trade on the Nasdaq exchange under its current ticker CTXR. The strategic action is intended to optimize organizational resources and investment capital to support the successful execution of each development program. The transactions are expected to be completed in calendar year 2023, subject to the satisfaction of customary conditions, including final approval from the Citius Board of Directors, market conditions, regulatory approvals, and SEC filings. However, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

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

Two of our product candidates, Mino-Lok and Halo-Lido, are combination products consisting of components that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Our approval under Section 505(b)(2), if received, would not preclude physicians, pharmacists, and patients from obtaining individual drug products and titrating the dosage of these drug products as close to our approved dose as possible.

Our Mino-Lok solution contains minocycline, disodium ethylenediaminetetraacetic acid (edetate), and ethyl alcohol, all of which have been separately approved by the FDA for other indications or are used as excipients in other parenteral products. Assuming FDA approval as a branded pharmaceutical product, we would need to obtain hospital formulary acceptance to generate sales of Mino-Lok. Additionally, we may encounter reluctance by the infectious disease physician community to vary from the existing standard of care to remove and replace an infected catheter. Currently, hospitals are reimbursed for the treatment of CRBSIs by the Center for Medicare and Medicare Services (“CMS”) through a Diagnosis Related Group (“DRG”) classification or code. Commercial insurance plans reimburse for CRBSIs in a similar manner. With Mino-Lok being priced as a branded FDA-approved pharmaceutical product, this could result in the participating hospital retaining a lower share of CMS or commercial reimbursement which may impact the acceptance and use of Mino-Lok by these institutions.

Our Halo-Lido product candidate for the treatment of hemorrhoids is a combination product consisting of two drugs, halobetasol propionate, a corticosteroid, and lidocaine, that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Halobetasol propionate cream is available in a 0.05% strength, and lidocaine creams are also available in strengths up to 5%. From our market analysis and discussions with a limited number of physicians, we know that patients sometimes obtain two separate cream products and co-administer them as prescribed, giving them a combination treatment that could be very similar to what we intend to study and seek approval for. As a branded, FDA-approved product with safety and efficacy data, we intend to price our product substantially higher than the generically available individual creams. We will then have to convince third-party payers and pharmacy benefit managers of the advantages of our product and justify our premium pricing. We may encounter resistance from these entities and will then be dependent on patients’ willingness to pay the premium and not seek alternatives. In addition, pharmacists often suggest lower cost prescription treatment alternatives to both physicians and patients. If approved, our Section 505(b)(2) approval and the market exclusivity we may receive will not guarantee that such alternatives will not exist, that substitution will not occur, or that there will be immediate or any acceptance to our pricing by payer formularies.

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

As of November 30, 2022, we owned 75% of the outstanding common stock of NoveCite. As a result, we will only be entitled to a portion of any benefits that flow from the development by NoveCite of its NoveCite product candidate or any other product candidates that it might develop. In the event that NoveCite issues additional equity securities in the future this would likely reduce our percentage ownership, which would further reduce the portion of any benefit that might be derived from the NoveCite drug candidate’s successful development, unless we were to increase our investment.

Any FDA programs related to the development and approval of treatments for COVID-19 and its symptoms may not be available to us or actually lead to a faster development or regulatory review or approval process for NoveCite, our proposed treatment for ARDS, nor will it assure FDA approval of such a treatment.

We intend to develop NoveCite under the FDA’s Coronavirus Treatment Acceleration Program, or CTAP. The CTAP program was designed to accelerate the development of COVID-19 treatments via faster communications and regulatory review protocols. In late April 2020, we made a pre-IND submission to the FDA for this treatment and requested the FDA’s feedback to support the most expeditious pathway for clinical development of the therapy. The CTAP program is relatively new and the FDA has broad discretion in administering the CTAP program and therefore we cannot assure you what the FDA might decide. Even though we believe that the response from the FDA was favorable, we did not specifically request guidance on the CTAP program. As a result, we may encounter problems at a later date under the CTAP program, or with the therapy itself, and we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Because our NoveCite product candidate is based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

NoveCite’s cell programming technology and platform for generating cell therapy products using allogenic mesenchymal stem cells derived from iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges that NoveCite may incur during development of its NoveCite product candidate, and it faces uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of its NoveCite product candidate. In addition, because NoveCite’s iPSC-derived cell product candidate is in the pre-clinical stage, NoveCite is currently assessing safety in humans and has not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidate in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of the NoveCite product candidate, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

The pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the NoveCite product candidate may be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to a lack of prior experiences on the side of both developers and regulatory agencies. Additionally, due to the uncertainties associated with the pre-clinical and clinical development, manufacture, and regulatory requirements for approval of the NoveCite product candidate, NoveCite may be required to modify or change its pre-clinical and clinical development plans or its manufacturing activities and plans or be required to meet stricter regulatory requirements for approval. Any such modifications or changes could delay or prevent NoveCite’s ability to develop, manufacture, obtain regulatory approval for or commercialize its NoveCite product candidate, which would adversely affect NoveCite’s and our business, financial condition and results of operations.

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

Even if approved for marketing by applicable regulatory bodies, we will not be able to create a market for any of our product candidates if we fail to establish marketing, sales, and distribution capabilities, either on our own or through arrangements with third parties.

Our strategy with our product candidates is to outsource to third parties all or most aspects of the product development process, and possibly marketing, sales, and distribution activities. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing, and distribution channels, or enter into arrangements for such with third parties, we will experience delays in product launch and sales and incur increased costs.

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

We are and will be dependent on third-party research organizations to conduct all of our clinical trials with respect to our product candidates, including any candidates that we may develop in the future. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely or cost-effective manner or at all. If we rely on third parties for human trials, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we so request. We may not be able to secure and maintain suitable research organizations to conduct our human trials. We are responsible for confirming that each of our clinical trials is conducted in accordance with the trial’s general plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for any of our product candidates.

We rely exclusively on third parties to formulate and manufacture our product candidates.

We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers. If any product candidate we might develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on our current source or any future source or sources to manufacture our product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical, and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our product candidates and our financial performance might be materially and adversely affected.

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

Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We might be unable to identify manufacturers for commercial supply on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval, if any;

●	Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;

●	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates for commercialization;

●	Currently, the contract manufacturer for our clinical supplies is foreign, which increases the risk of shipping delays, adds the risk of import restrictions, and adds the risk of political and environmental uncertainties that might affect those countries;

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;

●	If any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors;

●	Operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including a bankruptcy of the manufacturer or supplier or a natural disaster or a pandemic such as COVID-19; and

●	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

If we or any of our current or future collaborators fail to renew or terminate any of our collaboration or license agreements or if either party fails to satisfy its obligations under any of our collaboration or license agreements or complete them in a timely manner, we could have difficulty completing the development of any of our product candidates and potentially lose significant sources of revenue, which could result in an adverse impact on our operations and financial condition as well as volatility in any future revenue. In addition, our agreements with our collaborators may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of our product candidates, or could require or result in litigation or arbitration. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Finally, any of our collaborations may prove to be unsuccessful.

We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

Our performance is substantially dependent on the continued services and on the performance of our executive management and other key personnel, who have extensive experience and specialized expertise in our business. Our Chief Executive Officer, Leonard Mazur, our Vice Chairman, Myron Holubiak, and our Chief Medical Officer and Executive Vice President, Myron Czuczman, in particular have significant experience in the running of pharmaceutical companies and/or drug development itself. In addition, Matt Angel, a director of NoveCite, is serving as a technical consultant to that company and was instrumental in the discovery and development to date of NoveCite. This depth of experience is of significant benefit to us, especially given the small size of our management team and our company, including our subsidiaries. The loss of the services of any of Mr. Mazur, Mr. Holubiak, Dr. Czuczman or Dr. Angel, as well as any other member of our executive management or any key employees, including those at NoveCite, could harm our ability to attract capital and develop and commercialize our product candidates. Neither we nor NoveCite has key man life insurance policies.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

We utilize the services of a clinical management team on a part-time basis to assist us in managing our ongoing Phase 2 and Phase 3 trials and intend to do so for future preclinical and clinical trials. While we believe this will provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities, and other research institutions.

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

We will need to manage our anticipated growth and increased operational activity, including as a result of the in-licensing of I/ONTAK in September 2021 and the continuing development of I/ONTAK and our other product candidates. Our personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

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

Our business strategy is based on the acquisition of additional product candidates. This is evidenced by our in-licensing of NoveCite in October 2020 and I/ONTAK in September 2021. We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

●	assimilating the acquired technologies, products, or business operations;

●	maintaining uniform standards, procedures, controls, and policies;

●	unanticipated costs associated with the acquisition or investment;

●	diversion of our management’s attention from our preexisting business;

●	maintaining or obtaining the necessary regulatory approvals or complying with regulatory standards; and

●	adverse effects on existing business operations.

We have no current commitments with respect to any acquisition or investment in other technologies or businesses. We do not know if we will identify other suitable acquisitions, whether we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired product, technology or business into our business operations or retain key personnel, suppliers, or collaborators.

Our ability to successfully develop our business through acquisitions including the recent in-licensing of I/ONTAK, will depend on our ability to identify, negotiate, complete, and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any acquired business, technology or product into our business operations, our business and financial condition might be adversely affected.

Conflicts of interest may arise from our relationship with NoveCite.

As of November 30, 2022, we beneficially owned 75% of the voting power of NoveCite’s outstanding common stock; Novellus owns the other 25%. As a result of our partial ownership, our relationship with NoveCite could give rise to certain conflicts of interest that could have an impact on our and NoveCite’s respective research and development programs, business opportunities, and operations generally.

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

Without the intellectual property rights we have already obtained, as well as the further rights we are also pursuing, our competitors would have opportunity to take advantage of our research and development efforts to develop competing products. Our success, competitive position, and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

Additionally, patent law is subject to change and varies among the U.S. and foreign countries. Depending on decisions by the United States Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ abilities to obtain new patents or to enforce existing patents that we and our licensors or partners may obtain in the future.

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

If our product candidates, methods, processes, and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we might have to:

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

Any of these events could substantially harm our earnings, financial condition, and operations.

The U.S. government could have “march-in rights” to certain of our intellectual property.

If at any time federal monies are used in support of the research and development activities at MDACC that resulted or in the future result in certain of our issued pending U.S. patent applications, the federal government retains what are referred to as “march-in rights” to patents that are granted on these applications. Our license agreements for Mino-Lok and Mino-Wrap each provide that in the event of such governmental funding, our rights are subject to the government’s prior rights, if any. In addition, the license agreements provide that we will comply with the requirements of any agreement between MDACC and the governmental funding entity. If applicable, this could require us to grant the U.S. government either a nonexclusive, partially exclusive, or exclusive license to the patented invention in any field of use, upon terms that are reasonable for a particular situation. Circumstances that could trigger march-in rights generally would be set out in the agreement between MDACC and the funding governmental entity and could include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. A funding governmental entity could elect to exercise these march-in rights on their own initiative or at the request of a third party; however, the exercise of such march-in rights has been historically rare when the patent holder (or its licensee) is practicing the patent invention although there can be no assurance that such rights would not be exercised. This same risk would apply to any other license into which we enter if the licensor receives government funding for the product candidate that is the subject of the license.

Risks Related to Our Securities

If we fail to meet the continued listing requirements of Nasdaq it could result in a delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. These listing standards include the requirement for avoiding sustained losses, maintaining a minimum level of stockholders’ equity, and maintaining a minimum stock price. The failure to meet any listing standard would subject us to potential loss of listing.

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

We have twice failed to meet the listing standards, between October 2019 and January 2020 and between April 2020 and July 2020, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, as a result of which we did not comply with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). In each instance, we regained compliance within the time period allowed by Nasdaq.

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

For the foreseeable future, to finance our operations, including possible acquisitions or strategic transactions, we expect to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 400,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2022, there were 146,211,130 shares of common stock outstanding, 38,325,489 shares underlying warrants with a weighted average exercise price of $1.57 per share and 9,400,171 shares underlying options with a weighted average exercise price of $2.07 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock or publicly traded warrants.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our offices at 11 Commerce Drive, First Floor, Cranford, New Jersey 07016. The lease runs until October 31, 2025.

Item 3. Legal Proceedings

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

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

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “CTXR.”

Holders of Common Stock

As December 15, 2022, we had approximately 95 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On September 13, 2022, we issued 81,5000 shares of our common stock to a consultant for media relations, public relations, and investor relations services pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2022, which is the fourth quarter of our fiscal year.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 1A in this Form 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this report.

Historical Background

We are a late-stage biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

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

On August 23, 2021, we formed Citius Acquisition Corp., a wholly owned subsidiary, which began operations in April 2022.

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

Through September 30, 2022, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

Under the license agreement, we paid a nonrefundable upfront payment of $125,000. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020 that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution, and maintenance of all patents.

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

In July 2021, Novellus was acquired by Brooklyn. Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all original terms and conditions. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc.

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

I/ONTAK/E7777 - In September 2021 the Company announced that it had entered into a definitive agreement with Dr. Reddy’s to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy’s exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy’s. Citius’s exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Dr. Reddy’s received a $40 million upfront payment and is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of a BLA for E7777 with the FDA. Citius will be responsible for development costs associated with potential additional indications.

Results of Operations for Year Ended September 30, 2022 compared to Year Ended September 30, 2021

	Year Ended September 30, 2022	Year Ended September 30, 2021
Revenues	$—	$—

Operating expenses:
Research and development	17,655,482	12,240,503
General and administrative	11,754,609	9,836,412
Stock-based compensation – general and administrative	3,905,954	1,454,979
Total operating expenses	33,316,045	23,531,894

Operating loss	(33,316,045)	(23,531,894)
Interest income	251,399	261,825
Gain on forgiveness of note payable - Paycheck Protection Program and accrued interest	—	166,557
Other income	—	59,917
Interest expense	—	(10,839)
Loss before income taxes	(33,064,646)	(23,054,434)
Income tax expense	576,000	—
Net loss	$(33,640,646)	$(23,054,434)

Revenues

We did not generate any revenues for the years ended September 30, 2022 and 2021.

Research and Development Expenses

For the year ended September 30, 2022, research and development expenses were $17,655,482 as compared to $12,240,503 for the year ended September 30, 2021, an increase of $5,414,979.

Research and development costs for Mino-Lok® increased by $723,405 to $4,250,655 for the year ended September 30, 2022 as compared to $3,527,250 for the year ended September 30, 2021 driven primarily by an increase in the costs associated with the addition of the global CRO, Biorasi, and the opening of international sites, primarily in India, for the Phase 3 Mino-Lok trial.

Research and development costs for our Halo-Lido product candidate increased by $1,835,175 to $2,697,348 for the year ended September 30, 2022 as compared to $862,173 for the year ended September 30, 2021 due to an increase in costs associated with the initiation of the Phase 2 study for the year ended September 30, 2022.

Research and development costs for our Mino-Wrap product candidate increased by $70,909 to $236,416 for the year ended September 30, 2022, as compared to $165,507 during the year ended September 30, 2021, due to increased formulation work.

During the year ended September 30, 2022, research and development costs for our proposed novel cellular therapy for acute respiratory distress syndrome (ARDS) were $1,777,288 as compared to $6,946,365 for the year ended September 30, 2021. The decrease of $5,169,077 was primarily related to the $5,000,000 license fee paid to Novellus in the year ended September 30, 2021.

We also incurred $8,693,775 in research and development expenses for our E7777 product candidate during the year ended September 30, 2022 as compared to $739,208 during the year ended September 30, 2021. The increase of $7,954,567 was primarily due to costs associated with the completion of the Phase 3 trial, as well as the preparation and submission of the Biologics License Application to the FDA, which we filed in September 2022.

We expect that research and development expenses will continue to increase in fiscal 2023 as we continue to focus on the commercialization of E7777, our Phase 3 trial for Mino-Lok, our Phase 2b trial for Halo-Lido, and accelerate our research and development efforts related to Mino-Wrap and ARDS.

General and Administrative Expenses

For the year ended September 30, 2022, general and administrative expenses were $11,754,609 as compared to $9,836,412 for the year ended September 30, 2021, an increase of $1,918,197. The primary reason for the increase was additional compensation costs for new employees, as well as increased investor relations expense. General and administrative expenses consist primarily of compensation costs, consulting fees incurred for financing activities and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the year ended September 30, 2022, stock-based compensation expense was $3,905,954 as compared to $1,454,979 for the year ended September 30, 2021. Stock-based compensation expense includes options granted to directors, employees, and consultants. For the years ended September 30, 2022 and 2021, stock-based compensation expense includes $133,332 and $83,555, respectively, for the NoveCite stock option plan that was adopted in November 2020. Stock-based compensation expense increased by $2,450,975 in comparison to the prior year due to new grants made by Citius and the increase in expense for the NoveCite stock plan. In fiscal year 2022, we granted options to our new employees and additional options to other employees, our directors, and consultants. At September 30, 2022, unrecognized total compensation cost related to unvested options for Citius common stock of $5,317,681 is expected to be recognized over a weighted average period of 1.9 years and unrecognized total compensation cost related to unvested options for NoveCite common stock of $183,111 is expected to be recognized over a weighted average period of 1.5 years.

Other Income (Expense)

During the year ended September 30, 2022, the Company earned $251,399 of interest income compared to $261,825 of interest income during the year ended September 30, 2021. The decrease was due to lower balances of investable funds offset by an increase in interest rates. We have invested the remaining balance of the 2021 equity offerings and common stock warrant exercises proceeds in money market accounts.

The Company recorded a gain of $166,557 during the year ended September 30, 2021 for the principal and accrued interest on the Paycheck Protection Program loan that was forgiven on July 28, 2021.

Other income for the year ended September 30, 2021 consists of accrued interest of $59,917 on notes payable – related parties that was forgiven in June 2021.

There was no interest expense for the year ended September 30, 2022 as compared to $10,839 for the year ended September 30, 2021. Interest expense was for the notes payable to related parties that were acquired in the acquisition of LMB and the COVID-19 related Small Business Administration (“SBA”) Paycheck Protection Program loan received on April 15, 2020. The notes payable to related parties were paid in full in June 2021 and therefore were not outstanding at September 30, 2021 or 2022.

Income Taxes

The Company recorded deferred income tax expense of $576,000 for the year ended September 30, 2022 related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the year ended September 30, 2021 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

Net Loss

For the year ended September 30, 2022, we incurred a net loss of $33,640,646 compared to a net loss of $23,054,434 for the year ended September 30, 2021. The $10,586,212 increase in the net loss was primarily due to the $5,414,979 increase in research and development expenses, the $1,918,197 increase in general and administrative expenses, and the $2,450,975 increase in stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred net losses of $33,640,646 and $23,054,434 for the years ended September 30, 2022 and 2021, respectively. At September 30, 2022, Citius had an accumulated deficit of $129,688,467. Citius’ net cash used in operations during the years ended September 30, 2022 and 2021 was $28,361,256 and $24,250,414, respectively.

As a result of our common stock offerings and common stock warrant exercises in fiscal year 2021, the Company had working capital of approximately $40,000,000 at September 30, 2022. We expect that we will have sufficient funds to continue our operations through December 2023. At September 30, 2022, Citius had cash and cash equivalents of $41,711,690 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the year ended September 30, 2021, the Company received net proceeds of $120,643,020, from the issuance of equity. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Financing Activities

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

Based on our cash and cash equivalents at September 30, 2022, we expect that we will have sufficient funds to continue our operations through December 2023. Additionally, in November 2022, the Company was selected to participate in New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program and will receive $3.6 million in non-dilutive capital through the New Jersey Economic Development Authority; the Company expects to receive these funds by late 2022 or early 2023. We may need to raise additional capital in the future to support our operations beyond December 2023. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

In-process Research and Development and Goodwill

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to treat catheter-related bloodstream infections, and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized and will be tested at least annually for impairment.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2022.

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

The Company performed a qualitative assessment for its 2022 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2022.

Income Taxes

We follow accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing our tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the financial statements.

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

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

December 22, 2022

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$41,711,690	$70,072,946
Prepaid expenses	2,852,580	2,741,404
Total Current Assets	44,564,270	72,814,350

Property and equipment, net	4,100	7,023

Operating lease right-of-use asset, net	646,074	822,828

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$113,999,302	$142,429,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,165,378	$1,277,095
Accrued expenses	1,405,394	621,960
Accrued compensation	1,762,251	1,906,000
Operating lease liability	196,989	177,237
Total Current Liabilities	4,530,012	3,982,292

Deferred tax liability	5,561,800	4,985,800
Operating lease liability – non current	481,245	678,234
Total Liabilities	10,573,057	9,646,326

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 146,211,130 and 145,979,429 shares issued and outstanding at September 30, 2022 and 2021, respectively	146,211	145,979
Additional paid-in capital	232,368,121	228,084,195
Accumulated deficit	(129,688,467)	(96,047,821)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	102,825,865	132,182,353
Non-controlling interest	600,380	600,380
Total Equity	103,426,245	132,782,733

Total Liabilities and Equity	$113,999,302	$142,429,059

The accompanying notes are an integral part of these consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Revenues	$—	$—

Operating Expenses:
Research and development	17,655,482	12,240,503
General and administrative	11,754,609	9,836,412
Stock-based compensation – general and administrative	3,905,954	1,454,979
Total Operating Expenses	33,316,045	23,531,894

Operating Loss	(33,316,045)	(23,531,894)

Other Income (Expense):
Interest income	251,399	261,825
Gain on forgiveness of note payable - Paycheck Protection Program and accrued interest	—	166,557
Other income	—	59,917
Interest expense	—	(10,839)
Total Other Income, Net	251,399	477,460

Loss before Income Taxes	(33,064,646)	(23,054,434)
Income tax expense	576,000	—

Net Loss	(33,640,646)	(23,054,434)
Deemed dividend on warrant extension	—	1,450,876

Net Loss Applicable to Common Stockholders	$(33,640,646)	(24,505,310)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(0.23)	(0.23)

Weighted Average Common Shares Outstanding
Basic and diluted	146,082,399	108,599,080

The accompanying notes are an integral part of these consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2020	$—	55,576,996	$55,577	$104,208,958	$(70,593,867)	$33,670,668	$—	$33,670,668
Issuance of NoveCite common stock	—	—	—	1,799,640	(2,399,520)	(599,880)	600,380	500
Issuance of common stock in private placement offering, net of costs of $1,549,602	—	15,455,960	15,456	18,434,954	—	18,450,410	—	18,450,410
Issuance of common stock in registered direct offering, net of costs of $5,520,160	—	50,830,566	50,830	70,929,012	—	70,979,842	—	70,979,842
Issuance of common stock upon exercise of warrants	—	23,995,907	23,996	31,106,138	—	31,130,134	—	31,130,134
Issuance of common stock for services	—	50,000	50	67,950	—	68,000	—	68,000
Issuance of common stock upon exercise of stock options	—	70,000	70	82,564	—	82,634	—	82,634
Stock-based compensation expense	—	—	—	1,454,979	—	1,454,979	—	1,454,979
Net loss	—	—	—	—	(23,054,434)	(23,054,434)	—	(23,054,434)
Balance, September 30, 2021	—	145,979,429	145,979	228,084,195	(96,047,821)	132,182,353	600,380	132,782,733
Issuance of common stock for services	—	231,701	232	377,972	—	378,204	—	378,204
Stock-based compensation expense	—	—	—	3,905,954	—	3,905,954	—	3,905,954
Net loss	—	—	—	—	(33,640,646)	(33,640,646)	—	(33,640,646)
Balance, September 30, 2022	$—	146,211,130	$146,211	$232,368,121	$(129,688,467)	$102,825,865	$600,380	$103,426,245

The accompanying notes are an integral part of these consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(33,640,646)	$(23,054,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,905,954	1,454,979
Issuance of common stock for services	378,204	68,000
Amortization of operating lease right-of-use asset	176,754	163,376
Depreciation	2,923	1,492
Deferred income tax expense	576,000	—
Gain from forgiveness of notes payable – paycheck protection program and accrued interest	—	(166,557)
Changes in operating assets and liabilities:
Prepaid expenses	(111,176)	(2,619,167)
Deposits	—	19,031
Accounts payable	(111,717)	(579,140)
Accrued expenses	783,434	457,920
Accrued compensation	(143,749)	251,081
Accrued interest	—	(87,996)
Operating lease liability	(177,237)	(158,999)
Net Cash Used In Operating Activities	(28,361,256)	(24,250,414)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(6,938)
Purchase of in-process research and development	—	(40,000,000)
Net Cash Used In Investing Activities	—	(40,006,938)

Cash Flows From Financing Activities:
Principal paid on notes payable – related parties	—	(172,970)
Proceeds from sale of NoveCite, Inc. common stock	—	500
Proceeds from common stock warrant exercises	—	31,130,134
Proceeds from common stock option exercises	—	82,634
Net proceeds from private placement	—	18,450,410
Net proceeds from registered direct offerings	—	70,979,842
Net Cash Provided By Financing Activities	—	120,470,550

Net Change in Cash and Cash Equivalents	(28,361,256)	56,213,198
Cash and Cash Equivalents – Beginning of Year	70,072,946	13,859,748
Cash and Cash Equivalents – End of Year	$41,711,690	$70,072,946

The accompanying notes are an integral part of these consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Pharmaceuticals, Inc. (“Citius,” the “Company” or “we”) is a late-stage biopharmaceutical company dedicated to the development and commercialization of critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. The Company acquired all the outstanding stock of LMB by issuing shares of its common stock. The net assets acquired included identifiable intangible assets of $19,400,000 related to in-process research and development. The Company recorded goodwill of $9,346,796 for the excess of the purchase price over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

On August 23, 2021, we formed Citius Acquisition Corp. (“Citius Acq.”), a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK, which began operations in April 2022.

In-process research and development (“IPR&D) consists of i) $19,400,000 acquisition value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and ii) $40,000,000 acquisition value of the exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

Since its inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. Citius is subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Citius or its competitors of research and development stage products, market acceptance of its products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, LMB and Citius Acq., and its majority-owned subsidiary NoveCite. NoveCite, was inactive until October 2020. Citius Acq. began operations in April 2022. All significant inter-company balances and transactions have been eliminated in consolidation.

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $28,361,256 and $24,250,414, for the years ended September 30, 2022 and 2021, respectively. The Company had working capital of approximately $40 million at September 30, 2022. The Company estimates that its available cash resources will be sufficient to fund its operations through December 2023.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond December 2023, including its development plans for E7777, Mino-Lok, Mino-Wrap, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval to market E7777 and/or Mino-Lok and generate substantial revenue from the sale of E7777 and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of E7777 and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in 2022 and 2021.

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

Unless earlier terminated by NAT, based on the failure to achieve certain development and commercial milestones, the license agreement remains in effect until the date that all patents licensed under the agreement have expired and all patent applications within the licensed patent rights have been cancelled, withdrawn, or expressly abandoned.

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

Under the license agreement, we paid a nonrefundable upfront payment of $125,000 which was recorded as research and development expense during the year ended September 30, 2019. We paid annual maintenance fees of $60,000 and $45,000 in January 2022 and 2021, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000 and ceases on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution, and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

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

Under the terms of the license agreement, if Novellus receives any revenue involving the original cell line included in the licensed technology, then Novellus shall remit to NoveCite 50% of such revenue.

The term of the license agreement continue on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire royalty term. Either party may terminate the license agreement upon written notice if the other party is in material default. NoveCite may terminate the license agreement at any time without cause upon 90 days prior written notice.

Novellus will be responsible for preparing, filing, prosecuting, and maintaining all patent applications and patents included in the licensed patents in the territory, provided however, that if Novellus decides that it is not interested in maintaining a particular licensed patent or in preparing, filing, or prosecuting a licensed patent, NoveCite will have the right, but not the obligation, to assume such responsibilities in the territory at NoveCite’s sole cost and expense.

In July 2021, Novellus was acquired by Brooklyn. In connection with that transaction, the stock subscription agreement between Novellus and NoveCite was amended to assign to Brooklyn all of Novellus’s right, title, and interest in the stock subscription agreement and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc.

License Agreement with Eisai

In September 2021, the Company entered into a definitive agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy’s exclusive license of E7777 from Eisai Co., Ltd. (“Eisai”) and other related assets owned by Dr. Reddy’s. Citius’s exclusive license include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, Citius retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Citius paid $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for I/ONTAK for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for I/ONTAK. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of a BLA for E7777 with the FDA. Citius will be responsible for development costs associated with potential additional indications.

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

In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation. Included in the IPR&D is the historical know-how, formula protocols, designs, and procedures expected to be needed to complete Phase 3. In addition, the contracts acquired in connection with Dr. Reddy’s transaction with the clinical research and manufacturing organization are at market rates and could be provided by multiple vendors in the marketplace. Therefore, there is no fair value associated with the contracts acquired.

Incremental costs incurred on IPR&D after the acquisition date are expensed as incurred, unless there is an alternative future use.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisitions through September 30, 2022.

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

The Company performed a qualitative assessment for its 2022 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2022.

Patents and Trademarks

Certain costs of outside legal counsel related to obtaining trademarks for the Company are capitalized. Patent costs are amortized over the legal life of the patents, generally twenty years, starting at the patent issuance date. There are no capitalized patents and trademarks as of September 30, 2022.

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

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2022. Any interest or penalties are charged to expense. During the years ended September 30, 2022 and 2021, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2018 are subject to examination by federal and state authorities.

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

Interest expense on notes payable – related parties for the year ended September 30, 2021 was $9,606.

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

Interest expense on the PPP loan was $1,233 for the year ended September 30, 2021.

On July 28, 2021, the Small Business Administration gave full forgiveness of the PPP loan. The Company recorded a gain from debt extinguishment of $166,557 consisting of the principal balance and related accrued interest expense.

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

On September 13, 2022, the Company issued 81,500 shares of common stock for media, public and investor relations services and expensed the $104,320 fair value of the common stock issued.

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

Stock Option Plans

Pursuant to its 2014 Stock Incentive Plan, we reserved 866,667 shares of common stock for issuance to employees, directors and consultants. As of September 30, 2022, there were options to purchase 855,171 shares outstanding, options to purchase 4,829 shares were exercised, options to purchase 6,667 shares expired, and no shares were available for future grants.

On February 7, 2018, our stockholders approved the 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 shares of common stock for issuance to employees, directors, and consultants. As of September 30, 2022, there were options to purchase 1,820,000 shares outstanding, options to purchase 70,000 shares were exercised and the remaining 110,000 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

On February 10, 2020, our stockholders approved the 2020 Plan and we reserved 3,110,000 common shares. As of September 30, 2022, there were options to purchase 1,870,000 shares outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

On May 24, 2021, our stockholders approved the 2021 Stock Plan and we reserved 8,740,000 shares. The 2021 Stock Plan provides incentives to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of September 30, 2022, options to purchase 4,855,000 shares were outstanding and there were 3,885,000 shares available for future grants.

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

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2022 and 2021:

	2022	2021
Risk-free interest rate	1.05 – 2.94%	0.32 – 0.89%
Expected dividend yield	0.00%	0.00%
Expected term	6.50 – 10 years	6.50 – 10 years
Expected volatility	94 – 110%	111 – 112%

A summary of option activity under the plans (excluding the NoveCite Stock Plan) is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2021	5,755,171	$2.13	8.02 years	$3,589,392
Granted	3,645,000	1.97
Outstanding at September 30, 2022	9,400,171	$2.07	7.81 years	$869,509
Exercisable at September 30, 2022	4,140,116	$2.42	6.58 years	$595,405

The weighted average grant date fair value of the options granted during the year ended September 30, 2021 was estimated at $1.34 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

The weighted average grant date fair value of the options granted during the year ended September 30, 2022 was estimated at $1.67 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the years ended September 30, 2022 and 2021 was $3,905,954 (including $133,332 for the NoveCite Stock Plan) and $1,454,979 (including $83,555 for the NoveCite Stock Plan), respectively.

At September 30, 2022, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $5,317,681 is expected to be recognized over a weighted average period of 1.92 years.

On November 5, 2020, the stockholders of NoveCite, approved NoveCite’s Stock Plan and under which 2,000,000 common shares of NoveCite were reserved. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of September 30, 2022, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no common shares of NoveCite available for future grants.

During the year ended September 30, 2021, NoveCite granted options to purchase 2,000,000 common shares to employees at a weighted average exercise price of $0.24 per share, of which 1,084,444 are exercisable as of September 30, 2022. The weighted average grant date fair value of the options granted during the year ended September 30, 2021 was estimated at $0.20 per share. All these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 8.39 years. At September 30, 2022, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $183,111 is expected to be recognized over a weighted average period of 1.45 years.

Warrants

The Company has reserved 38,325,489 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2022:

	Exercise price	Number	Expiration Dates
December 2017 Registered Direct/Private Placement Investors	$4.63	640,180	June 19, 2023
December 2017 Registered Direct/Private Placement Agent	5.87	89,625	December 19, 2022
March 2018 Registered Direct/Private Placement Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Registered Direct Offering Investors	1.23	3,091,192	July 27, 2026
January 2021 Registered Direct Offering Agent	1.62	351,623	July 27, 2026
February 2021 Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Offering Agent	1.88	2,506,396	February 19, 2026
		38,325,489

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

At September 30, 2022, the weighted average remaining life of the outstanding warrants is 2.89 years, all warrants are exercisable, and the aggregate intrinsic value for the warrants outstanding was $1,832,879.

Common Stock Reserved

A summary of common stock reserved for future issuances as of September 30, 2022 is as follows:

Stock plan options outstanding	9,400,171
Stock plan shares available for future grants	3,885,000
Warrants outstanding	38,325,489
Total	51,610,660

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

8. EMPLOYMENT AGREEMENTS

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

On April 12, 2022, the Company entered into an 18-month employment agreement with Myron Holubiak to serve as Executive Vice Chairman. Upon expiration, the agreement automatically renews for successive periods of one-year unless terminated pursuant to its terms. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

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

9. COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius will pay its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Year Ended September 30, 2022	Year Ended September 30, 2021
Operating lease cost	$238,822	$238,824
Variable lease cost	772	194
Total lease cost	$239,594	$239,018

Other information
Weighted-average remaining lease term - operating leases	3.1 Years	4.1 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2023	$244,165
2024	249,024
2025	253,883
2026	21,460
Total lease payments	768,532
Less: interest	(90,298)
Present value of lease liabilities	$678,234

Leases	Classification	September 30, 2022	September 30, 2021
Assets
Lease asset	Operating	$646,074	$822,828
Total lease assets		$646,074	$822,828

Liabilities
Current	Operating	$196,989	$177,237
Non-current	Operating	481,245	678,234
Total lease liabilities		$678,234	$855,471

Interest expense on the lease liability was $62,068 and $75,448 for the years ended September 30, 2022 and 2021, respectively.

Legal Proceedings

The Company is not involved in any litigation that it believes could have a material adverse effect on its financial position or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company’s executive officers, threatened against or affecting the Company or its officers or directors in their capacities as such.

10. INCOME TAXES

The Company recorded deferred income tax expense of $576,000 for the year ended September 30, 2022 related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the year ended September 30, 2021 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2022 and 2021 due to the following:

	2022	2021
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.3)%	(6.3)%
Permanent differences	1.8%	0.7%
Increase in the valuation reserve	27.2%	26.6%
	1.7%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2022	September 30, 2021
Deferred tax assets:
Net operating loss carryforward	$34,673,000	$25,508,000
Stock-based compensation	1,569,000	1,105,000
Other	3,689,000	2,564,000
Valuation allowance on deferred tax assets	(39,931,000)	(29,177,000)
Total deferred tax assets	—	—
Deferred tax liabilities:
In-process research and development	(5,561,800)	(4,985,800)
Total deferred tax liability	(5,561,800)	(4,985,800)
Net deferred tax liability	$(5,561,800)	$(4,985,800)

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. During the years ended September 30, 2022 and 2021, the valuation allowance increased by $10,754,000 and $12,257,000, respectively. The increase in the valuation allowance during the years ended September 30, 2022 and 2021 was primarily due to the Company’s net operating loss. At September 30, 2022, the Company has a federal net operating loss carryforward of approximately $121,000,000. Federal net operating loss carryforwards of approximately $35,000,000 begin expiring in 2034 and carryforwards of approximately $86,000,000 generated in tax years beginning after 2017 may be carried forward indefinitely.

As of September 30, 2022, the Company also has estimated federal research and development credits of $3,208,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2036.

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

11. SUBSEQUENT EVENTS

In November 2022, the Company was selected to participate in New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program, more commonly known as the Net Operating Loss (NOL) Program, and will receive $3.6 million in non-dilutive capital through the New Jersey Economic Development Authority (NJEDA). The Company expects to receive the funds by late 2022 or early 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2022, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written Code of Ethics and Business Conduct that applies to our directors, officers, and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the “Investors - Corporate Governance” section of our website, www.citiuspharma.com.

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2022 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	855,171	$6.65	—
2018 Omnibus Stock Incentive Plan	1,820,000	1.08	—
2020 Omnibus Stock Incentive Plan	1,870,000	1.13	—
2021 Omnibus Stock Incentive Plan	4,855,000	1.99	3,885,000
Total	9,400,171	$2.07	3,885,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.5	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
4.1	Form of Registration Rights Agreement between the Purchasers named therein and Citius Pharmaceuticals Holdings, Inc., dated September 12, 2014.	8-K	9/18/2014	10.2
4.2	Form of Investor Warrant, dated September 12, 2014.	8-K	9/18/2014	10.3
4.3	Form of Representative’s Warrant, dated August 3, 2017.	8-K	8/4/2017	4.2
4.4	Form of Investor Warrant, dated December 15, 2017.	8-K	12/19/2017	4.1
4.5	Form of Placement Agent Warrant, dated December 15, 2017.	8-K	12/19/2017	4.2
4.6	Form of Investor Warrant, dated March 28, 2018.	8-K	3/29/2018	4.1
4.7	Form of Placement Agent Warrant, dated March 28, 2018.	8-K	3/29/2018	4.2
4.8	Form of Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.1
4.9	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.10	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.3
4.11	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.12	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.13	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.14	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.15	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.16	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.17	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.18	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.19	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.20	Form of Investor Warrant issued January 27, 2021.	8-K	1/27/2021	4.1
4.21	Form of Placement Agent Warrant issued January 27, 2021.	8-K	1/27/2021	4.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.22	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.23	Form of Investor Warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.24	Form of Placement Agent Warrant issued February 19, 2021	8-K	2/19/2021	4.2
4.25	Description of Common Stock				X
10.1	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed April 12, 2022, effective May 1, 2022.	10-Q	5/12/2022	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5	Future Advance Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.1
10.6	Amended and Restated Demand Convertible Promissory Note between Leonard Mazur and Citius Pharmaceuticals, Inc., dated May 10, 2017.	10-Q	5/15/2017	10.3
10.7	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.8	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.9	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated December 15, 2017.	8-K	12/19/2017	10.1
10.10	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.11	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.12+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.13	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.14+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.3

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.15	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.16	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.17	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.18	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.19	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.20	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.21	Engagement letter, dated February 14, 2020, between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.2
10.22	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.23	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.+	10-K	12/16/2020	10.24
10.24	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.25	Engagement letter, dated January 23, 2021, between Citius Pharmaceuticals, Inc. and H. C. Wainwright & Co., LLC	8-K	1/27/2021	10.2
10.26	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.27	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.28	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	Form 10-K	12/15/2021	10.29
10.29+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	Form 10-K	12/15/2021	10.30
10.30+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	Form 10-K	12/15/2021	10.31
10.31+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	Form 10-K	12/15/2021	10.32
10.32+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	Form 10-K	12/15/2021	10.33
21	Subsidiaries.	Form 10-K	12/15/2021	21

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
EX-101.INS	XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 22, 2022	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Chief Executive Officer and Director	December 22, 2022
Leonard Mazur	(Principal Executive Officer)

/s/ Myron Holubiak	Executive Vice Chairman and Director	December 22, 2022
Myron Holubiak

/s/ Jaimie Bartushak	Chief Financial Officer	December 22, 2022
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 22, 2022
Suren Dutia

/s/ Carol Webb	Director	December 22, 2022
Carol Webb

/s/ William Kane	Director	December 22, 2022
William Kane

/s/ Howard Safir	Director	December 22, 2022
Howard Safir

/s/ Eugene Holuka	Director	December 22, 2022
Eugene Holuka