Form 10-Q
period 2022-12-31
Citius Pharmaceuticals, Inc.
filed 2023-02-10
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 10, 2023, there were 146,257,797 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$36,887,251	$41,711,690
Prepaid expenses	5,430,125	2,852,580
Total Current Assets	42,317,376	44,564,270

Property and equipment, net	3,370	4,100

Operating lease right-of-use asset, net	599,617	646,074

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$111,705,221	$113,999,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,537,578	$1,165,378
Accrued expenses	690,402	1,405,394
Accrued compensation	2,107,014	1,762,251
Operating lease liability	202,178	196,989
Total Current Liabilities	4,537,172	4,530,012

Deferred tax liability	5,705,800	5,561,800
Operating lease liability – noncurrent	428,568	481,245
Total Liabilities	10,671,540	10,573,057

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 146,211,130 shares issued and outstanding at December 31, 2022 and September 30, 2022	146,211	146,211
Additional paid-in capital	233,569,202	232,368,121
Accumulated deficit	(133,282,112)	(129,688,467)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	100,433,301	102,825,865
Non-controlling interest	600,380	600,380
Total Equity	101,033,681	103,426,245

Total Liabilities and Equity	$111,705,221	$113,999,302

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenues	$—	$—

Operating Expenses
Research and development	3,445,515	5,457,849
General and administrative	2,603,287	2,896,749
Stock-based compensation – general and administrative	1,201,081	904,604
Total Operating Expenses	7,249,883	9,259,202

Operating Loss	(7,249,883)	(9,259,202)

Other Income
Interest income	214,549	33,982
Gain on sale of New Jersey net operating losses	3,585,689	—
Total Other Income	3,800,238	33,982

Loss before Income Taxes	(3,449,645)	(9,225,220)
Income tax expense	144,000	—

Net Loss	$(3,593,645)	$(9,225,220)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Common Shares Outstanding
Basic and diluted	146,211,130	146,012,169

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2022	$—	146,211,130	$146,211	$232,368,121	$(129,688,467)	$102,825,865	$600,380	$103,426,245
Stock-based compensation expense	—	—	—	1,201,081	—	1,201,081	—	1,201,081
Net loss	—	—	—	—	(3,593,645)	(3,593,645)	—	(3,593,645)
Balance, December 31, 2022	$—	146,211,130	$146,211	$233,569,202	$(133,282,112)	$100,433,301	$600,380	$101,033,681

Balance, October 1, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	50,201	50	95,834	—	95,884	—	95,884
Stock-based compensation expense	—	—	—	904,604	—	904,604	—	904,604
Net loss	—	—	—	—	(9,225,220)	(9,225,220)	—	(9,225,220)
Balance, December 31, 2021	$—	146,029,630	$146,029	$229,084,633	$(105,273,041)	$123,957,621	$600,380	$124,558,001

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(3,593,645)	$(9,225,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,201,081	904,604
Issuance of common stock for services	—	95,884
Amortization of operating lease right-of-use asset	46,457	42,879
Depreciation	730	730
Deferred income tax expense	144,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,577,545)	217,852
Accounts payable	372,200	512,108
Accrued expenses	(714,992)	2,514,649
Accrued compensation	344,763	327,690
Operating lease liability	(47,488)	(42,698)
Net Cash Used In Operating Activities	(4,824,439)	(4,651,522)

Net Cash Used In Investing Activities	—	—

Net Cash Provided By Financing Activities	—	—

Net Change in Cash and Cash Equivalents	(4,824,439)	(4,651,522)
Cash and Cash Equivalents - Beginning of Period	41,711,690	70,072,946
Cash and Cash Equivalents - End of Period	$36,887,251	$65,421,424

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius,” the “Company,” “we” or “us”) is a late-stage pharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies.

On March 30, 2016, Citius acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary by issuing shares of its common stock.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% (7,500,000 shares) of the issued and outstanding capital stock (see Note 3).

On August 23, 2021, we formed Citius Acquisition Corp. (“Citius Acq.”), as a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK, which began operations in April 2022.

In-process research and development (“IPR&D”) consists of (i) the $19,400,000 acquisition value of LMB’s drug candidate Mino-Lok®, which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and (ii) the $40,000,000 acquisition value of the exclusive license for I/ONTAK (denileukin diftitox), which is a late-stage oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma, and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, LMB, and Citius Acq., and its majority-owned subsidiary NoveCite. Citius Acq. was inactive until April 1, 2022. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2022, and the results of its operations and cash flows for the three months ended December 31, 2022 and 2021. The operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”).

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

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under Accounting Standards Codification (“ASC”) 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of fiscal year 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $4,824,439 for the three months ended December 31, 2022. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $37,800,000 at December 31, 2022. The Company estimates that its available cash resources will be sufficient to fund its operations through February 2024.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond February 2024, including its development plans for I/ONTAK, Mino-Lok, Mino-Wrap, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval to market I/ONTAK and/or Mino-Lok and generate substantial revenue from the sale of I/ONTAK and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of I/ONTAK and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of I/ONTAK and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

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

Patent and Technology License Agreement – Mino-Wrap

On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants. We intend to develop Mino-Wrap as a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries. We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the U.S. Food and Drug Administration (“FDA”).

Under the license agreement, the Company paid an annual maintenance fee of $60,000 and $45,000 in January 2022 and 2021, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for the filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Novellus

On October 6, 2020, our subsidiary, NoveCite, signed an exclusive license agreement with subsidiary of Novellus Inc. (“Novellus”). Upon execution of the license agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense during the year ended September 30, 2021, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the original stock subscription agreement between Novellus and NoveCite, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). In connection with that transaction, the stock subscription agreement between Novellus and NoveCite was amended to assign to Brooklyn all of Novellus’s right, title, and interest in the stock subscription agreement and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership. In October 2022, Brooklyn changed its name to Eterna Therapeutics Inc. (“Eterna”).

Citius is responsible for the operational activities of NoveCite and bears all costs necessary to operate NoveCite. Citius’s officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. As such, NoveCite is accounted for as a consolidated subsidiary with a noncontrolling interest.

Eterna has no contractual rights in the profits or obligations to share in the losses of NoveCite, and the Company has not allocated any losses to the noncontrolling interest.

NoveCite is obligated to pay Novellus up to $51,000,000 upon the achievement of various regulatory and developmental milestones. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the sale of a licensed product. This royalty is subject to downward adjustment to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) the date on which a biosimilar product is first marketed, sold, or distributed in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Eterna an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, if Eterna receives any revenue involving the original cell line included in the licensed technology, then Eterna shall remit to NoveCite 50% of such revenue.

The term of the license agreement continues on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire royalty term. Either party may terminate the license agreement upon written notice if the other party is in material default. NoveCite may terminate the license agreement at any time without cause upon 90 days prior written notice.

Eterna will be responsible for preparing, filing, prosecuting, and maintaining all patent applications and patents included in the licensed patents in the territory, provided however, that if Eterna decides that it is not interested in maintaining a particular licensed patent or in preparing, filing, or prosecuting a licensed patent, NoveCite will have the right, but not the obligation, to assume such responsibilities in the territory at NoveCite’s sole cost and expense.

License Agreement with Eisai

In September 2021, the Company entered into a definitive agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) to acquire its exclusive license of I/ONTAK (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy’s exclusive license of I/ONTAK from Eisai Co., Ltd. (“Eisai”) and other related assets owned by Dr. Reddy’s. Citius’s exclusive license include rights to develop and commercialize I/ONTAK in all markets except for Japan and certain parts of Asia. Additionally, Citius retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for denileukin diftitox in Japan and most Asian countries. Citius paid $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for I/ONTAK for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a biologics license application (“BLA”) for I/ONTAK. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of the BLA for I/ONTAK with the FDA (which was filed in September 2022). Citius will be responsible for development costs associated with potential additional indications.

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

Also under the agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, (ii) initiate two investigator initiated immuno-oncology trials (which we initiated in June 2021 and September 2022, respectively), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

4. COMMON STOCK, STOCK OPTIONS AND WARRANTS

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

Stock Option Plans

Under our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors and consultants. As of December 31, 2022, options to purchase 855,171 shares were outstanding and no shares remain available for future grants.

Under our 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 common shares for issuance to employees, directors and consultants. As of December 31, 2022, options to purchase 1,820,000 shares were outstanding and no shares remain available for future grants.

Under our 2020 Omnibus Stock Incentive Plan and we reserved 3,110,000 common shares for issuance to employees, directors, and consultants. As of December 31, 2022, options to purchase 1,870,000 shares were outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Under our 2021 Omnibus Stock Incentive Plan and we reserved 8,740,000 shares for issuance to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of December 31, 2022, options to purchase 8,705,000 shares were outstanding and 35,000 shares were available for future grants. In November 2022, our Board approved the Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan (the “2023 Stock Plan”), subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan has reserved for issuance 12,000,000 shares of our common stock plus the 35,000 shares that remained available under the 2021 Stock Plan on February 7, 2023. As of the effective date of the 2023 Stock Plan, there were no more shares available for grant under the 2021 Stock Plan.

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

A summary of option activity under our stock option plans (excluding the NoveCite 2020 Omnibus Stock Incentive Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2022	9,400,171	$2.07	7.81 years	$869,509
Granted	3,850,000	1.25
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2022	13,250,171	$1.83	8.20 years	$169,237

Exercisable at December 31, 2022	6,057,254	$2.18	6.96 years	$169,237

On October 4, 2022, the Board of Directors granted options to purchase 3,375,000 shares to employees, 375,000 shares to directors and 50,000 shares to a consultant at $1.25 per share. On November 8, 2022, the Board of Directors granted options to purchase 50,000 shares to a consultant at $1.04 per share. The weighted average grant date fair value of the options granted during the three months ended December 31, 2022 was estimated at $0.97 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

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

Stock-based compensation expense for the three months ended December 31, 2022 and 2021 was $1,201,081 (including $33,333 for the NoveCite Stock Plan) and $904,604 (including $33,333 for the NoveCite Stock Plan), respectively.

At December 31, 2022, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $7,877,302 is expected to be recognized over a weighted average period of 2.1 years.

Under the NoveCite Stock Plan, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of December 31, 2022, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no shares available for future grants.

As of December 31, 2022, NoveCite has options outstanding to purchase 2,000,000 common shares at a weighted average exercise price of $0.24 per share, of which 1,251,111 are exercisable. All of these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 8.1 years. At December 31, 2022, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $149,777 is expected to be recognized over a weighted average period of 1.2 years.

Warrants

As of December 31, 2022, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Date
December 2017 Registered Direct/Private Placement Investors	$4.63	640,180	June 19, 2023
March 2018 Registered Direct/Private Placement Investors	2.86	218,972	October 2, 2023
March 2018 Registered Direct/Private Placement Agent	3.73	46,866	March 28, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Private Placement Investors	1.23	3,091,192	July 27, 2026
January 2021 Private Placement Agent	1.62	351,623	July 27, 2026
February 2021 Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Offering Agent	1.88	2,506,396	February 19, 2026
		38,235,864

At December 31, 2022, the weighted average remaining life of the outstanding warrants is 2.6 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $55,866.

Common Stock Reserved

A summary of common stock reserved for future issuances as of December 31, 2022 is as follows:

Stock plan options outstanding	13,250,171
Stock plan shares available for future grants	35,000
Warrants outstanding	38,235,864
Total	51,521,035

5. OPERATING LEASE

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius pays its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Operating lease cost	$59,707	$59,705
Variable lease cost	1,158	—
Total lease cost	$60,865	$59,705

Other information
Weighted-average remaining lease term - operating leases	2.8 Years	3.8 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of December 31, 2022 is as follows:

Year Ending September 30,	December 31, 2022
2023 (excluding the 3 months ended December 31, 2022)	$183,427
2024	249,024
2025	253,883
2026	21,460
Total lease payments	707,794
Less: interest	(77,048)
Present value of lease liabilities	$630,746

Leases	Classification	December 31, 2022	September 30, 2022
Assets
Lease asset	Operating	$599,617	$646,074
Total lease assets		$599,617	$646,074

Liabilities
Current	Operating	$202,178	$196,989
Non-current	Operating	428,568	481,245
Total lease liabilities		$630,746	$678,234

Interest expense on the lease liability was $13,250 and $16,826 for the three months ended December 31, 2022 and 2021, respectively.

6. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $3,585,689 for the three months ended December 31, 2022 in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

7. SUBSEQUENT EVENTS

The Company held its annual meeting of stockholders on February 7, 2023. Pursuant to this, the Company’s stockholders approved the 2023 Omnibus Stock Incentive Plan (the “2023 Plan”) which reserved 12,000,000 shares plus the 35,000 remaining shares from the 2021 Omnibus Stock Incentive Plan for a maximum of 12,035,000 shares in total.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2022 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

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

In-process research and development of $19,400,000 represents the value of LMB’s drug candidate Mino-Lok, which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for I/ONTAK (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Through December 31, 2022, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

Mino-Wrap - On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants. We intend to develop Mino-Wrap as a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries. We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the FDA.

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited (“Novellus”), whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on the Novelllus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, NoveCite paid an upfront payment of $5,000,000 to Novellus issued to Novellus shares of Novecite’s common stock representing 25% of NoveCite’s currently outstanding equity. We own the other 75% of NoveCite’s currently outstanding equity.

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

Under the license agreement, NoveCite is obligated to pay Novellus up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Novellus or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Novellus an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Novellus receives any revenue involving the original cell line included in the licensed technology, then Novellus shall remit to NoveCite 50% of such revenue.

I/ONTAK - In September 2021, the Company entered into a definitive agreement with Dr. Reddy’s to acquire its exclusive license of I/ONTAK (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy’s exclusive license of I/ONTAL from Eisai and other related assets owned by Dr. Reddy’s. Citius’s exclusive license rights include rights to develop and commercialize I/ONTAK in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for denileukin diftitox in Japan and Asia. Dr. Reddy’s received a $40 million upfront payment and is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of a BLA for I/ONTAK with the FDA. Citius will be responsible for development costs associated with potential additional indications.

RESULTS OF OPERATIONS

Three months ended December 31, 2022 compared with the three months ended December 31, 2021

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Revenues	$—	$—

Operating expenses:
Research and development	3,445,515	5,457,849
General and administrative	2,603,287	2,896,749
Stock-based compensation expense	1,201,081	904,604
Total operating expenses	7,249,883	9,259,202

Operating loss	(7,249,883)	(9,259,202)
Interest income	214,549	33,982
Gain on sale of New Jersey net operating losses	3,585,689	—
Loss before income taxes	(3,449,645)	(9,225,220)
Income tax expense	144,000	—
Net loss	$(3,593,645)	$(9,225,220)

Revenues

We did not generate any revenues for the three months ended December 31, 2022 or 2021.

Research and Development Expenses

For the three months ended December 31, 2022, research and development expenses were $3,445,515 as compared to $5,457,849 during the three months ended December 31, 2021, a decrease of $2,012,334.

Research and development costs for Mino-Lok increased by $192,002 to $1,167,655 for the three months ended December 31, 2022 as compared to $975,653 for the three months ended December 31, 2021, due primarily to increased costs associated with the addition of Biorasi, LLC (“Biorasi”), a global clinical research organization (CRO), to help expand the Company’s Phase 3 Mino-Lok trial to additional sites outside the United States.

Research and development costs for Halo-Lido decreased by $229,051 to $768,526 for the three months ended December 31, 2022 as compared to $997,577 for the three months ended December 31, 2021 due to start-up costs associated with the Phase 2b trial incurred in the three months ended December 31, 2021.

Research and development costs for I/ONTAK were $934,284 during the three months ended December 31, 2022 as compared to $2,937,795 for the three months ended December 31, 2021. The $2,003,511 decrease in expenses was primarily due to the completion and filing of our BLA with the FDA in September 2022.

We expect that research and development expenses will stabilize in fiscal 2023 as we focus on the commercialization of I/ONTAK, and complete our Phase 3 trial for Mino-Lok and our Phase 2b trial for Halo-Lido.

General and Administrative Expenses

For the three months ended December 31, 2022, general and administrative expenses were $2,603,287 as compared to $2,896,749 during the three months ended December 31, 2021. General and administrative expenses decreased by $293,462 in comparison with the prior period. The primary reasons for the decrease were reduced costs for performance bonuses and investor relations expenses. The decreases were partially offset by an increase in payroll expenses for new employees. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2022, stock-based compensation expense was $1,201,081 as compared to $904,604 for the three months ended December 31, 2021. For the three months ended December 31, 2022 and 2021, stock-based compensation includes $33,333 in expense for the NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $296,477 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income

Interest income for the three months ended December 31, 2022 was $214,549 as compared to interest income of $33,982 for the prior period. The increase is due to higher interest rates on the investment of the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

Other income for the three months ended December 31, 2022 consists of the $3,585,689 gain recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $144,000 for the three months ended December 31, 2022, related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the three months ended December 31, 2021 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

Net Loss

For the three months ended December 31, 2022, we incurred a net loss of $3,593,645, compared to a net loss for the three months ended December 31, 2021 of $9,225,220. The $5,631,575 decrease in the net loss was primarily due to the increase of $3,766,256 in other income and the $2,012,334 decrease in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $3,593,645 for the three months ended December 31, 2022. At December 31, 2022, Citius had an accumulated deficit of $133,282,112. Citius’ net cash used in operations during the three months ended December 31, 2022 was $4,824,439.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $37,800,000 at December 31, 2022. At December 31, 2022, Citius had cash and cash equivalents of $36,887,251 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

Based on our cash and cash equivalents at December 31, 2022, we expect that we will have sufficient funds to continue our operations through February 2024. We expect to need to raise additional capital in the future to support our operations beyond February 2024. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2022, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 22, 2022.

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

CITIUS PHARMACEUTICALS, INC.

Date: February 10, 2023	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2023	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)