Form 10-Q
period 2023-03-31
Citius Pharmaceuticals, Inc.
filed 2023-05-12
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 10, 2023, there were 158,857,798 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$29,065,522	$41,711,690
Prepaid expenses	5,835,602	2,852,580
Total Current Assets	34,901,124	44,564,270

Property and equipment, net	2,639	4,100

Operating lease right-of-use asset, net	552,205	646,074

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$104,240,826	$113,999,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,725,593	$1,165,378
Accrued expenses	2,250,836	1,405,394
Accrued compensation	1,025,777	1,762,251
Operating lease liability	207,471	196,989
Total Current Liabilities	6,209,677	4,530,012

Deferred tax liability	5,849,800	5,561,800
Operating lease liability – noncurrent	374,831	481,245
Total Liabilities	12,434,308	10,573,057

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 146,357,797 and 146,211,130 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	146,358	146,211
Additional paid-in capital	234,867,917	232,368,121
Accumulated deficit	(143,808,137)	(129,688,467)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	91,206,138	102,825,865
Non-controlling interest	600,380	600,380
Total Equity	91,806,518	103,426,245

Total Liabilities and Equity	$104,240,826	$113,999,302

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	4,726,855	3,452,210	8,172,370	8,910,059
General and administrative	4,792,850	3,117,417	7,396,137	6,014,166
Stock-based compensation – general and administrative	1,165,595	1,020,998	2,366,676	1,925,602
Total Operating Expenses	10,685,300	7,590,625	17,935,183	16,849,827

Operating Loss	(10,685,300)	(7,590,625)	(17,935,183)	(16,849,827)

Other Income
Interest income	303,275	29,571	517,824	63,553
Gain on sale of New Jersey net operating losses	—	—	3,585,689	—
Total Other Income	303,275	29,571	4,103,513	63,553

Loss before Income Taxes	(10,382,025)	(7,561,054)	(13,831,670)	(16,786,274)
Income tax expense	144,000	—	288,000	—

Net Loss	$(10,526,025)	$(7,561,054)	$(14,119,670)	$(16,786,274)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.05)	$(0.10)	$(0.11)

Weighted Average Common Shares Outstanding
Basic and diluted	146,251,945	146,041,852	146,231,313	146,026,847

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2022	$—	146,211,130	$146,211	$232,368,121	$(129,688,467)	$102,825,865	$600,380	$103,426,245
Stock-based compensation expense	—	—	—	1,201,081	—	1,201,081	—	1,201,081
Net loss	—	—	—	—	(3,593,645)	(3,593,645)	—	(3,593,645)
Balance, December 31, 2022	—	146,211,130	146,211	233,569,202	$(133,282,112)	$100,433,301	$600,380	$101,033,681
Issuance of common stock for services	—	100,000	100	101,900	—	102,000	—	102,000
Issuance of common stock upon exercise of stock options	—	46,667	47	31,220	—	31,267	—	31,267
Stock-based compensation expense	—	—	—	1,165,595	—	1,165,595	—	1,165,595
Net loss	—	—	—	—	(10,526,025)	(10,526,025)	—	(10,526,025)
Balance, March 31, 2023	$—	146,357,797	$146,358	$234,867,917	$(143,808,137)	$91,206,138	$600,380	$91,806,518

Balance, October 1, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	50,201	50	95,834	—	95,884	—	95,884
Stock-based compensation expense	—	—	—	904,604	—	904,604	—	904,604
Net loss	—	—	—	—	(9,225,220)	(9,225,220)	—	(9,225,220)
Balance, December 31, 2021	—	146,029,630	146,029	229,084,633	(105,273,041)	123,957,621	600,380	124,558,001
Issuance of common stock for services	—	100,000	100	177,900	—	178,000	—	178,000
Stock-based compensation expense	—	—	—	1,020,998	—	1,020,998	—	1,020,998
Net loss	—	—	—	—	(7,561,054)	(7,561,054)	—	(7,561,054)
Balance, March 31, 2022	$—	146,129,630	$146,129	$230,283,531	$(112,834,095)	$117,595,565	$600,380	$118,195,945

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(14,119,670)	$(16,786,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,366,676	1,925,602
Issuance of common stock for services	102,000	273,884
Amortization of operating lease right-of-use asset	93,869	86,619
Depreciation	1,461	1,461
Deferred income tax expense	288,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,983,022)	238,295
Accounts payable	1,560,215	428,033
Accrued expenses	845,442	714,669
Accrued compensation	(736,474)	(1,112,750)
Operating lease liability	(95,932)	(86,253)
Net Cash Used In Operating Activities	(12,677,435)	(14,316,714)

Cash Flows From Financing Activities:
Proceeds from common stock option exercise	31,267	—
Net Cash Provided By Financing Activities	31,267	—

Net Change in Cash and Cash Equivalents	(12,646,168)	(14,316,714)
Cash and Cash Equivalents - Beginning of Period	41,711,690	70,072,946
Cash and Cash Equivalents - End of Period	$29,065,522	$55,756,232

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2023, and the results of its operations and cash flows for the three and six month periods ended March 31, 2023 and 2022. The operating results for the three and six month periods ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”).

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

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $12,677,435 for the six months ended March 31, 2023. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $28,700,000 at March 31, 2023. After giving effect to the closing of its registered direct offering on May 8, 2023, in which it raised gross proceeds of $15,000,000, the Company estimates that its available cash resources will be sufficient to fund its operations through May 2024.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond May 2024, including its development plans for I/ONTAK, Mino-Lok, Mino-Wrap, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval to market I/ONTAK and/or Mino-Lok and generate substantial revenue from the sale of I/ONTAK and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of I/ONTAK and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of I/ONTAK and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

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

Under the license agreement, the Company paid an annual maintenance fee of $75,000 and $60,000 in January 2023 and 2022, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for the filing, prosecution and maintenance of all patents. Unless earlier terminated by Licensor, based upon the failure by us to achieve certain development and commercial milestones or for various breaches by us, the agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Novellus

On October 6, 2020, our subsidiary, NoveCite, signed an exclusive license agreement with a subsidiary of Novellus Inc. (“Novellus”). Upon execution of the license agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense during the year ended September 30, 2021, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the original stock subscription agreement between Novellus and NoveCite, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

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

Eterna has no operational or financial responsibility to NoveCite, and the Company has not allocated any losses to the noncontrolling interest.

NoveCite is obligated to pay Eterna up to $51,000,000 upon the achievement of various regulatory and developmental milestones. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the sale of a licensed product. This royalty is subject to downward adjustment to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) the date on which a biosimilar product is first marketed, sold, or distributed in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Eterna an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

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

On March 27, 2023, the Company issued 100,000 shares of common stock for media, public and investor relations services and expensed the $102,000 fair value of the common stock issued.

Stock Option Plans

Under our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors and consultants. As of March 31, 2023, options to purchase 855,171 shares were outstanding and no shares remain available for future grants.

Under our 2018 Omnibus Stock Incentive Plan and we reserved 2,000,000 common shares for issuance to employees, directors and consultants. As of March 31, 2023, options to purchase 1,733,333 shares were outstanding and no shares remain available for future grants.

Under our 2020 Omnibus Stock Incentive Plan and we reserved 3,110,000 common shares for issuance to employees, directors, and consultants. As of March 31, 2023, options to purchase 1,870,000 shares were outstanding and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Under our 2021 Omnibus Stock Incentive Plan and we reserved 8,740,000 shares for issuance to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of March 31, 2023, options to purchase 8,705,000 shares were outstanding and the remaining 35,000 shares were transferred to the 2023 Omnibus Stock Incentive Plan (the “2023 Stock Plan”).

In November 2022, our Board approved the Citius Pharmaceuticals, Inc. 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan has reserved for issuance 12,035,000 shares of our common stock. As of March 31, 2023, options to purchase 225,000 shares were outstanding under the 2023 Stock Plan and 11,810,000 share remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite 2020 Omnibus Stock Incentive Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2022	9,400,171	$2.07	7.81 years	$869,509
Granted	4,075,000	1.26
Exercised	(46,667)	0.67		34,067
Forfeited or expired	—	—
Outstanding at March 31, 2023	13,428,504	$1.83	7.99 years	$750,721

Exercisable at March 31, 2023	6,179,962	$2.17	6.76 years	$688,121

On October 4, 2022, the Board of Directors granted options to purchase 3,375,000 shares to employees, 375,000 shares to directors and 50,000 shares to a consultant at $1.25 per share. On November 8, 2022, the Board of Directors granted options to purchase 50,000 shares to a consultant at $1.04 per share. On February 7, 2023, the Board of Directors granted options to purchase 150,000 shares to an employee and 75,000 shares to a director at $1.42 per share. The weighted average grant date fair value of the options granted during the six months ended March 31, 2023 was estimated at $0.97 per share. All of these options vest over terms of 12 to 36 months and have a term of 10 years.

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

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $1,165,595 (including $33,333 for the NoveCite Stock Plan) and $1,020,998 (including $33,333 for the NoveCite Stock Plan), respectively. Stock-based compensation expense for the six months ended March 31, 2023 and 2022 was $2,366,676 (including $66,666 for the NoveCite Stock Plan) and $1,925,602 (including $66,666 for the NoveCite Stock Plan), respectively.

At March 31, 2023, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $6,989,559 is expected to be recognized over a weighted average period of 1.9 years.

Under the NoveCite Stock Plan, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of March 31, 2023, there were options outstanding to purchase 2,000,000 common shares of NoveCite and no shares available for future grants.

As of March 31, 2023, NoveCite has options outstanding to purchase 2,000,000 common shares at a weighted average exercise price of $0.24 per share, of which 1,417,778 are exercisable. All of these options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 7.9 years. At March 31, 2023, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $116,444 is expected to be recognized over a weighted average period of 1.0 years.

Warrants

As of March 31, 2023, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

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
		38,188,998

At March 31, 2023, the weighted average remaining life of the outstanding warrants is 2.4 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $1,489,687.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2023 is as follows:

Stock plan options outstanding	13,428,504
Stock plan shares available for future grants	11,810,000
Warrants outstanding	38,188,998
Total	63,427,502

5. OPERATING LEASE

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius pays its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Operating lease cost	$119,412	$119,411
Variable lease cost	2,363	—
Total lease cost	$121,775	$119,411

Other information
Weighted-average remaining lease term - operating leases	2.6 Years	3.6 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of March 31, 2023 is as follows:

Year Ending September 30,	March 31, 2023
2023 (excluding the 6 months ended March 31, 2023)	$122,690
2024	249,024
2025	253,883
2026	21,460
Total lease payments	647,057
Less: interest	(64,755)
Present value of lease liabilities	$582,302

Leases	Classification	March 31, 2023	September 30, 2022
Assets
Lease asset	Operating	$552,205	$646,074
Total lease assets		$552,205	$646,074

Liabilities
Current	Operating	$207,471	$196,989
Non-current	Operating	374,831	481,245
Total lease liabilities		$582,302	$678,234

Interest expense on the lease liability was $25,543 and $32,792 for the six months ended March 31, 2023 and 2022, respectively.

6. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $3,585,689 for the six months ended March 31, 2023 in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

7. SUBSEQUENT EVENTS

On May 4, 2023, the Company entered into definitive agreements with certain healthcare-focused and institutional investors for the purchase of an aggregate of 12,500,001 shares of its common stock and accompanying warrants to purchase up to an aggregate of 12,500,001 shares of its common stock, at a purchase price of $1.20 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $1.50 per share, will be exercisable six months from the date of issuance, and will expire five years from the date of issuance.

The closing of the offering occurred on May 8, 2023, in which the aggregate gross proceeds were $15.0 million before deducting the placement agent fees and other offering expenses payable by the Company.

The Company also issued 875,000 warrants to the placement agent as part of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six month periods ended March 31, 2023 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

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

Through March 31, 2023, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

Under the license agreement, NoveCite is obligated to pay Eterna up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Novellus or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Novellus an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Eterna receives any revenue involving the original cell line included in the licensed technology, then Eterna shall remit to NoveCite 50% of such revenue.

I/ONTAK – In September 2021, the Company entered into a definitive agreement with Dr. Reddy’s to acquire its exclusive license of I/ONTAK (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared with the three months ended March 31, 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues	$—	$—

Operating expenses:
Research and development	4,726,855	3,452,210
General and administrative	4,792,850	3,117,417
Stock-based compensation expense	1,165,595	1,020,998
Total operating expenses	10,685,300	7,590,625

Operating loss	(10,685,300)	(7,590,625)
Interest income	303,275	29,571
Loss before income taxes	(10,382,025)	(7,561,054)
Income tax expense	144,000	—
Net loss	$(10,526,025)	$(7,561,054)

Revenues

We did not generate any revenues for the three months ended March 31, 2023 or 2022.

Research and Development Expenses

For the three months ended March 31, 2023, research and development expenses were $4,726,855 as compared to $3,452,210 during the three months ended March 31, 2022, an increase of $1,274,645.

Research and development costs for Mino-Lok increased by $143,461 to $1,050,093 for the three months ended March 31, 2023 as compared to $906,632 for the three months ended March 31, 2022, due primarily to increased costs associated with the addition of Biorasi, LLC (“Biorasi”), a global clinical research organization (CRO), to help expand the Company’s Phase 3 Mino-Lok trial to additional sites outside the United States.

Research and development costs for Halo-Lido increased by $1,258,672 to $1,962,572 for the three months ended March 31, 2023 as compared to $703,900 for the three months ended March 31, 2022 due to higher costs associated with the Phase 2b trial incurred in the three months ended March 31, 2023. On April 3, 2023, Citius announced that enrollment in the Phase 2b trial has been completed. Results of the study are anticipated by the end of the second quarter of 2023.

Research and development costs for I/ONTAK were $1,402,908 during the three months ended March 31, 2023 as compared to $1,582,571 for the three months ended March 31, 2022. The $179,663 decrease in expenses was primarily due to the completion and filing of our BLA with the FDA in September 2022.

We expect that research and development expenses will stabilize in fiscal 2023 as we focus on the commercialization of I/ONTAK, and complete our Phase 3 trial for Mino-Lok and our Phase 2b trial for Halo-Lido.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses were $4,792,850 as compared to $3,117,417 during the three months ended March 31, 2022. General and administrative expenses increased by $1,675,433 in comparison with the prior period. The primary reasons for the increase were costs associated with pre-launch and market research activities associated with I/ONTAK General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2023, stock-based compensation expense was $1,165,595 as compared to $1,020,998 for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, stock-based compensation includes $33,333 in expense for the NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $144,597 in comparison to the prior year period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income

Interest income for the three months ended March 31, 2023 was $303,275 as compared to interest income of $29,571 for the prior period. The increase is due to higher interest rates.

Income Taxes

The Company recorded deferred income tax expense of $144,000 for the three months ended March 31, 2023, related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the three months ended March 31, 2022 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

Net Loss

For the three months ended March 31, 2023, we incurred a net loss of $10,526,025, compared to a net loss for the three months ended March 31, 2022 of $7,561,054. The $2,964,971 increase in the net loss was primarily due to the increase of $1,274,645 in research and development expenses and an increase of $1,675,433 in general and administrative expenses.

Six months ended March 31, 2023 compared with the six months ended March 31, 2022

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Revenues	$—	$—

Operating expenses:
Research and development	8,172,370	8,910,059
General and administrative	7,396,137	6,014,166
Stock-based compensation expense	2,366,676	1,925,602
Total operating expenses	17,935,183	16,849,827

Operating loss	(17,935,183)	(16,849,827)
Interest income	517,824	63,553
Gain on sale of New Jersey net operating losses	3,585,689	—
Loss before income taxes	(13,831,670)	(16,786,274)
Income tax expense	288,000	—
Net loss	$(14,119,670)	$(16,786,274)

Revenues

We did not generate any revenues for the six months ended March 31, 2023 or 2022.

Research and Development Expenses

For the six months ended March 31, 2023, research and development expenses were $8,172,370 as compared to $8,910,059 during the six months ended March 31, 2022, a decrease of $737,689.

Research and development costs for Mino-Lok increased by $335,463 to $2,217,748 for the six months ended March 31, 2023 as compared to $1,882,285 for the six months ended March 31, 2022, due primarily to increased costs associated with the addition of Biorasi, LLC (“Biorasi”), a global clinical research organization (CRO), to help expand the Company’s Phase 3 Mino-Lok trial to additional sites outside the United States.

Research and development costs for Halo-Lido increased by $1,029,621 to $2,731,098 for the six months ended March 31, 2023 as compared to $1,701,477 for the six months ended March 31, 2022 due to higher costs associated with the Phase 2b trial incurred in the six months ended March 31, 2023. On April 3, 2023, Citius announced that enrollment in the Phase 2b trial has been completed. Results of the study are anticipated by the end of the second quarter of 2023.

Research and development costs for I/ONTAK were $2,831,453 during the six months ended March 31, 2023 as compared to $4,520,365 for the six months ended March 31, 2022. The $1,688,912 decrease in expenses was primarily due to costs associated with the completed I/ONTAK phase 3 clinical trial which were incurred in the six months ended March 31, 2022.

We expect that research and development expenses will stabilize in fiscal 2023 as we focus on the commercialization of I/ONTAK, and complete our Phase 3 trial for Mino-Lok and our Phase 2b trial for Halo-Lido.

General and Administrative Expenses

For the six months ended March 31, 2023, general and administrative expenses were $7,396,137 as compared to $6,014,166 during the six months ended March 31, 2022. General and administrative expenses increased by $1,381,971 in comparison with the prior period. The primary reason for the increase were costs associated with pre-launch and market research activities associated with I/ONTAK. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2023, stock-based compensation expense was $2,366,676 as compared to $1,925,602 for the six months ended March 31, 2022. For the six months ended March 31, 2023 and 2022, stock-based compensation includes $66,666 in expense for the NoveCite stock option plan. Stock-based compensation expense for the most recently completed six months increased by $441,074 in comparison to the prior year period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income

Interest income for the six months ended March 31, 2023 was $517,824 as compared to interest income of $63,553 for the prior period. The increase is due to higher interest rates.

Other income for the six months ended March 31, 2023 consists of the $3,585,689 gain recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $288,000 for the six months ended March 31, 2023, related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the six months ended March 31, 2022 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

Net Loss

For the six months ended March 31, 2023, we incurred a net loss of $14,119,670, compared to a net loss for the six months ended March 31, 2022 of $16,786,274. The $2,666,604 decrease in the net loss was primarily due to the increase of $4,039,960 in other income offset by an aggregate increase in operating expenses of $1,085,356 and a $288,000 increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $14,119,670 for the six months ended March 31, 2023. At March 31, 2023, Citius had an accumulated deficit of $143,808,137. Citius’ net cash used in operations during the six months ended March 31, 2023 was $12,677,435.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the Company had working capital of approximately $28,700,000 at March 31, 2023. At March 31, 2023, Citius had cash and cash equivalents of $29,065,522 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance and investor relations expenses.

Based on our cash and cash equivalents at March 31, 2023, and after giving effect to the closing of our registered direct offering on May 8, 2023, in which we raised gross proceeds of $15,000,000, we expect that we will have sufficient funds to continue our operations through May 2024. We expect to need to raise additional capital in the future to support our operations beyond May 2024. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2023, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2023, we issued 100,000 shares of our common stock to a consultant for investor relations services pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.*+

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 12, 2023	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)