Form 10-Q
period 2023-06-30
Citius Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1506251

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 10, 2023, there were 158,857,798 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2023

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries Citius Pharmaceuticals, LLC, Leonard-Meron Biosciences, Inc., Citius Oncology, Inc. (formerly Citius Acquisition Corp.), and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$33,281,830	$41,711,690
Prepaid expenses	7,832,320	2,852,580
Total Current Assets	41,114,150	44,564,270

Property and equipment, net	2,010	4,100

Operating lease right-of-use asset, net	503,817	646,074

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$110,404,835	$113,999,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,079,667	$1,165,378
Accrued expenses	892,874	1,405,394
Accrued compensation	1,605,445	1,762,251
Operating lease liability	212,871	196,989
Total Current Liabilities	5,790,857	4,530,012

Deferred tax liability	5,993,800	5,561,800
Operating lease liability – noncurrent	320,011	481,245
Total Liabilities	12,104,668	10,573,057

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 158,857,798 and 146,211,130 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	158,858	146,211
Additional paid-in capital	249,828,398	232,368,121
Accumulated deficit	(152,287,469)	(129,688,467)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	97,699,787	102,825,865
Non-controlling interest	600,380	600,380
Total Equity	98,300,167	103,426,245

Total Liabilities and Equity	$110,404,835	$113,999,302

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	3,764,675	4,888,192	11,937,045	13,798,251
General and administrative	3,733,326	3,024,783	11,129,463	9,038,949
Stock-based compensation – general and administrative	1,174,111	1,003,677	3,540,787	2,929,279
Total Operating Expenses	8,672,112	8,916,652	26,607,295	25,766,479

Operating Loss	(8,672,112)	(8,916,652)	(26,607,295)	(25,766,479)

Other Income
Interest income	336,780	53,020	854,604	116,573
Gain on sale of New Jersey net operating losses	—	—	3,585,689	—
Total Other Income	336,780	53,020	4,440,293	116,573

Loss before Income Taxes	(8,335,332)	(8,863,632)	(22,167,002)	(25,649,906)
Income tax expense	144,000	—	432,000	—

Net Loss	$(8,479,332)	$(8,863,632)	$(22,599,002)	$(25,649,906)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.06)	$(0.15)	$(0.18)

Weighted Average Common Shares Outstanding
Basic and diluted	153,775,380	146,129,630	148,746,002	146,061,108

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, October 1, 2022	$—	146,211,130	$146,211	$232,368,121	$(129,688,467)	$102,825,865	$600,380	$103,426,245
Stock-based compensation expense	—	—	—	1,201,081	—	1,201,081	—	1,201,081
Net loss	—	—	—	—	(3,593,645)	(3,593,645)	—	(3,593,645)
Balance, December 31, 2022	—	146,211,130	146,211	233,569,202	$(133,282,112)	$100,433,301	$600,380	$101,033,681
Issuance of common stock for services	—	100,000	100	101,900	—	102,000	—	102,000
Issuance of common stock upon exercise of stock options	—	46,667	47	31,220	—	31,267	—	31,267
Stock-based compensation expense	—	—	—	1,165,595	—	1,165,595	—	1,165,595
Net loss	—	—	—	—	(10,526,025)	(10,526,025)	—	(10,526,025)
Balance, March 31, 2023	—	146,357,797	146,358	234,867,917	(143,808,137)	91,206,138	600,380	91,806,518
Issuance of common stock in registered direct offering, net of costs of $1,201,131	—	12,500,001	12,500	13,786,370	—	13,798,870	—	13,798,870
Stock-based compensation expense	—	—	—	1,174,111	—	1,174,111	—	1,174,111
Net loss	—	—	—	—	(8,479,332)	(8,479,332)	—	(8,479,332)
Balance, June 30, 2023	$—	158,857,798	$158,858	$249,828,398	$(152,287,469)	$97,699,787	$600,380	$98,300,167

Balance, October 1, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	50,201	50	95,834	—	95,884	—	95,884
Stock-based compensation expense	—	—	—	904,604	—	904,604	—	904,604
Net loss	—	—	—	—	(9,225,220)	(9,225,220)	—	(9,225,220)
Balance, December 31, 2021	—	146,029,630	146,029	229,084,633	(105,273,041)	123,957,621	600,380	124,558,001
Issuance of common stock for services	—	100,000	100	177,900	—	178,000	—	178,000
Stock-based compensation expense	—	—	—	1,020,998	—	1,020,998	—	1,020,998
Net loss	—	—	—	—	(7,561,054)	(7,561,054)	—	(7,561,054)
Balance, March 31, 2022	—	146,129,630	146,129	230,283,531	(112,834,095)	117,595,565	600,380	118,195,945
Stock-based compensation expense	—	—	—	1,003,677	—	1,003,677	—	1,003,677
Net loss	—	—	—	—	(8,863,632)	(8,863,632)	—	(8,863,632)
Balance, June 30, 2022	$—	146,129,630	$146,129	$231,287,208	$(121,697,727)	$109,735,610	$600,380	$110,335,990

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(22,599,002)	$(25,649,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,540,787	2,929,279
Issuance of common stock for services	102,000	273,884
Amortization of operating lease right-of-use asset	142,257	131,235
Depreciation	2,090	2,192
Deferred income tax expense	432,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(4,979,740)	(48,915)
Accounts payable	1,914,289	413,425
Accrued expenses	(512,520)	679,239
Accrued compensation	(156,806)	(628,499)
Operating lease liability	(145,352)	(130,686)
Net Cash Used In Operating Activities	(22,259,997)	(22,028,752)

Cash Flows From Financing Activities:
Net proceeds from registered direct offering	13,798,870	—
Proceeds from common stock option exercise	31,267	—
Net Cash Provided By Financing Activities	13,830,137	—

Net Change in Cash and Cash Equivalents	(8,429,860)	(22,028,752)
Cash and Cash Equivalents - Beginning of Period	41,711,690	70,072,946
Cash and Cash Equivalents - End of Period	$33,281,830	$48,044,194

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

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

On August 23, 2021, we formed Citius Acquisition Corp., as a wholly-owned subsidiary in conjunction with the acquisition of I/ONTAK, which began operations in April 2022. On May 2, 2023, Citius Acquisition changed its name to Citius Oncology, Inc. (“Citius Oncology”). Citius has obtained the trade name of Lymphir for I/ONTAK and it is referred to as Lymphir in this Form 10-Q.

In-process research and development (“IPR&D”) consists of (i) the $19,400,000 acquisition value of LMB’s drug candidate Mino-Lok®, which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and (ii) the $40,000,000 acquisition value of the exclusive license for Lymphir (denileukin diftitox), which is a late-stage oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma, and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, LMB, and Citius Oncology (formerly Citius Acquisition, Inc.), and its majority-owned subsidiary NoveCite. Citius Oncology was inactive until April 1, 2022. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2023, and the results of its operations and cash flows for the three and nine month periods ended June 30, 2023 and 2022. The operating results for the three- and nine-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”).

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

2. LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $22,259,997 for the nine months ended June 30, 2023. As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021 and the registered direct offering in May 2023, the Company had working capital of approximately $35,323,293 at June 30, 2023. The Company estimates that its available cash resources will be sufficient to fund its operations through August 2024.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond August 2024, including its development plans for Lymphir, Mino-Lok, Mino-Wrap, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval to market Lymphir and/or Mino-Lok and generate substantial revenue from the sale of Lymphir and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of Lymphir and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of Lymphir and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

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

License Agreement with Eisai

In September 2021, the Company entered into a definitive agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) to acquire its exclusive license of Lymphir (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy’s exclusive license of Lymphir from Eisai Co., Ltd. (“Eisai”) and other related assets owned by Dr. Reddy’s. Citius’s exclusive license include rights to develop and commercialize Lymphir in all markets except for Japan and certain parts of Asia. Additionally, Citius retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for denileukin diftitox in Japan and most Asian countries. Citius paid $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also are required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for Lymphir for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a biologics license application (“BLA”) for Lymphir. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of the BLA for Lymphir with the FDA (which was filed in September 2022). Citius will be responsible for development costs associated with potential additional indications.

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

Common Stock Offering

On May 8, 2023, the Company closed a registered direct offering of 12,500,001 common shares and warrants to purchase up to 12,500,001 common shares, at a purchase price of $1.20 per share and accompanying warrant for gross proceeds of $15,000,001. The warrants have an exercise price of $1.50 per share, are exercisable six months from the date of issuance, and expire five years from the date of issuance. The estimated fair value of the warrants issued to the investors was approximately $11,000,000.

Net proceeds were $13,798,870 after deducting the placement agent fee of $1,050,000, placement agent expenses of $85,000, legal fees of $50,181, and other offering expenses of $15,950. The Company also issued 875,000 warrants to the placement agent at an exercise price of $1.50 per share, that are exercisable six months from the date of issuance, and expire five years from the date of issuance. The estimated fair value of the warrants issued to the placement agent was approximately $771,000.

Stock Option Plans

Under our 2014 Stock Incentive Plan, we reserved 866,667 common shares for issuance to employees, directors, and consultants. As of June 30, 2023, options to purchase 795,171 shares were outstanding and no shares remain available for future grants.

Under our 2018 Omnibus Stock Incentive Plan, we reserved 2,000,000 common shares for issuance to employees, directors, and consultants. As of June 30, 2023, options to purchase 1,760,000 shares were outstanding and no shares remain available for future grants.

Under our 2020 Omnibus Stock Incentive Plan, we reserved 3,110,000 common shares for issuance to employees, directors, and consultants. As of June 30, 2023, options to purchase 1,820,000 shares were outstanding, options to purchase 50,000 shares were forfeited, and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Under our 2021 Omnibus Stock Incentive Plan, we reserved 8,740,000 shares for issuance to employees, directors, and consultants through options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of June 30, 2023, options to purchase 8,705,000 shares were outstanding and the remaining 35,000 shares were transferred to the 2023 Omnibus Stock Incentive Plan (the “2023 Stock Plan”).

In November 2022, our Board approved the Citius Pharmaceuticals, Inc. 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan has reserved for issuance 12,035,000 shares of our common stock. As of June 30, 2023, options to purchase 300,000 shares were outstanding under the 2023 Stock Plan and 11,735,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite 2020 Omnibus Stock Incentive Plan) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2022	9,400,171	$2.07	7.81 years	$869,509
Granted	4,150,000	1.26
Exercised	(46,667)	0.67		34,067
Forfeited or expired	(123,333)	5.52
Outstanding at June 30, 2023	13,380,171	$1.79	7.78 years	$815,287

Exercisable at June 30, 2023	6,200,170	$2.09	6.57 years	$747,453

On October 4, 2022, the Board of Directors granted options to purchase 3,375,000 shares to employees, 375,000 shares to directors and 50,000 shares to a consultant at $1.25 per share. On November 8, 2022, the Board of Directors granted options to purchase 50,000 shares to a consultant at $1.04 per share. On February 7, 2023, the Board of Directors granted options to purchase 150,000 shares to an employee and 75,000 shares to a director at $1.42 per share. On April 10, 2023, the Board of Directors granted options to purchase 75,000 shares to an employee at $1.46 per share. The weighted average grant date fair value of the options granted during the nine months ended June 30, 2023 was estimated at $0.98 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

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

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $1,174,111 (including $31,858 for the NoveCite Stock Plan) and $1,003,677 (including $33,333 for the NoveCite Stock Plan), respectively. Stock-based compensation expense for the nine months ended June 30, 2023 and 2022 was $3,540,787 (including $98,524 for the NoveCite Stock Plan) and $2,929,279 (including $99,999 for the NoveCite Stock Plan), respectively.

At June 30, 2023, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $5,925,203 is expected to be recognized over a weighted average period of 1.7 years.

NoveCite Stock Plan - Under the NoveCite Stock Plan, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of June 30, 2023, there were options outstanding to purchase 1,911,500 common shares of NoveCite and 88,500 shares available for future grants.

As of June 30, 2023, NoveCite has options outstanding to purchase 1,911,500 common shares at a weighted average exercise price of $0.24 per share, of which 1,514,333 are exercisable. These options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 7.65 years. At June 30, 2023, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $79,433 is expected to be recognized over a weighted average period of 0.8 years.

Citius Oncology Stock Plan - Under the Citius Oncology Stock Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares of Citius Oncology for issuance. The Citius Oncology Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. On July 5, 2023, Citius Oncology granted options to purchase 12,550,000 common shares at an exercise price of $2.15 per share. These options vest over periods from 12 to 36 months and have a term of 10 years.

On July 25, 2023, Citius Oncology granted options to purchase an additional 200,000 common shares at an exercise price of $2.15 per share. These options vest over a period of 12 months and have a term of 10 years.

Warrants

As of June 30, 2023, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Date
March 2018 Registered Direct/Private Placement Investors	$2.86	218,972	October 2, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2023
August 2018 Offering Agent	1.59	189,412	August 8, 2023
April 2019 Registered Direct/Private Placement Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Private Placement Investors	1.23	3,091,192	July 27, 2026
January 2021 Private Placement Agent	1.62	351,623	July 27, 2026
February 2021 Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Offering Agent	1.88	2,506,396	February 19, 2026
May 2023 Registered Direct Offering Investors	1.50	12,500,001	May 8, 2028
May 2023 Registered Direct Offering Agent	1.50	875,000	May 3, 2028
		50,923,819

At June 30, 2023, the weighted average remaining life of the outstanding warrants is 2.9 years, all warrants are exercisable except for the 13,375,001 warrants issued in the May 2023 Registered Direct Offering which become exercisable on November 8, 2023, and the aggregate intrinsic value of the warrants outstanding was $1,747,081.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2023 is as follows:

Stock plan options outstanding	13,380,171
Stock plan shares available for future grants	11,735,000
Warrants outstanding	50,923,819
Total	76,038,990

5. OPERATING LEASE

Effective July 1, 2019, Citius entered into a 76-month lease for office space in Cranford, NJ. Citius pays its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Operating lease cost	$179,118	$179,116
Variable lease cost	3,567	772
Total lease cost	$182,685	$179,888

Other information
Weighted-average remaining lease term - operating leases	2.3 Years	3.3 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases as of June 30, 2023 is as follows:

Year Ending September 30,	June 30, 2023
2023 (excluding the 9 months ended June 30, 2023)	$61,952
2024	249,024
2025	253,883
2026	21,460
Total lease payments	586,319
Less: interest	(53,437)
Present value of lease liabilities	$532,882

Leases	Classification	June 30, 2023	September 30, 2022
Assets
Lease asset	Operating	$503,817	$646,074
Total lease assets		$503,817	$646,074

Liabilities
Current	Operating	$212,871	$196,989
Non-current	Operating	320,011	481,245
Total lease liabilities		$532,882	$678,234

Interest expense on the lease liability was $36,861 and $47,881 for the nine months ended June 30, 2023 and 2022, respectively.

6. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $3,585,689 for the nine months ended June 30, 2023 in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

7. SUBSEQUENT EVENTS

On July 29, 2023 the Company received a Complete Response Letter, (“CRL”) from the FDA regarding the BLA seeking approval for Lymphir. The FDA has required Citius to incorporate enhanced product testing, and additional controls agreed to with the FDA during the market application review. Additionally, the FDA raised no concerns relating to the safety and efficacy clinical data package.

Remediation efforts related to the CRL are not expected to impact the Company’s 12-month cash runway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three- and nine-month periods ended June 30, 2023 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

Historical Background

We are a late-stage biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

On March 30, 2016, we acquired all the outstanding stock of Leonard-Meron Biosciences, Inc. (“LMB”) by issuing shares of our common stock. We acquired identifiable intangible assets of $19,400,000 related to in-process research and development and recorded goodwill of $9,346,796 for the excess of the purchase consideration over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

On August 23, 2021, we formed Citius Acquisition Corp., a wholly owned subsidiary, which began operations in April 2022 and which changed its name to Citius Oncology, Inc. (“Citius Oncology”) on May 2, 2023.

In-process research and development of $19,400,000 represents the value of LMB’s drug candidate Mino-Lok, which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for Lymphir (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Through June 30, 2023, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances, and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

Lymphir - In September 2021, the Company entered into a definitive agreement with Dr. Reddy’s to acquire its exclusive license of Lymphir (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma.

Under the terms of this agreement, Citius acquired Dr. Reddy’s exclusive license of Lymphir from Eisai and other related assets owned by Dr. Reddy’s. Citius’s exclusive license rights include rights to develop and commercialize Lymphir in all markets except for Japan and certain parts of Asia. Additionally, Citius has an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for denileukin diftitox in Japan and Asia. Dr. Reddy’s received a $40 million upfront payment and is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai will be responsible for completing the current CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of a BLA for Lymphir with the FDA. Citius will be responsible for development costs associated with potential additional indications.

RESULTS OF OPERATIONS

Three months ended June 30, 2023 compared with the three months ended June 30, 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Revenues	$—	$—

Operating expenses:
Research and development	3,764,675	4,888,192
General and administrative	3,733,326	3,024,783
Stock-based compensation expense	1,174,111	1,003,677
Total operating expenses	8,672,112	8,916,652

Operating loss	(8,672,112)	(8,916,652)
Interest income	336,780	53,020
Loss before income taxes	(8,335,332)	(8,863,632)
Income tax expense	144,000	—
Net loss	$(8,479,332)	$(8,863,632)

Revenues

We did not generate any revenues for the three months ended June 30, 2023 or 2022.

Research and Development Expenses

For the three months ended June 30, 2023, research and development expenses were $3,764,675 as compared to $4,888,192 during the three months ended June 30, 2022, a decrease of $1,123,517.

Research and development costs for Mino-Lok decreased by $242,634 to $1,091,500 for the three months ended June 30, 2023 as compared to $1,334,134 for the three months ended June 30, 2022, due primarily to decreased start-up costs associated with Biorasi, LLC (“Biorasi”), a global clinical research organization (CRO), to help expand the Company’s Phase 3 Mino-Lok trial to additional sites outside the United States, which are no longer incurred.

Research and development costs for Halo-Lido increased by $485,081 to $1,002,883 for the three months ended June 30, 2023 as compared to $517,802 for the three months ended June 30, 2022 due to higher costs associated with the Phase 2b trial incurred in the three months ended June 30, 2023. On April 3, 2023, Citius announced that enrollment in the Phase 2b trial has been completed. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study.  Citius intends to schedule an end of Phase 2 meeting with the FDA to begin planning the next steps in the regulatory and clinical development program for CITI-002.

Research and development costs for Lymphir were $1,658,838 during the three months ended June 30, 2023 as compared to $1,992,897 for the three months ended June 30, 2022. The $334,059 decrease in expenses was primarily due to the completion and filing of our BLA with the FDA in September 2022.

Research and development costs for NoveCite decreased by $992,937 for the three months ended June 30, 2023 to $16,650 due primarily to manufacturing start up costs incurred in the three months ended June 30, 2022 which are no longer realized.

We expect that research and development expenses will stabilize in fiscal 2023 as we focus on the commercialization of Lymphir and complete our Phase 3 trial for Mino-Lok and our Phase 2b trial for Halo-Lido.

General and Administrative Expenses

For the three months ended June 30, 2023, general and administrative expenses were $3,733,326 as compared to $3,024,783 during the three months ended June 30, 2022. General and administrative expenses increased by $708,543 in comparison with the prior period. The primary reason for the increase were costs associated with pre-launch and market research activities associated with Lymphir. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2023, stock-based compensation expense was $1,174,111 as compared to $1,003,677 for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, stock-based compensation includes $31,858 and $33,333, respectively, in expense for the NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $170,434 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income

Interest income for the three months ended June 30, 2023 was $336,780 as compared to interest income of $53,020 for the prior period. The increase is due to higher interest rates on the investment of the remaining proceeds of our equity offerings and common stock warrant exercises in money market accounts.

Income Taxes

The Company recorded deferred income tax expense of $144,000 for the three months ended June 30, 2023, related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the three months ended June 30, 2022 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

Net Loss

For the three months ended June 30, 2023, we incurred a net loss of $8,479,332, compared to a net loss for the three months ended June 30, 2022 of $8,863,632. The $384,300 decrease in the net loss was primarily due to the decrease of $1,123,517 in research and development expenses offset by the increase of $708,543 in general and administrative expenses.

Nine months ended June 30, 2023 compared with the nine months ended June 30, 2022

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Revenues	$—	$—

Operating expenses:
Research and development	11,937,045	13,798,251
General and administrative	11,129,463	9,038,949
Stock-based compensation expense	3,540,787	2,929,279
Total operating expenses	26,607,295	25,766,479

Operating loss	(26,607,295)	(25,766,479)
Interest income	854,604	116,573
Gain on sale of New Jersey net operating losses	3,585,689	—
Loss before income taxes	(22,167,002)	(25,649,906)
Income tax expense	432,000	—
Net loss	$(22,599,002)	$(25,649,906)

Revenues

We did not generate any revenues for the nine months ended June 30, 2023 or 2022.

Research and Development Expenses

For the nine months ended June 30, 2023, research and development expenses were $11,937,045 as compared to $13,798,251 during the nine months ended June 30, 2022, a decrease of $1,861,206.

Research and development costs for Mino-Lok increased by $92,829 to $3,309,248 for the nine months ended June 30, 2023 as compared to $3,216,419 for the nine months ended June 30, 2022, due primarily to increased costs associated with the addition of Biorasi, LLC (“Biorasi”), a global clinical research organization (CRO), to help expand the Company’s Phase 3 Mino-Lok trial to additional sites outside the United States.

Research and development costs for Halo-Lido increased by $1,514,702 to $3,733,981 for the nine months ended June 30, 2023 as compared to $2,219,279 for the nine months ended June 30, 2022 due to higher costs associated with the Phase 2b trial incurred in the nine months ended June 30, 2023. On April 3, 2023, Citius announced that enrollment in the Phase 2b trial has been completed. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study.  Citius intends to schedule an end of Phase 2 meeting with the FDA to begin planning the next steps in the regulatory and clinical development program for CITI-002.

Research and development costs for Lymphir were $4,490,291 during the nine months ended June 30, 2023 as compared to $6,513,262 for the nine months ended June 30, 2022. The $2,022,971 decrease in expenses was primarily due to costs associated with the completed Lymphir phase 3 clinical trial as well as the preparation of the BLA which were incurred in the nine months ended June 30, 2022.

We expect that research and development expenses will stabilize in fiscal 2023 as we focus on the commercialization of Lymphir and complete our Phase 3 trial for Mino-Lok and our Phase 2b trial for Halo-Lido.

General and Administrative Expenses

For the nine months ended June 30, 2023, general and administrative expenses were $11,129,463 as compared to $9,038,949 during the nine months ended June 30, 2022. General and administrative expenses increased by $2,090,514 in comparison with the prior period. The primary reason for the increase was costs associated with pre-launch and market research activities associated with Lymphir. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2023, stock-based compensation expense was $3,540,787 as compared to $2,929,279 for the nine months ended June 30, 2022. For the nine months ended June 30, 2023 and 2022, stock-based compensation includes $98,524 and $99,999, respectively in expense for the NoveCite stock option plan. Stock-based compensation expense for the most recently completed quarter increased by $611,508 in comparison to the prior period primarily due to new grants made to employees (including new hires), directors and consultants.

Other Income

Interest income for the nine months ended June 30, 2023 was $854,604 as compared to interest income of $116,573 for the prior period. The increase is due to higher interest rates on the investment of the remaining proceeds of our early 2021 equity offerings and common stock warrant exercises in money market accounts.

Other income for the nine months ended June 30, 2023 consists of the $3,585,689 gain recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $432,000 for the nine months ended June 30, 2023, related to the amortization for taxable purposes of its in-process research and development asset. There was no provision for income taxes for the nine months ended June 30, 2022 due to the Company’s operating losses and the valuation reserve on deferred tax assets.

Net Loss

For the nine months ended June 30, 2023, we incurred a net loss of $22,599,002, compared to a net loss for the nine months ended June 30, 2022 of $25,649,906. The $3,050,904 decrease in the net loss was primarily due to the increase of $4,323,720 in other income offset by an aggregate increase in operating expenses of $840,816 and a $432,000 increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius has incurred operating losses since inception and incurred a net loss of $22,599,002 for the nine months ended June 30, 2023. At June 30, 2023, Citius had an accumulated deficit of $152,287,469. Citius’ net cash used in operations during the nine months ended June 30, 2023 was $22,259,997.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021 and the May 2023 registered direct offering, the Company had working capital of approximately $35,300,000 at June 30, 2023. At June 30, 2023, Citius had cash and cash equivalents of $33,281,830 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Based on our cash and cash equivalents at June 30, 2023, we expect that we will have sufficient funds to continue our operations through August 2024. We expect to need to raise additional capital in the future to support our operations beyond August 2024. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2023, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no change in the Company’s risk factors since the Company’s Form 10-K filed with the SEC on December 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In August 2023, we extended the term by one year to August 14, 2024 for an aggregate of 3,921,569 warrants with an exercise price of $1.15 per share of common stock. The warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and member of the Board of Directors, and were originally issued in August 2018 in a private placement conducted simultaneously with a registered direct offering of shares of common stock (the “2018 Offering”) managed by H. C. Wainwright & Co., LLC (“Wainwright”). Mr. Mazur and Mr. Holubiak participated in the private placement on the same basis as all other investors. Additionally, 189,412 placement agent warrants with an exercise price of $1.5938 per share issued in connection with the 2018 Offering were extended by one year to August 8, 2024. Such placement agent warrants are held by certain representatives of Wainwright. There are no other warrants remaining outstanding from the 2018 Offering and if such warrants are fully exercised, the Company would receive $4,811,680 in cash proceeds.

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

CITIUS PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)