Form 10-K
period 2023-09-30
Citius Pharmaceuticals, Inc.
filed 2023-12-29
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2023) was approximately $156.9 million.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

158,966,576 shares as of December 27, 2023, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be held in March 2024 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2023

i

NOTES

In this annual report on Form 10-K, and unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries Citius Pharmaceuticals, LLC, Leonard-Meron Biosciences, Inc. and Citius Oncology, Inc. (formerly Citius Acquisition Corp.), and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

Mino-Lok® and LYMPHIRTM (denileukin diftitox) are our registered trademarks. All other trade names, trademarks and service marks appearing in this prospectus are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, plans, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	the cost, timing, and results of our pre-clinical and clinical trials;

●	our ability to raise funds for general corporate purposes and operations, including our pre-clinical and clinical trials;

●	our ability to apply for, obtain and maintain required regulatory approvals for our product candidates;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit qualified management and technical personnel to carry out our operations;

●	our ability to realize some or all of the benefits expected to result from the anticipated spinoff of Citius Oncology, Inc., or the delay of such benefits;

●	our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the anticipated spinoff transaction; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

●	While we believe we have sufficient funds on hand to complete the regulatory development and commercially launch LYMPHIR, delays in our anticipated submission of the BLA for LYMPHIR, issues raised by the FDA after resubmission or other factors could increase the cost to develop and launch LYMPHIR, which we expect would require us to obtain additional capital to complete those efforts.

●	We need to secure additional financing in the near future to complete the development of our other current product candidates and support our operations.

●	We are primarily a late-stage development company with an unproven business strategy and may never achieve commercialization of our therapeutic product candidates or profitability.

●	We have a limited operating history upon which to evaluate our ability to successfully commercialize our product candidates.

●	We may choose not to continue developing any of our product candidates at any time during development, which would reduce or eliminate our potential return on investment for those product candidates.

●	We face significant risks in our product candidate development efforts.

●	We may be required to make milestone payments to the licensor and former licensee of the LYMPHIR intellectual property in connection with its development and commercialization of LYMPHIR, which could adversely affect the profitability of LYMPHIR, if approved.

●	While our business strategy generally is to focus on the development of late-stage product candidates to lessen the development risk, there is still significant risk to successfully developing a product candidate.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

●	If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or if we are required to generate additional data related to safety and efficacy under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

●	Because our NoveCite product candidate is based on novel mesenchymal stem cell technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

●	NoveCite has assumed that the biological capabilities of iPSCs and adult-donor derived cells are likely to be comparable. If it is discovered that this assumption is incorrect, the NoveCite product candidate research and development activities could be harmed.

●	Even if we receive regulatory approval to commercialize a product candidate, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community and may not generate significant revenue.

●	Even if approved for marketing by applicable regulatory bodies, we will not be able to create a market for any of our product candidates if we fail to establish marketing, sales, and distribution capabilities, either on our own or through arrangements with third parties.

●	The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

●	Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We are and will be dependent on third-party CROs to conduct all of our clinical trials.

●	We rely exclusively on third parties to formulate and manufacture our product candidates.

●	Any termination, or breach by, or conflict with our strategic partners could harm our business.

●	We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

●	We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.

●	We plan to grow and develop our business through acquisitions of or investment in new or complementary businesses, products or technologies, and the failure to manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

●	We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any product candidates.

●	Following any regulatory approval of any product candidate, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our other product candidates.

●	We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

●	Our business depends on protecting our intellectual property.

●	The anticipated spinoff of our LYMPHIR asset is dependent on market conditions, customary closing conditions, and other factors out of our control. Consequently, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

●	We may be unable to achieve some or all of the benefits that we expect to achieve from the spinoff.

●	Even after the completion of the Business Combination, the Combined Company will require substantial additional funding, which may not be available on acceptable terms, or at all.

●	We share some directors, officers, and research staff with NoveCite and Citius Oncology. The dual roles of our employees, officers and directors who also serve in similar roles with NoveCite and/or Citius Oncology could create a conflict of interest, which could expose us to claims by our investors and creditors and could harm our results of operations.

●	A distribution in connection with or following the spinoff could result in substantial tax liability to us and our stockholders.

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

●	Under our Certificate of Incorporation, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of one or more series of preferred stock that would grant preferential rights over our common stock.

●	We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of our common stock.

●	Provisions in our Amended and Restated Articles of Incorporation, as amended, and under Nevada law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

PART I

Item 1. Business

Overview

Citius Pharmaceuticals, Inc. (“Citius Pharma”, and together with its subsidiaries, the “Company” or “we”), headquartered in Cranford, New Jersey, is a late-stage pharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapy. Our goal generally is to achieve leading market positions by providing therapeutic products that address unmet medical needs yet have a lower development risk than usually is associated with new chemical entities. New formulations of previously approved drugs with substantial existing safety and efficacy data are a core focus. We seek to reduce development and clinical risks associated with drug development, yet still focus on innovative applications. Our strategy centers on products that have intellectual property and regulatory exclusivity protection, while providing competitive advantages over other existing therapeutic approaches.

The Company was founded as Citius Pharmaceuticals, LLC, a Massachusetts limited liability company, on January 23, 2007. On September 12, 2014, Citius Pharmaceuticals, LLC entered into a Share Exchange and Reorganization Agreement, with Citius Pharma (formerly Trail One, Inc.), a publicly traded company incorporated under the laws of the State of Nevada. Citius Pharmaceuticals, LLC became a wholly-owned subsidiary of Citius Pharma. On March 30, 2016, Citius Pharma acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. LMB was a pharmaceutical company focused on the development and commercialization of critical care products with a concentration on anti-infectives. On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock. NoveCite is focused on the development and commercialization of its proprietary mesenchymal stem cells for the treatment of acute respiratory disease syndrome (“ARDS”).

On August 23, 2021, we formed Citius Oncology, Inc. (formerly Citius Acquisition Corp.) (“Citius Oncology”) as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIRTM, but Citius Oncology did not begin operations until April 2022, when Citius Pharma transferred the assets related to LYMPHIR to Citius Oncology, including the related license agreement with Eisai Co., Ltd. (“Eisai”) and the related asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”). Since its inception, Citius Pharma has funded Citius Oncology, and Citius Pharma and Citius Oncology are party to a shared services agreement, which governs certain management and scientific services that Citius Pharma provides Citius Oncology.

Since its inception, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing five proprietary products: LYMPHIR, in-licensed in September 2021 (now owned by Citius Oncology), an engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”); Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids; Mino-Wrap, a liquifying gel-based wrap for reduction of tissue expander infections following breast reconstructive surgeries; and NoveCite, a mesenchymal stem cell therapy for the treatment of ARDS. We believe these unique markets for our products are large, growing, and underserved by the current prescription products or procedures.

We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by us or our competitors of research and development stage products, market acceptance of its products that receive regulatory approval, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Recent Developments

As previously disclosed, on October 23, 2023, Citius Pharma and Citius Oncology entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”). The Merger Agreement provides, among other things, (i) on the terms and subject to the conditions set forth therein, that Merger Sub will merge with and into Citius Oncology, with Citius Oncology to be renamed and to survive as a wholly owned subsidiary of TenX (the “Merger”), and (ii) that prior to the effective time of the Merger (the “Effective Time”), TenX will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). The newly combined publicly traded company is to be named “Citius Oncology, Inc.” (the “Combined Company”). The Domestication, Merger and the other transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination”.

In the Merger, all shares of Citius Oncology would be converted into the right to receive common stock of the Combined Company. As a result, upon closing, Citius Pharma would receive 67.5 million shares of common stock of the Combined Company which, at an implied value of $10.00 per share, would be $675 million in equity of the Combined Company, before fees and expenses. As part of the transaction, Citius Pharma will contribute $10 million in cash to the Combined Company. An additional 12.6 million existing options will be assumed by the Combined Company. Citius Pharma and the Combined Company will also enter into an amended and restated shared services agreement, which, among other things, will govern certain management and scientific services that Citius Pharma will continue to provide to the Combined Company following the Effective Time.

The Merger Agreement, Business Combination and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Citius Pharma, Citius Oncology and TenX. The transaction is expected to be completed in the first half of 2024, subject to approval by stockholders of TenX and other customary closing conditions, including final regulatory approvals and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

LYMPHIRTM (denileukin diftitox-cdxl)

Overview

In September 2021, the Company announced that it had entered into an asset purchase agreement with Dr. Reddy’s to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Dr. Reddy’s had previously licensed E777 to Eisai and as part of the transaction, Eisai entered into a license agreement whereby Eisai assigned all of its rights to E7777 to Citius Pharma. In April 2022, Citius Pharma transferred the assets related to E7777 to Citius Oncology, including the related license agreement with Eisai and the related asset purchase agreement with Dr. Reddy’s. Renamed LYMPHIR, E7777 is an improved formulation of ONTAK®, which was previously approved by the United States Food and Drug Administration (“FDA”) marketed for the treatment of patients with persistent or recurrent CTCL. At times in this annual report on Form 10-K, LYMPHIR may be referred as E7777.

LYMPHIR is recombinant DNA-derived fusion protein designed to direct the cytocidal action of diphtheria toxin (DT) to cells which express the IL-2 receptor. After uptake into the cell, the DT fragment is cleaved and the free DT fragments inhibit protein synthesis, resulting in cell death. Consequently, LYMPHIR’s differentiated mechanism of action supports two therapeutic effects: (i) killing tumors by binding to IL-2 receptors to deliver diphtheria toxin directly to the tumor cells, and (ii) depleting immunosuppressive regulatory T lymphocytes (Tregs) to enhance antitumor activity.

Phase 3 Trial (E7777-G000-302) Design

In 2013, a global, multicenter, open label single arm pivotal clinical trial for the treatment of patients with persistent or recurrent CTCL was initiated. Inclusion criteria for the study were to evaluate patients in advanced stage CTCL (Mycosis Fungoides or Sézary Syndrome), who received at least one prior CTCL therapy.

The pivotal trial was divided into two phases, a lead-in phase with 21 subjects that evaluated dose finding, pharmacokinetics and immunogenicity, and assessed the Objective Response Rate (the “ORR”). An ORR is defined as a greater than 50% reduction in tumor burden. Patients received a daily intravenous infusion of denileukin diftitox from Day 1 through Day 5 of each 21-day cycle.

Based on safety, tolerability, and efficacy data of the lead-in phase, 9 mcg/kg/dose was selected for the main phase of the study. No new safety signals were identified compared to ONTAK. In addition, an ORR of 38.1% in the intent to treat population and 44.4% in the efficacy evaluable populations were observed. In the second and main phase of the pivotal trial, 70 patients were administered the 9 mcg/kg/dose rate for 5 consecutive days in 21-day cycles. The inclusion criteria were identical to the lead-in study and the primary objective was to evaluate the ORR.

Phase 3 Trial Efficacy & Safety Results

The efficacy population of the main study includes 69 patients with relapsed or refractory stage I to III CTCL. Of the 69 patients, the median age was 64 years (range: 28 to 87 years), 65% were male, 73% were White, 19% Black or African American, 1% Asian, and 14% Hispanic or Latino. The CTCL disease stage was IA in 7%, IB in 23%, IIA in 13%, IIB in 35%, IIIA in 12%, and IIIB in 10%. The median number of prior therapies was 4 (range: 1 to 18), including both skin-directed and systemic therapies. Prior therapies included photodynamic therapy (56%), total skin electron beam therapy (42%), systemic retinoids (49%), methotrexate/pralatrexate (49%), histone deacetylase inhibitor (35%), brentuximab vedotin (26%) and mogamulizumab (12%).

Efficacy was established based on ORR, according to ISCL/EORTC Global Response Score (GRS) per Independent Review Committee (Olsen 2011). Efficacy results are shown in the table below.

LYMPHIR
Efficacy Results of E7777-G000-302	9 mcg/kg/day
(N = 69)

ORR (GRS)%[a]	36%
(95% CIb)	(25, 49)
Complete Response	9%
Partial Response	27%
Duration of Response
Median (range), months	6.5 (3.0 +, 23.5 +)
Duration ≥ 6 months, n (%)	52%
Median Time to Response, months	1.4
(95% CIb)	(0.7, 5.6)

a)	ORR, Objective Response Rate per Olsen, et all (2011) Global Response Score (GRS), by Independent Review Committee (IRC)

b)	CI = confidence interval

Overall, LYMPHIR was well-tolerated with the use of pre-medications, close patient monitoring, and prompt initiation of supportive measures and drug management. There was no evidence of cumulative toxicity and most patients experienced low grade 1 or 2 treatment emergent adverse events.

Serious adverse reactions occurred in 38% of patients who received LYMPHIR. Serious adverse reactions in > 2% of patients included capillary leak syndrome (10%), infusion-related reaction (9%), sepsis (7%), skin infection (2.9%), pyrexia (2.9%), and rash (2.9%).

Adverse Reactions (≥ 10%) in Patients with Relapsed or Refractory Stage I-III CTCL Who Received

LYMPHIR in E7777-G000-302

	LYMPHIR N = 69
Adverse Reaction	All Grades (%)	Grade 3 or 4 (%)
Gastrointestinal disorders
Nausea	43	1.4
Diarrhea	19	0
Vomiting	13	0
Constipation	12	0
General disorders and administration site conditions
Fatigue[a]	38	0
Edema[b]	33	1.4
Chills	27	1.4
Fever[c]	16	1.4
Musculoskeletal and connective tissue disorders
Musculoskeletal pain[d]	27	2.9
Arthralgia[e]	12	0
Nervous system disorders
Headache[f]	25	0
Dizziness	13	0
Mental status changes[g]	13	0
Injury, poisoning and procedural complications
Infusion-related reaction	25	6
Skin and subcutaneous tissue disorders
Rash[h]	23	6
Pruritis[i]	19	6
Vascular disorders
Capillary leak syndrome	20	6
Metabolism and nutrition disorders
Decreased appetite	13	1.4
Eye disorders
Vision changes[j]	13	0
Investigations
Weight increased	13	0
Infections and infestations
Skin infection	13	1.4
Renal and urinary disorders
Renal insufficiency[l]	12	2.9
Psychiatric disorders
Insomnia	10	0

(a)	Includes fatigue, asthenia, and lethargy.
(b)	Includes edema, edema peripheral generalized edema, face edema, swelling face, peripheral swelling.
(c)	Includes fever, pyrexia, tumor associated fever.
(d)	Includes musculoskeletal pain, back pain, neck pain, pain in extremity, myalgia, bone pain, flank pain.
(e)	Includes arthralgia, joint swelling, joint range of motion decreased, musculoskeletal stiffness.
(f)	Includes headache, migraine.
(g)	Includes mental status changes, amnesia, confusional state, delirium, altered state of consciousness, hallucinations (including auditory), memory impairment, disturbance in attention, somnolence, cognitive disorder.
(h)	Includes rash, dermatitis, drug eruption, erythema, palmar erythema, toxic skin eruption, rash maculo-papular, rash opular, rash pustular, rash pruritic, dermatitis exfoliative generalized, acute generalized exanthematous pustulosis.
(i)	Includes pruritis, itching.
(j)	Includes vision blurred, photopsia, visual impairment.
(k)	Includes skin infection, skin bacterial infection, staphylococcal skin infection, cellulitis, impetigo.
(l)	Includes renal failure, nephropathy, acute kidney injury, blood creatinine increased, renal impairment.

Investigator Initiated Trials

We believe there is an opportunity in the field of immuno-oncology and have undertaken two investigator-initiated trials to evaluate the potential safety and efficacy of LYMPHIR for potential as an immuno-oncology combination therapy.

A Phase 1 trial was initiated in June 2021 at the University of Minnesota, Masonic Cancer Center. This study is a single-arm open-label trial which has an estimated enrollment of 20 participants who will be administered denileukin diftitox prior to Chimeric Antigen Receptor, (“CAR-T”) therapies. The Phase 1 study consists of two components: dose finding to establish a maximum tolerated dose (“MTD”) of denileukin diftitox in combination with CART-T therapies, and an extension component to provide an estimate of efficacy at that MTD. (Title: Phase I/II Trial Using E7777 to Enhance Regulatory T-Cell Depletion Prior to CAR-T Therapy for Relapsed/Refractory B-Cell Lymphoma (DLBCL). NCT04855253)

A second Phase 1 Study was initiated in September 2022 at the University of Pittsburg Medical Center, Hillman Cancer Center. This study is an open-label, Phase 1/1b study to investigate the safety and efficacy of a combined regimen of pembrolizumab with T-regulatory cell depletion and denileukin diftitox in patients diagnosed with recurrent or metastatic solid tumors in the second line setting. (Title: The efficacy of T-regulatory cell depletion with E7777 combined with immune checkpoint inhibitor, pembrolizumab, in recurrent or metastatic solid tumors: Phase I/II Study. NCT05200559).

The study consists of two parts. Part I is a dose escalation study of four cohorts (3,6,9,12 mcg of LYMPHIR) and is expected to enroll 18-30 patients. Part II is a dose expansion study of approximately 40 patients to evaluate the safety and tolerability of the recommended combination dose of LYMPHIR and pembrolizumab (to include ovarian cancer and MSI-H cancer cohorts). The study will also investigate the alteration of the immune microenvironment within tumors and peripheral blood. Secondary endpoints include the objective response (complete response plus partial response), progression-free survival, and overall survival.

Regulatory Development

In the 1990’s, denileukin diftitox was developed at Boston University and the National Cancer Institute (“NCI”) in collaboration with Seragen, Inc.

In 1999, ONTAK® (denileukin diftitox) was granted accelerated approval by the FDA for the treatment of persistent or recurrent CTCL. Ligand Pharmaceuticals, Inc. (“Ligand”) acquired the marketing rights in that same year.

In 2006, Eisai acquired the commercial rights to ONTAK from Ligand.

In 2008, the FDA granted full approval to ONTAK for CTCL.

In 2011, a new formulation of denileukin diftitox was developed under the code name E7777 in response to a post-marketing condition established by the FDA upon approval. As the FDA considered this a new product, an Investigational New Drug Application (“IND”) was filed. As a part of ensuing discussions, the FDA agreed to a development plan that included a single arm, open label study to confirm the safety and efficacy of E7777 and a chemistry, manufacturing, and controls (“CMC”) development plan that demonstrates the new process results in a comparable drug product.

In 2011, the FDA Office of Orphan Products Development granted E7777 orphan drug designation status for the treatment of Peripheral T-Cell Lymphoma (“PTCL”). In 2013, the FDA Office of Orphan Products Development granted E7777 orphan drug designation status for the treatment of CTCL.

In 2013, the first patient was enrolled into the lead-in phase of the pivotal study for the E7777 United States (“U.S.”) CTCL clinical trial.

In 2014, commercial sales of ONTAK were discontinued when the product was voluntarily withdrawn from the market due to manufacturing issues at the contract manufacturer.

In 2015, the last patient enrolled exited the lead-in phase of the E7777 U.S. CTCL clinical trial.

In March 2016, Dr. Reddy’s acquired the global rights to E7777 from Eisai, other than far east countries, with Eisai retaining the rights in those countries.

In June 2016, the first patient was enrolled in the main phase of the Phase 3 U.S. CTCL clinical trial for E7777.

In March 2020, Eisai filed an NDA for E7777 in Japan for both CTCL and PTCL, and in March 2021 received approvals in both indications.

In September 2021, Citius Pharma acquired the marketing rights to E7777 in selected markets. Citius Pharma subsequently renamed E7777 as LYMPHIR.

In December 2021, patient enrollment for the Phase 3 Pivotal study of E7777 was completed.

In April 2022, we reported that topline results from the Phase 3 trial were consistent with the prior formulation. Moreover, no new safety signals were identified.

In December 2022, a biologics license application (“BLA”) for LYMPHIR was accepted for filing with the FDA and a PDUFA goal date was set for July 28, 2023.

In July 2023, the FDA issued a complete response letter requiring us to incorporate enhanced product testing and additional controls agreed to with the FDA during the market application review. There were no concerns relating to the safety and efficacy clinical data package submitted with the BLA, or the proposed prescribing information.

In September 2023, we announced that the FDA has agreed with the plans to address the requirements outlined in the complete response letter, which guidance has provided the Company with a path for completing the necessary activities to support the resubmission of the BLA for LYMPHIR.

Market Opportunity

CTCL’s are a heterogeneous subset of extranodal non-Hodgkin lymphomas (“NHL”) of mature, skin-homing T-cells that are mainly localized to the skin. The most common types of CTCL are mycosis fungoides (“MF”) and primary cutaneous CD30+ anaplastic large cell lymphoma (pcALCL), jointly representing an estimated 80 to 85% of all CTCL. Sézary Syndrome (“SS”), a very rare subtype (~2 to 5% of CTCL) characterized by diffuse inflammatory, often exfoliative, erythroderma and by leukemic and nodal involvement, displays a significant degree of clinical and biological overlap with MF and has long been considered a clinical variant of MF, although recent evidence suggests that it may be a separate entity. The rest is represented by extremely rare, generally more aggressive subtypes. In light of the overlap between MF and SS, and considering that many of the systemic therapy options for the two neoplasms are the same, some consider the treatment approach to MF and SS as if they were a single disease entity (MF/SS). However, some of the drugs currently in use, or in development, for MF/SS appear to be more effective in clearing different anatomical compartments (skin versus blood, for example) and therefore have differential efficacy in MF and SS.

Based on Surveillance Epidemiology and End Results (SEER) data from 2001 to 2007, the estimated incidence rate of MF/SS in the U.S. is 0.5/100,000 or about 2,500 to 3,000 new cases per year representing about 25% of all T-cell lymphomas.

In total, the Company estimates that there are approximately 30,000 to 40,000 patients living with CTCL in the U.S.

Based on internal estimates, the Company believes the addressable U.S. market for LYMPHIR exceeds $400,000,000 and may further expand with the introduction of a new therapeutic.

Proposed Spinoff

In May 2022, we announced that we intend to split the Company’s assets into two separate publicly traded entities (the “Spinoff”). Pursuant to that plan we formed a new company focused on developing and commercializing LYMPHIR. Our other pipeline assets, including Mino-Lok, remain at Citius Pharma. Following the Spinoff, Citius Pharma would continue to trade on the Nasdaq Capital Market exchange under its current ticker CTXR. The strategic action is intended to optimize organizational resources and investment capital to support the successful execution of each development program.

As discussed above, in October 2023, the Company announced that we entered into the Merger Agreement, dated October 23, 2023, for a proposed merger whereby TenX would acquire Citius Oncology. Following closing, the Combined Company would continue as a public company listed on the Nasdaq Global Market. The transaction is expected to be completed in the first half of 2024, subject to approval by stockholders of TenX and other customary closing conditions, including compliance with the Nasdaq initial listing requirements, final regulatory approvals, and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

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

In May 2022, the Company selected Biorasi, LLC (“Biorasi”), a global clinical research organization (“CRO”), to help expand the Company’s Phase 3 Mino-Lok trial by implementing additional sites outside the U.S. As of December 15, 2023, there are 12 active sites in the U.S. currently including such academic centers as Henry Ford Health Center, Georgetown University Medical Center, and others. There currently are 16 sites active in India, making a total of 28 participating Mino-Lok institutions globally.

In August 2023, the Company announced all 92 events required to complete the trial have been achieved. Several patients remain in active treatment, which may result in additional events.

In late December 2023, the Company determined that patient enrollment for the Mino-Lok trial was complete and that it would begin site shutdown activities. Topline results are anticipated in the first half of 2024.

Fast Track Designation

In October 2017, the Company received official notice from the FDA that the investigational program for Mino-Lok was granted “Fast Track” status. Fast Track is a designation that expedites FDA review to facilitate development of drugs which treat a serious or life-threatening condition and fill an unmet medical need. A drug that receives Fast Track designation is eligible for the following:

●	More frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

●	More frequent written correspondence from the FDA about the design of the clinical trials;

●	Priority review to shorten the FDA review process for a new drug from ten months to six months; and

●	Rolling review, which means we can submit completed sections of our New Drug Application (“NDA”) for review by the FDA, rather than waiting until every section of the application is completed before the entire application can be submitted for review.

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

Stability Patent Application for Mino-Lok

In October 2018, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 10,086,114, entitled “Antimicrobial Solutions with Enhanced Stability.” On October 9, 2019, the European Patent Office (“EPO”) granted European Patent No. 3370794, entitled “Antimicrobial Solutions with Enhanced Stability.” The grant of this European patent strengthens the intellectual property protection for Mino-Lok through November of 2036. This invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution. Citius Pharma holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

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

We estimate that the potential market for Mino-Lok in the U.S. to be approximately $500 million to $1 billion as shown in the table below based on a target price of up to $400 per dose of each salvage flush treatment.

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

We developed this assessment tool as well as other patient reported outcome endpoints for use in the recently begun Phase 2b trial and in subsequent trials. In June and July 2016, we engaged the Dominion Group, a leading provider of healthcare and pharmaceutical marketing research services. The primary market research was conducted to understand the symptoms that are most bothersome to patients better in order to develop meaningful endpoints for the clinical trials. We also learned about the factors that drive patients to seek medical attention for hemorrhoids in an effort to understand the disease impact on quality of life. The results of this survey, along with the information from the Phase 2b trial, allowed us to develop our patient reported outcome evaluation tool, ePro. This tool can be used in clinical trials to evaluate the patients’ conditions and to assess the performance of the test articles.

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

CITI-002 Phase 2b Trial Overview

Approximately 300 adults with a clinical diagnosis of symptomatic hemorrhoids were enrolled in the Halo-Lido Phase 2b study (NCT05348200), a multi-center, randomized, dose-ranging, double-blind, parallel group comparison clinical trial, which was initiated in April 2022. The study assessed a high dose (CITI-002H) and low dose (CITI-002L) formulation of the combination drug products in comparison to the single active drug monads: high dose halobetasol, low dose halobetasol and lidocaine.

Recently, there has been a shift from the use of traditional clinical analysis and outcomes to patients’ perspectives and patients’ experiences in assessing treatment efficacy. Following the 21st Century Cures Act, higher emphasis is placed on using Patient Reported Outcome (“PRO”) instruments in clinical trials. Currently, for hemorrhoidal disease, there are no validated clinical outcomes assessment (“COA”) tools available in the US. The FDA directed Citius Pharma to develop a “fit for purpose” PRO instrument to assess the efficacy of treatments in this disease. Symptom intensity and impact data (Hemorrhoid Quality of Life Index or “HQLI”) were recorded by patients utilizing a proprietary mobile-enabled PRO instrument developed by the Company for this study.

Data collected using the HQLI was analyzed to derive a meaningful change threshold (“MCT”) to test for the change in hemorrhoidal symptoms considered relevant to the patient during and following treatment.

CITI-002 Phase 2b Trial Results

In June 2023, we announced positive results from the Phase 2b study of Halo-Lido for the treatment of hemorrhoids. Treatment effect on hemorrhoidal symptoms was analyzed using the MCT. At the end of the seven-day treatment period, 42% of the patients in the high dose CITI-002 (CITI-002H) group reached MCT compared to patients treated with high dose halobetasol alone (29%) or patients treated with lidocaine alone (21%). Moreover, proportionally more patients in the CITI-002H cohort reported meaningful and statistically significant improvement as compared to patients treated with lidocaine alone (CMH test, p = 0.035).

We additionally assessed clinical treatment efficacy outcomes during seven-day treatment and seven-day follow-up periods using an analysis of covariance, which analyzed changes from baseline. Substantial improvements were seen across all active treatment groups. Although no statistical significance was determined in the changes between the comparison groups, directionally the data signaled that the combination products provided faster relief compared to individual monads, and the relief persisted after completing treatment.

In addition, results from the study indicated that there were no material clinical safety concerns across the five active treatment groups during the seven-day treatment or follow-up periods. There were no serious adverse events reported.

Data from the Phase 2b trial confirmed that the HQLI is appropriate to measure patient-reported changes in hemorrhoidal symptoms. Consequently, Citius Pharma believes the instrument can be used in future Phase 3 trial development. Citius Pharma is actively pursuing intellectual property protections for its groundbreaking work in developing the fit for purpose PRO instrument and has filed patent applications on its CITI-002 formulations.

Based on the positive clinical results utilizing the Meaningful Change Threshold analysis, Citius Pharma plans to present this data at the end of Phase 2 meeting with the FDA.

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

Mino-Wrap

Overview

On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of MDACC, whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants, specifically the Mino-Wrap technology. This includes rights to U.S. Patent No. 9,849,217, which was issued on December 16, 2017. We intend to develop Mino-Wrap as a liquefying, gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries. We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the FDA. Mino-Wrap will require pre-clinical development prior to any regulatory pathway. In July 2019, we announced that we intend to pursue the FDA’s IND regulatory pathway for the development of Mino-Wrap. On August 4, 2020, we announced that we had submitted a briefing package to the FDA for a pre-IND consultation on Mino-Wrap.

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

On December 11, 2023, the Company terminated the Mino-Wrap license agreement with the Board of Regents of the University of Texas System on behalf of MDACC.

Market Opportunity

Breast cancer is the most frequent cancer in women worldwide, representing 25% of all cancer diagnoses with the exception of non-melanoma skin cancer. In the U.S., the overall rate of mastectomies, combining single and double mastectomies, increased 36% from 2005 to 2013. Additionally, the incidence of post-mastectomy breast reconstruction, following breast cancer treatment, has been increasing on an annual basis.

In 2017, the American Society of Plastic Surgeons reported that over 105,000 women in the U.S. underwent a post-mastectomy breast reconstructive procedure. Approximately 30% of these breast reconstructions occur simultaneously with mastectomy, with most reconstructions occurring weeks later.

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

In October 2022, Brooklyn changed its name to Eterna Therapeutics Inc.

Market Opportunity

Globally, there are 3 million cases of ARDS every year, out of which approximately 200,000 cases are in the U.S. The COVID-19 outbreak has added significantly to the number of ARDS cases. Once COVID-19 patients advance to ARDS, they are put on mechanical ventilators. Death rate among patients on ventilators can be as high as 50% depending on associated co-morbidities. There are no approved treatments for ARDS, and the current standard of care only attempts to provide symptomatic relief.

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

LYMPHIR Sales and Marketing

Citius Oncology does not currently have its own commercial infrastructure and is in the early stages of developing its sales or marketing capability by contracting with a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in its commercial efforts. Citius Oncology intends to utilize a dedicated field force combined with various marketing programs which will be tailored to both physicians and patients to launch LYMPHIR and grow its market share. We, through Citius Oncology, plan to focus our commercial efforts on a concentrated group of prescribing hematologists, oncologists and dermatologist-oncologists, along with key opinion leaders and advocacy groups who play an important role in the CTCL treatment regimen. Our strategy includes seeking inclusion in the National Comprehensive Cancer Network (“NCCN”) guidelines and compendia as well as obtaining coverage and reimbursement from the Centers for Medicare and Medicaid Services.

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

LYMPHIR Intellectual Property

On September 3, 2021, we acquired the exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL from Eisai, who acquired it previously from Dr. Reddy’s. We refer to the agent as LYMPHIR. The exclusive license, which was amended as part of the transaction, is with Eisai and includes rights to develop and commercialize LYMPHIR in all markets except for Japan and certain parts of Asia. The license includes an option on the right to develop and market the product in India. In April 2022, Citius Pharma assigned the license agreement to Citius Oncology, at which time Citius Oncology began operations.

Under the license agreement, Eisai is to receive a $6 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication (which increase to $7 million in the event Citius Oncology exercises the option to add India to the licensed territory) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Pursuant to the terms of the license agreement, Citius Pharma reimbursed Eisai for approximately $2.65 million of Eisai’s costs to complete the ongoing Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and for all reasonable costs associated with the preparation of a BLA for LYMPHIR.

Pursuant to the terms of the license agreement, Eisai was responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls development activities through the production of the BLA, which we filed with the FDA in September 2022, while we are responsible for the costs of correcting any major deficiencies in the BLA as well as the costs of any further studies and development costs associated with potential additional indications.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability, or validity of any licensed patent.

We, through our subsidiary, are responsible for preparing, filing, prosecuting, and maintaining all patent applications and patents included in the licensed patents that we intend to pursue within the territory.

Under the terms of the agreement with Dr. Reddy’s, we, through our subsidiary, are obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. We, through our subsidiary, will also be obligated to pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We, through our subsidiary, will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by Citius Oncology and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Also under the agreement with Dr. Reddy’s, we, through our subsidiary, are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

Patents

As part of the definitive agreement with Dr. Reddy’s, the Citius Pharma acquired, and later transferred to Citius Oncology, method of use patents in which E7777 is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

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

Stability Patent Application for Mino-Lok

In October 2018, the USPTO issued U.S. Patent No. 10,086,114 (the “114 patent”), entitled “Antimicrobial Solutions with Enhanced Stability.” On October 9, 2019, the European Patent Office (“EPO”) granted European Patent No. 3370794, which corresponds to the ’114 patent. The grant of these patents strengthens the intellectual property protection for Mino-Lok through November 2036. While the original patents for Mino-Lok (discussed above) cover the basic composition, this invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution. As such, the patents claiming the enhanced stability may effectively extend patent protection for Mino-Lok beyond the 2024 expiration of the original patents since it is expected that the compositions providing enhanced stability would be preferred over any non-stabilized versions that a competitor may introduce after June 7, 2024. Citius Pharma holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

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

Mino-Wrap Intellectual Property

In January 2019, we entered into a patent and technology license agreement with MDACC to develop and commercialize Mino-Wrap on an exclusive worldwide basis, with no rights to sub-license. We paid a one-time upfront licensing fee upon execution of the agreement. Under the agreement, we are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones that are associated with these regulatory options leading to an approval from the FDA. We are obligated to pay annual maintenance fees that increase annually until reaching a designated amount, which we must pay until the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, depending on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty equal to mid- to upper-single digit percentages of net sales, depending on the level of sales in that year, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the U.S. at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment that will increase annually for the duration of the term. We will be responsible for all patent expenses incurred by MDACC for the term of the agreement although MDACC is responsible for filing, prosecution and maintenance of all patents.

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

Citius Pharma holds the exclusive worldwide license, which provides access to this patented technology for development and commercialization of Mino-Wrap.

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

During the term of the license agreement, NoveCite is required to use commercially reasonable efforts to make commercially available at least one product in at least two markets: the U.S. and either the United Kingdom, France, Germany, China or Japan. Additionally, NoveCite shall (i) on or before the five-year anniversary of the date of the license agreement, file an IND for a licensed product in the field of acute pneumonitis treatment and (ii) receive regulatory approval for a licensed product in the field of acute pneumonitis treatment in the U.S. or in a major market country on or before the ten-year anniversary of the date of the license agreement.

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

Competition

We operate in a highly competitive and regulated industry which is subject to change. We face significant competition from organizations that are pursuing drugs that would compete with the drug candidates that we are developing and the same or similar products that target the same conditions we intend to treat. Due to our limited resources, we may not be able to compete successfully against these organizations, which include many large, well-financed and experienced pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies.

LYMPHIR Competition

There are currently several approved targeted therapeutics for patients with persistent or recurrent CTCL. However, there are limitations to these targeted therapies, which often are discontinued due to toxicity, adverse events, or a limited duration of response due to resistance over time. Consequently, we believe there continues to be an unmet medical need for patients with CTCL and an opportunity for LYMPHIR to be included among the treatment armamentarium for advanced-stage CTCL.

The following products are approved for the systemic treatment of advanced CTCL:

●	Mogamulizumab, sold under the brand name Poteligeo, is a humanized, afucosylated monoclonal antibody targeting CC chemokine receptor 4. The FDA approved it for treatment of relapsed or refractory mycosis fungoides and Sézary disease.

●	Brentuximab vedotin, sold under the brand name Adcetris, is an antibody-drug conjugate medication used to treat relapsed or refractory Hodgkin lymphoma and systemic anaplastic large cell lymphoma, a type of T-cell non-Hodgkin lymphoma. It selectively targets tumor cells expressing the CD30 antigen, a defining marker of Hodgkin lymphoma and ALC.

●	Romidepsin sold under the brand name Istodax, is a histone deacetylase (“HDAC”) inhibitor indicated for the treatment of CTCL in adult patients who have received at least one prior systemic therapy.

●	Vorinostat sold under the brand name Zolinza, is a HDAC inhibitor indicated for the treatment of cutaneous manifestations in patients with CTCL who have progressive, persistent or recurrent disease on or following two systemic therapies.

Mino-Lok Competition

Currently, the only alternative to Mino-Lok in the treatment of infected CVCs in CRBSI/CLABSI patients of which we are aware, is the standard of care of removing the culprit CVC and replacing a new CVC at a different vascular site. The Company is not aware of any INDs for a salvage antibiotic lock solution and does not expect any to be forthcoming due to the difficulty of meeting the necessary criteria to be effective and practical.

At this time, there are no pharmacologic agents approved in the U.S. for the prevention or treatment of CRBSIs or CLABSIs in central venous catheters. The Company is aware that there are several agents in development for prevention but none for salvage. The most prominent of these appear to be Defencath from CorMedix Inc. and B-Lock from Great Lakes Pharmaceuticals, Inc. (“GLP”). Neither of these lock solutions have been shown to be effective in salvaging catheters in bacteremic patients as Mino-Lok is intended to do, and Citius Pharma does not expect that either would be pursued for this indication.

DefencathTM (CorMedix Inc.)

Defencath is a formulation of Taurolidine 1.35%, Citrate 3.5%, and Heparin 1000 units/mL. Neutrolin is an anti-microbial catheter lock solution being developed by CorMedix to prevent CRBSIs and to prevent clotting. In January 2015, the FDA granted Fast Track and QIDP designations for Defencath. In December 2015, CorMedix initiated its Phase 3 clinical trial in hemodialysis patients in the U.S. On June 20, 2018, CorMedix announced that it had completed its review and source-verification of the data required for the interim analysis of the Phase 3 LOCK-IT-100 study for Neutrolin. The data was then locked and transferred to the independent biostatistician for un-blinding and analysis, who then provided the results to the Data and Safety Monitoring Board (“DSMB”) for its review.

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

On February 28, 2022, CorMedix resubmitted the NDA for DefenCath to address the CRL issued by the FDA. In parallel, CorMedix’s third-party manufacturer submitted responses to the deficiencies identified at the manufacturing facility in the PAAL issued by the FDA concurrently with the CRL. On March 28, 2022, CorMedix announced that the resubmission of the NDA for DefenCath had been accepted for filing by the FDA. The FDA considers the resubmission as a complete, Class 2 response with a six-month review cycle. The CMO has notified us that an onsite inspection by the FDA was conducted that resulted in FORM FDA 483 observations that are being addressed. The CMO submitted responses to the inspectional observations along with a corrective action plan and requested a meeting with the FDA to discuss. CorMedix also has been notified by its supplier of heparin, an active pharmaceutical ingredient (“API”) for DefenCath, that an inspection by the FDA for an unrelated API has resulted in a Warning Letter due to deviations from good manufacturing practices for the unrelated API.

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

CorMedix also announced that it had finalized an agreement with Alcami Corporation (“Alcami”), a U.S. based contract manufacturer with proven capabilities for manufacturing commercial sterile parenteral drug products. Alcami will function as a manufacturing site for DefenCath for the U.S. market, and CorMedix expects to be able to submit a supplement to its NDA application around the end of the first quarter of 2023 to request approval from FDA for DefenCath manufacturing.

On November 15, 2023 CorMedix announced that the FDA has approved DefenCath to reduce the incidence of catheter-related bloodstream infections (CRBSIs) for the limited population of adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (CVC).

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

NoveCite Competition

There are multiple participants in the cell therapy field both in the U.S. and abroad. We believe that the following companies most directly compete with NoveCite in our licensed field of acute pneumonitis treatment.

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

If we elect to conduct product development and manufacturing, we will be subject to regulation under various federal and state laws, including the Food, Drug and Cosmetic Act, Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations.

We have contracted with proven suppliers and manufacturers for active pharmaceutical ingredient, development and packaging. We are confident that all materials meet or will meet specifications discussed at the chemistry, manufacturing and controls meeting with the FDA.

Supply and Manufacturing of LYMPHIR

We have either contracted directly or contracted through Citius Oncology, to secure supply agreements with third-party cGMP facilities who are in compliance with current good manufacturing practices as generally accepted by the FDA. We are confident that all drug substance and drug product materials meet or will meet specifications as agreed with the FDA.

We believe our contract manufacturers have sufficient capacity to support demand for our products as our business grows. In addition to our supply agreements with third-party manufacturers, we, through Citius Oncology, have contracted with other proven suppliers for, testing, labeling, packaging, and distribution of LYMPHIR.

Regulation

United States Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the U.S. and other countries. All of our current product candidates are considered drugs. Consequently, we plan to resubmit the BLA for LYMPHIR early in the first quarter of 2024 and, depending on the results of our preclinical and clinical trials, we intend to submit an NDA to the FDA for each of Mino-Lok, Halo-Lido, Mino-Wrap and a BLA to the FDA for NoveCite.

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and the agency’s implementing regulations. If we fail to comply with the applicable U.S. requirements at any time during the product development process, including clinical testing, as well as at any time before and after the approval process, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on our company and its operations.

Before any one of our drug product candidates may be marketed in the U.S., it must be approved by the FDA. The steps required before a drug may be approved for marketing in the U.S. generally include:

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

Foreign Regulation

We and any of our collaborative partners may be subject to widely varying foreign regulations, which may be different from those of the FDA, governing clinical trials, manufacture, product registration and approval and pharmaceutical sales. Whether or not FDA approval has been obtained, we or our collaboration partners must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in such countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current U.S. law, there are restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country.

Employees

As of September 30, 2023, we had 22 employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations, and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius Pharma

Leonard Mazur, Chief Executive Officer, Chairman and Secretary – Mr. Mazur, 78, was appointed Chief Executive Officer effective May 1, 2022, and has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Myron Holubiak, Executive Vice Chairman and Director – Mr. Holubiak, 76, was appointed Executive Vice Chairman effective May 1, 2022, and has been a member of the Board since October 2015. He previously served as President and Chief Executive Officer from March 2016 through April 2022. He was also the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius Pharma, from March 2013 until March 2016.

Jaime Bartushak, Chief Business Officer, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 56, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius Pharma.

Myron Czuczman, Chief Medical Officer and Executive Vice President – Dr. Czuczman, 64, was appointed as Chief Medical Officer and Executive Vice President in July 2020. Dr. Czuczman previously served as Vice President, Global Clinical Research and Development, Therapeutic Head of Lymphoma/CLL at Celgene Corporation.

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

We were formed in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development, have not received approval for any of our product candidates, and have not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets, and stockholders’ equity. The process of developing our product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing, and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We incurred net losses of $32,542,912 and $33,640,646 for the years ended September 30, 2023 and 2022, respectively. At September 30, 2023, we had stockholders’ equity of $90,831,108 and an accumulated deficit of $162,231,379. Our net cash used in operating activities was $29,060,212 and $28,361,256 for the years ended September 30, 2023 and 2022, respectively.

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

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

At September 30, 2023, we estimated that we have sufficient capital to continue our operations through August 2024. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond August 2024, including its development plans for LYMPHIR (through Citius Oncology), Mino-Lok, Halo-Lido, Mino-Wrap and NoveCite, will depend on its ability to obtain regulatory approval to market LYMPHIR and/or Mino-Lok and generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on the approval, commercialization, or future sales of LYMPHIR and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

Delays in the resubmission and review of our BLA for LYMPHIR or other factors could increase the cost to develop and launch LYMPHIR.

While we believe we have sufficient funds on hand to complete the regulatory development and commercially launch LYMPHIR, delays in our anticipated submission of the BLA for LYMPHIR, issues raised by the FDA after resubmission or other factors could increase the cost to develop and launch LYMPHIR, which we expect would require us to obtain additional capital to complete those efforts. Financing might not be available on acceptable terms or at all.

We need to secure additional financing in the future to complete the development of our other current product candidates and support our operations.

We anticipate that we will incur operating losses for the foreseeable future as we continue developing our other product candidates besides LYMPHIR. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

We will need to access the capital markets in the future for additional capital for research and development and for operations. As of the date of this report, we do not anticipate seeking additional capital until sometime in 2024. Traditionally, pharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past several years have severely restricted raising new capital and have affected companies’ abilities to continue to expand or fund existing research and development efforts. If economic conditions continue to be uncertain or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are not successful in securing additional financing, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates.

We are primarily a late-stage development company with an unproven business strategy and may never achieve commercialization of our therapeutic product candidates or profitability.

We have no approved products. All of our current product candidates are in the pre-clinical or clinical stage, although we have applied for approval for LYMPHIR. We rely on third parties to conduct the research and development activities for our product candidates and our product commercialization capabilities are unproven. We, through Citius Oncology, are in the early stages of developing our sales and marketing capabilities at this time for LYMPHIR and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts related to LYMPHIR. We have no sales or marketing capabilities with respect to our other product candidates. Our success will depend upon our ability to develop such capabilities on our own or to enter into and maintain collaboration agreements on favorable terms and to select an appropriate commercialization strategy for each product candidate that we choose to pursue and that receives approval, whether on our own or in collaboration. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain, or increase profitability. Our ability to successfully commercialize any of our product candidates will depend, among other things, on our ability to:

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

We have two late-stage stage product candidates while our other product candidates are clinical stage. As a result, our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidates and we, as a company, have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date successfully completed only one late-stage clinical trial (much of which had been undertaken by Eisai prior to our in-licensing of the intellectual property of LYMPHIR) and are just beginning to undertake commercialization activities, in each case for LYMPHIR (through Citius Oncology). Despite our progress with LYMPHIR, our operations have been limited primarily to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. These operations provide a limited basis for you to assess our ability to successfully commercialize our product candidates and the advisability of investing in our securities.

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

Our business depends on the successful development and commercialization of our product candidates. We are not permitted to market any of our product candidates in the U.S. until we receive approval from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that appear to be promising at some or all stages of development may not receive approval or reach the market for a number of reasons that may not be predictable based on results and data of the clinical program. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates that are under development and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any. As an example, in response to the submission of our BLA for LYMPHIR, the FDA issued a complete response letter (“CRL”) on July 28, 2023. The FDA is requiring us to incorporate enhanced product testing and additional controls agreed to with the FDA during the market application review. There were no concerns relating to the safety and efficacy clinical data package submitted with the BLA, or the proposed prescribing information. In September 2023, we announced that the FDA has agreed with our plans to address the requirements outlined in the CRL, which guidance has provided us with a path for completing the necessary activities to support the resubmission of the BLA for LYMPHIR.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

●

may not find the data from clinical trials, including from our Phase 3 trial for LYMPHIR, sufficient to support the submission of an NDA or BLA or to obtain marketing approval in the U.S., including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

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

We, through Citius Oncology, may be required to make milestone payments to the licensor and former licensee of the LYMPHIR intellectual property in connection with its development and commercialization of LYMPHIR, which could adversely affect the profitability of LYMPHIR, if approved.

Under the terms of the License Agreement with Eisai, we, through Citius Oncology, are required to pay Eisai a $6 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication (which increases to $7 million in the event Citius Oncology exercises the option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Under the terms of the agreement with Dr. Reddy’s, Citius Oncology is obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. Further, under the agreement with Dr. Reddy’s, Citius Oncology is required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before September 1, 2025, the four-year anniversary of the effective date of the definitive agreement. Additionally, Citius Oncology is required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

These development and milestone obligations could impose substantial additional costs on us, divert resources from other aspects of the business, and adversely affect the overall profitability of LYMPHIR, if approved. We, through Citius Oncology, may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on favorable terms, or at all.

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

If the planned Business Combination is not completed, our common stock could be adversely affected.

If the planned Business Combination is not completed for whatever reason, the price of our common stock could be adversely impacted if investors view the Business Combination as providing more value to both Citius Pharma and Citius Oncology on a standalone basis. Further, depending on the reason for an inability to complete the Business Combination, our business reputation could be impaired.

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

As of September 30, 2023, we owned 75% of the outstanding common stock of NoveCite. As a result, we will only be entitled to a portion of any benefits that flow from the development by NoveCite of its NoveCite product candidate or any other product candidates that it might develop. In the event that NoveCite issues additional equity securities in the future this would likely reduce our percentage ownership, which would further reduce the portion of any benefit that might be derived from the NoveCite drug candidate’s successful development, unless we were to increase our investment.

Any FDA programs related to the development and approval of treatments for COVID-19 and its symptoms may not be available to us or actually lead to a faster development or regulatory review or approval process for NoveCite, our proposed treatment for ARDS, nor will it assure FDA approval of such a treatment.

In late April 2020, we made a pre-IND submission to the FDA for NoveCite as a treatment for ARDS. The submission was made under the FDA’s Coronavirus Treatment Acceleration Program (“CTAP”) and we requested the FDA’s feedback to support the most expeditious pathway for clinical development of the therapy. The CTAP program is relatively new and the FDA has broad discretion in administering the CTAP program and therefore we cannot assure you what the FDA might decide and whether there would be a faster development process.

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

Cellular immunotherapies, and stem cell therapies and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for a product candidate such as NoveCite is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are currently no FDA approved products with a label designation that supports the use of a product to treat and reduce the severity of ARDS in patients with COVID-19, which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval, and the time and cost required to obtain regulatory approval in the U.S. for our product candidate.

Regulatory requirements in the U.S. governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval of the NoveCite product candidate. For example, within the FDA, the Center for Biologics Evaluation and Research (“CBER”) restructured and created a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as the NoveCite product candidate. As a result, NoveCite may be required to change its regulatory strategy or to modify its applications for regulatory approval, which could delay and impair its ability to complete the pre-clinical and clinical development and manufacture of, and obtain regulatory approval for, its NoveCite product candidate. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require NoveCite to perform additional studies, increase its development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of the NoveCite product candidate or lead to significant post-approval limitations or restrictions. As NoveCite advances its NoveCite product candidate, NoveCite will be required to consult with the FDA and other regulatory authorities, and its NoveCite product candidate will likely be reviewed by an FDA advisory committee. NoveCite also must comply with applicable requirements, and if it fails to do so, it may be required to delay or discontinue development of its NoveCite product candidate. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring the NoveCite product candidate to market could impair NoveCite’s and our ability to generate sufficient product revenues to maintain our respective businesses.

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

Even if we receive regulatory approval to commercialize a product candidate, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community and may not generate significant revenue.

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

If approved, any product candidate may fail to achieve market acceptance or generate significant revenue to achieve or sustain profitability, which would harm the Company’s business. In addition, our efforts to educate the medical community and third-party payers on the benefits of any product candidate may require significant resources and may never be successful.

Even if approved for marketing by applicable regulatory bodies, we will not be able to create a market for any of our product candidates if we fail to establish marketing, sales, and distribution capabilities, either on our own or through arrangements with third parties.

Our strategy with our product candidates is to outsource to third parties all or most aspects of the product development process, as well as much of our marketing, sales, and distribution activities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. Currently, we, through Citius Oncology, are in the early stages of developing our sales, marketing and distribution capabilities for LYMPHIR and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience, to assist in our commercial efforts. We do not have any sales, marketing or distribution capabilities with respect to our other product candidates. The acquisition or development of a sales and distribution infrastructure requires substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies for any product candidates, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing, and distribution channels, or fail to enter into arrangements with third parties or the collaboration is terminated or is otherwise unsuccessful, we will experience delays in product launch and sales and incur increased costs.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted any off-label use of LYMPHIR or any other product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, Citius Pharma may become subject to significant liability. Such enforcement has become more common in the pharmaceutical industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as LYMPHIR and any other product candidates that might be approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If the Company receives marketing approval for its product candidates for its proposed indications, physicians may nevertheless use its product for their patients in a manner that is inconsistent with the approved label, if the physicians believe in their professional medical judgment it could be used in such manner. However, if the Company is found to have promoted its product for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of LYMPHIR or any other product candidates that receive approval, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

The markets in which we operate are highly competitive and we might be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly sales and marketing infrastructures, as well as extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies or products for at least some of the same conditions we are targeting. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have no experience as a company, although our executive officers do have pharmaceutical commercialization and launch experience. We, through Citius Oncology, have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts for LYMPHIR. However, our prior experience and our third party arrangements might not translate into the successful development and launch of any of our product candidates. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater as well as access to strategic partners and capital resources.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors might also develop products that are more effective, more useful and less costly than ours and might also be more successful in manufacturing and marketing their products. In addition, our competitors might be more effective than us in commercializing their products and as a result, our business and prospects might be materially harmed.

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

We are actively engaged with CMS in order to obtain the necessary coverage to facilitate reimbursement for LYMPHIR. However, we can offer no assurance as to any reimbursement coverage.

Health administration authorities in countries other than the U.S. may not provide reimbursement for our products at rates sufficient for us to achieve profitability, or at all. Like the U.S., these countries have considered health care reform proposals and could materially alter their government-sponsored health care programs by reducing reimbursement rates. Any reduction in reimbursement rates under Medicare or foreign health care programs could negatively affect the pricing of our approved product candidates. If we are not able to charge a sufficient amount for our approved product candidates, then our margins and our profitability will be adversely affected.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

There have been, and the Company expects there will continue to be, a number of legislative and regulatory changes to health care systems in the U.S. and abroad that could impact its ability to sell its products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. For example, in 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers in the U.S. Healthcare reform measures like the ACA may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

Since its enactment, there have been ongoing efforts to modify the ACA and its implementing regulations. The Company cannot predict what healthcare reform measures may be enacted by the U.S. Congress or implemented by any administration or how such efforts would impact its business. Litigation and legislation over the ACA and other healthcare reform measures are likely to continue, with unpredictable and uncertain results. Further, additional legislative changes to and regulatory changes under or related to the ACA remain possible.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted that impact government health programs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While any proposed measures may require authorization through additional legislation to become effective, the U.S. Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The Company expects that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal health care programs and commercial payers will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm its business, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These or other reforms could reduce the ultimate demand for our product candidates, if approved, or put pressure on its product pricing.

The Company cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S. If the Company or any third parties it may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if the Company or such third parties are not able to maintain regulatory compliance, any approved product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which are currently being manufactured entirely by commercial third-party manufacturers. We, through Citius Oncology, have secured supply agreements for LYMPHIR with the two third-party facilities who are in compliance with current good manufacturing practices (“cGMP”) as generally accepted by the FDA. If LYMPHIR, or any other product candidate we develop or might acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on our current source or any future source or sources to manufacture our product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical, and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our product candidates and our financial performance might be materially and adversely affected.

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

Our commercial success will depend in part on the maintenance of our current and any future license agreements. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under our current license agreements, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations for various developmental and regulatory milestones. If we fail to comply with our obligations under our current license agreements or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Each of our license agreements provides the licensor with a right to terminate the license agreement for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should the licensor under any of our license agreements exercise such a termination right, we would lose our right to the intellectual property under the respective license agreement, which loss may materially harm our business.

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

Our performance is substantially dependent on the continued services and on the performance of our executive management and other key personnel, who have extensive experience and specialized expertise in our business. Our Chief Executive Officer, Leonard Mazur, our Vice Chairman, Myron Holubiak, and our Chief Medical Officer and Executive Vice President, Myron Czuczman, in particular have significant experience in the running of pharmaceutical companies and/or drug development itself. This depth of experience is of significant benefit to us, especially given the small size of our management team and our company, including our subsidiaries. The loss of the services of any of Mr. Mazur, Mr. Holubiak and Dr. Czuczman as well as any other member of our executive management or any key employees, including those at NoveCite or Citius Oncology, could harm our ability to attract capital and develop and commercialize our product candidates. Neither we nor NoveCite and Citius Oncology has key man life insurance policies.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

We utilize the services of a clinical management team on a part-time basis to assist us in managing our ongoing Phase 2 and Phase 3 trials and intend to do so for future preclinical and clinical trials. Pursuant to the shared services agreement with Citius Pharma, Citius Oncology utilizes the services of Citius Pharma’s management team to assist it in managing the clinical and pre-clinical trials. Following the Business Combination, pursuant to an amended and restated shared services agreement, Citius Oncology will continue to utilize the services of Citius Pharma employees with expertise in product manufacturing and commercialization for the planned launch of LYMPHIR. While we believe this will provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities, and other research institutions.

The Combined Company’s board members are anticipated to also be directors of Citius Pharma, and the executive officers are also employees of Citius Pharma pursuant to the shared services agreement. Citius Oncology expects to rely on these individuals and the other expertise and personnel made available under the shared services agreement for the foreseeable future.

Competition for qualified directors, officers and employees is intense, and we cannot be certain that our retention of these individuals or any search for additional such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. In addition, we may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management. If we are unable to attract and retain qualified employees, officers and directors, the management and operation of our business could be adversely affected.

We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.

We will need to manage our anticipated growth and increased operational activity, including as a result of the continuing development of LYMPHIR and our other product candidates. Our personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

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

Our business strategy is based on the acquisition of additional product candidates. This is evidenced by our in-licensing of NoveCite in October 2020 and LYMPHIR in September 2021. We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

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

Our ability to successfully develop our business through acquisitions including the in-licensing of LYMPHIR, will depend on our ability to identify, negotiate, complete, and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any acquired business, technology or product into our business operations, our business and financial condition might be adversely affected.

Conflicts of interest may arise from our relationship with NoveCite.

As of September 30, 2023, we beneficially owned 75% of the voting power of NoveCite’s outstanding common stock; Novellus owns the other 25%. As a result of our partial ownership, our relationship with NoveCite could give rise to certain conflicts of interest that could have an impact on our and NoveCite’s respective research and development programs, business opportunities, and operations generally.

●	Even though we utilize different technologies than NoveCite, we could find ourselves in competition with it for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements.

●	NoveCite will engage for its own business in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures other than to the extent as a stockholder in NoveCite. NoveCite will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by NoveCite.

●	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time.

●	There is overlap among our board of directors, senior management and research staffs and that of NoveCite. Two of our directors, Myron Holubiak and Leonard Mazur, also serve as directors of NoveCite. In addition, Myron Holubiak serves as Chief Executive Officer and Jaime Bartushak serves as Chief Financial Officer of both Citius Pharma and NoveCite. These overlapping positions could interfere with the duties owed by such individuals to Citius Pharma.

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

If one of our product candidates is approved by the FDA or by a foreign regulatory authority, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the products or to whom and how we may distribute an approved product. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for any of our product candidates, if any, may include restrictions on use. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize that product candidate. The FDA could also require a registry to track the patients utilizing the product or implement a Risk Evaluation and Mitigation Strategy (“REMS”) that could restrict access to the product, which would reduce our revenues and/or increase our costs. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Similar risks apply in foreign jurisdictions.

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

In addition, the law or regulatory policies governing pharmaceutical products may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. CMOs and their vendors or suppliers may also face changes in regulatory requirements from governmental agencies in the U.S. and other countries. We cannot predict the likelihood, nature, extent or effects of government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market any future approved products and our business could suffer.

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

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

Because the time period from filing a patent application to the issuance, if ever, of the patent is often more than three years and because any regulatory approval and marketing for a pharmaceutical product often occurs several years after the related patent application is filed, the resulting market exclusivity afforded by any patent on our drug candidates and technologies will likely be substantially less than 20 years. For example, the U.S. patent on the original Mino-Lok composition expires in June 2024, and the U.S. patent on the stabilized Mino-Lok composition expires in November 2036. Since we anticipate significant additional time before FDA approval could be obtained, the maximum market exclusivity afforded by the statutory term of the currently issued patents would be less than 17 years. In the U.S., the European Union and some other jurisdictions, patent term extensions are available for certain delays in either patent office proceedings or marketing and regulatory approval processes. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be granted extensions even if we encounter significant delays in patent office proceedings or marketing and regulatory approval.

Additionally, patent law is subject to change and varies among the U.S. and foreign countries. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ abilities to obtain new patents or to enforce existing patents that we and our licensors or partners may obtain in the future.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition and our business, financial condition and results of operations may be adversely affected.

We have registered a trademark with the USPTO for the marks “LYMPHIR” and “Mino-Lok”. Thses and any other trademarks or trade names we may obtain may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. The Company may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. At times, competitors or other third parties may adopt similar trade names or trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. The Company’s efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

Risks Related to Our Planned Spinoff of Citius Oncology

The Business Combination is subject to the satisfaction or waiver of certain conditions, which may not be satisfied or waived on a timely basis, if at all, and we may be unable to complete the Spinoff of Citius Oncology as a separate public company.

The consummation of the Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

●	the expiration or termination of the waiting period under the Hart Scott Rodino Act;

●	receipt of required consents and approvals from certain governmental authorities;

●	no agreement with any governmental authority pursuant to which Citius Pharma or TenX has agreed not to consummate the Business Combination;

●	no governmental authority of competent jurisdiction shall have enacted, issued or granted any law that has the effect of restraining, enjoining or prohibiting the consummation of the transaction;

●	TenX has at least $5,000,001 of net tangible assets as of the Closing;

●	no outstanding or uncured written notice has been received by TenX from Nasdaq stating that it has failed, or would reasonably be expected to fail to meet the Nasdaq initial listing requirements or Nasdaq continued listing requirements as of the Effective Date for any reason;

●	the parties have performed and complied in all material respects with the obligations, covenants and agreements required by the Merger Agreement;

●	customary bring down conditions related to the accuracy of the parties’ respective representations, warranties and pre-Closing covenants in the Merger Agreement, including the absence of any “Material Adverse Effect” (as defined in the Merger Agreement);

●	TenX’s registration statement that has been filed with the SEC has become effective; and

●	the requisite TenX’s shareholders’ approvals have been received.

Additionally, as previously announced, Citius Pharma is in the process of formulating a plan of distribution to its stockholders of a portion of the shares of the Combined Company that Citius Pharma is to receive in the Business Combination (the “Distribution”). The criteria to determine the timing, size and other factors related to such Distribution will be determined and announced by us at a later date.

We cannot assure you that we will be able to complete the Business Combination or Spinoff or a Distribution due to many factors outside of our control. The completion of the anticipated Spinoff of Citius Oncology and any Distribution will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spinoff.

The Company believes that separating LYMPHIR into a standalone entity would create two focused standalone public companies that are better positioned to pursue their strategic priorities, invest in growth opportunities, and attract new investors. The Company also believes that the Business Combination and Spinoff will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that Citius Oncology would have as a standalone publicly traded company. However, by separating from Citius Pharma, Citius Oncology might be more susceptible to market fluctuations and we may be unable to achieve some or all of the benefits that we expect Citius Oncology to achieve as an independent company in the time we expect, if at all. Further, if the Business Combination’s benefits do not meet the expectations of financial analysts, or due to the other factors discussed in this “Risk Factors” section and elsewhere in this report, the market price of the Combined Company’s common stock might decline or increase in volatility.

Citius Oncology currently has only one product candidate that is in late stage development and it is heavily dependent on the approval, launch and commercial success of LYMPHIR.

In April 2022, Citius Pharma transferred the assets related to LYMPHIR to Citius Oncology. LYMPHIR is Citius Oncology’s only late-stage product candidate, and it has not been approved for commercial sale, while the other product candidates are in the pre-clinical stage. Upon completion of the anticipated Business Combination, Citius Pharma will become a majority stockholder of the Combined Company, and as a result, we will only be entitled to a portion of the benefits, if any, that flow from the development by Citius Oncology of its LYMPHIR product candidate or any other product candidates that it might develop.

Citius Oncology is entirely dependent upon the successful commercial launch of LYMPHIR to generate revenue for the foreseeable future. Even if Citius Oncology receives approval for LYMPHIR for the treatment of CTCL, the commercial launch in the U.S. is not expected to occur until the second half of 2024. As a result, it is difficult to evaluate Citius Oncology’s current business and predict its future prospects due to the other factors discussed in this “Risk Factors” section and elsewhere in this report. We cannot assure you that LYMPHIR will gain market acceptance among physicians, health care payors, patients and the medical community, which is critical to its commercial success.

Even after the completion of the Business Combination, the Combined Company will require substantial additional funding, which may not be available on acceptable terms, or at all.

Citius Oncology’s operations have consumed substantial amounts of cash since inception and Citius Oncology expects to significantly increase its spending to continue its commercialization efforts for LYMPHIR, advance development of LYMPHIR for other indications and launch and commercialize any product candidates for such indications for which it receives regulatory approval. Furthermore, following the Business Combination, the Combined Company will have additional costs associated with operating as a public company. The Combined Company will require additional capital to fund its other operating expenses and capital expenditures.

Following consummation of the Business Combination, until the Combined Company is able to generate significant revenue, if ever, we expect it to finance its operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We cannot be sure that any additional funding, if needed, will be available on terms favorable to it, or at all. Any additional fundraising efforts may divert its management from their day-to-day activities, which may adversely affect its ability to develop and commercialize its product candidates.

If Citius Oncology or the Combined Company raises additional funds through collaborations or strategic alliances with third parties, it may have to relinquish valuable rights to its product candidates, future revenue streams, research programs or technologies, or grant licenses on terms that may not be favorable to it. If Citius Oncology or the Combined Company is unsuccessful in its efforts to raise additional financing on acceptable terms, it may be required to significantly reduce or cease its operations.

The amount and timing of its future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

●	the costs and expenses associated with its ongoing commercialization efforts for LYMPHIR;

●	the degree of success it experiences in commercializing LYMPHIR;

●	the revenue generated by sales of LYMPHIR and other products that may be approved, if any;

●	the scope, progress, results and costs of conducting studies and clinical trials for its other product candidates, if any, resulting from its ongoing research with LYMPHIR for other possible indications;

●	the timing of, and the costs involved in, obtaining regulatory approvals for LYMPHIR and its other product candidates;

●	the costs of manufacturing LYMPHIR and any other potential product candidates it develops;

●	the timing and amount of any milestone, royalty or other payments it is required to make pursuant to any current or future license agreements;

●	the extent to which LYMPHIR or any of its other potential product candidates, if approved for commercialization, is adopted by the physician community;

●	the effect of competing products and product candidates and other market developments;

●	the number and types of future product candidates it might develop and commercialize;

●	any product liability or other lawsuits related to its products candidates and any approve products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the costs associated with being a public company after the closing of the Business Combination;

●	its need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of its general and administrative expenses.

Future sales or issuances of a substantial number of shares of the Combined Company’s common stock may cause the price of its common stock to decline.

Citius Oncology is, and after the Business Combination, the Combined Company is expected to be, authorized to issue an aggregate of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Any additional equity or equity-related financing may be dilutive to its stockholders, and debt or equity financing, if available, might subject Citius Oncology or the Combined Company to restrictive covenants and significant interest costs. Citius Oncology, and after the Business Combination, the Combined Company, might also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes.

Pursuant to the amended and restated registration rights agreement to be entered into in connection with the Business Combination, certain stockholders TenX, the TenX sponsor and certain equity holders of Citius Pharma can demand that the Combined Company can register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by the amended and restated registration rights agreement and the Merger Agreement.

The future sales or issuances of any such shares of the Combined Company’s common stock or common stock equivalents may create downward pressure on the trading price of the Combined Company or our common stock.

The announcement of the proposed Business Combination could disrupt Citius Pharma’s or Citius Oncology’s relationships with their respective customers, suppliers, business partners and others, as well as their respective operating results and business generally.

Risks relating to the impact of the announcement of the Business Combination on our business include the following:

●	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

●	customers, suppliers, business partners and other parties with which we maintain business relationships may experience uncertainty about its future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

●	we have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Business Combination.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact the Combined Company’s results of operations and cash available to fund its business.

Conflicts of interest may arise from the Combined Company’s relationship with Citius Pharma.

Immediately after the Business Combination, all of the Combined Company’s directors, executive officers and employees will also be directors and employees of Citius Pharma; the employees will all be available pursuant to the amended and restated shared services agreement. As a result of this arrangement, the Combined Company’s relationship with Citius Pharma could give rise to certain conflicts of interest that could have an impact on its research and development programs, business opportunities, and operations generally.

Even though the Combined Company is developing different technologies in different fields than Citius Pharma, the Combined Company could find itself in competition with Citius Pharma for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements. The Combined Company will engage for its own business in research and product development programs, investments, and business ventures, and Citius Pharma will not be entitled to participate or to receive an interest in those programs, investments, or business ventures. The Combined Company will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by the Combined Company or by Citius Pharma.

Potential conflicts of interest could also arise in connection with the resolution of any dispute that may arise between Citius Pharma and the Combined Company regarding the terms of the amended and restated shared services agreement governing the services provided by Citius Pharma to the Combined Company and the relationship between the companies. Potential conflicts of interest may also arise if the Combined Company enters into additional commercial arrangements with Citius Pharma in the future. As a result of these actual or apparent conflicts, the Combined Company or Citius Pharma, might be precluded from pursuing certain growth initiatives.

Each conflict of interest will be resolved by the respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time. As noted above, there will be overlap among the Combined Company’s board of directors, senior management and research staffs and that of Citius Pharma. These overlapping positions could interfere with the duties owed by such individuals to Citius Pharma.

A Distribution in connection with or following the Spinoff of Combined Company shares to our stockholders could result in significant tax liability to Citius Pharma and our stockholders.

A Distribution of Combined Company shares to our stockholders would not qualify for non-recognition of gain and loss, and therefore, our stockholders could be subject to tax. Each U.S. holder who receives Combined Company stock in a Distribution would generally be treated as receiving a Distribution in an amount equal to the fair market value of the Combined Company common stock received, which would generally result in (i) a taxable dividend to the stockholder to the extent that stockholder’s pro rata share of Citius Pharma’s current or accumulated earnings and profits; (ii) a reduction in the stockholder’s basis (but not below zero) in Citius Pharma’s common stock to the extent the amount received exceeds the stockholder’s shares of Citius Pharma’s earnings and profits; and (iii) a taxable gain from the exchange of Citius Pharma’s stock to the extent the amount received exceeds the sum of the stockholder’s share of Citius Pharma’s earnings and profits and the stockholder’s basis in its Citius Pharma stock.

Citius Pharma will also recognize a taxable gain in an amount up to the fair market value of any distributed Combined Company stock in excess of the taxable basis in such distributed shares.

Any legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.

In connection with business combination transactions similar to the proposed Business Combination, it is not uncommon for lawsuits to be filed against the parties and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus provided to stockholders contains false and misleading statements and/or omits material information concerning the transaction. Although no such lawsuits have yet been filed in connection with the Business Combination, it is possible that such actions may arise and, if such actions do arise, they generally would seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require the parties to incur significant costs and draw the attention of the parties’ management teams away from the consummation of the Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Business Combination is consummated may adversely affect the Combined Company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Business Combination from being consummated within the expected timeframe.

Risks Related to Our Securities

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Citius Pharma common stock is currently listed on The Nasdaq Capital Market and following the Business Combination, the Combined Company intends to separately list its common stock on The Nasdaq Global Market. In order to maintain these listings, each entity must satisfy minimum financial and other requirements.

On September 12, 2023, Citius Pharma received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until March 11, 2024, to regain compliance with the Bid Price Rule. If at any time before March 11, 2024, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance with the Bid Price Rule. While Citius Pharma intends to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be successful or continue to meet all applicable Nasdaq Capital Market requirements in the future.

If Citius Pharma’s (or following the Business Combination, the Combined Company’s) common stock were to be removed from listing with Nasdaq, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

If Citius Pharma’s (or following the Business Combination, the Combined Company’s) common stock is delisted and there is no longer an active trading market for our shares, it may, among other things:

●	cause stockholders difficulty in selling Citius Pharma’s or the Combined Company’s shares without depressing the market price for the shares or selling the shares at all;

●	substantially impair the ability to raise additional funds;

●	result in a loss of institutional investor interest and fewer financing opportunities; and/or

●	result in potential breaches of representations or covenants of agreements pursuant to which Citius Pharma or the Combined Company made representations or covenants relating to compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of management’s time and attention and could have a material adverse effect on the financial condition, business and results of operations.

A delisting would also reduce the value of Citius Pharma’s or the Combined Company’s equity compensation plans, which could negatively impact the ability to retain employees.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

For the foreseeable future, to finance our operations, including possible acquisitions or strategic transactions, we expect to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 400,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2023, there were 158,857,798 shares of common stock outstanding, 50,923,819 shares underlying warrants with a weighted average exercise price of $1.50 per share and 13,305,171 shares underlying options with a weighted average exercise price of $1.79 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock or publicly traded warrants.

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

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of our common stock.

We have not paid cash dividends on our common stock and we (and following the Business Combination, the Combined Company) do not anticipate paying cash dividends on its capital in the foreseeable future. The payment of dividends on the capital stock will depend on the respective earnings, financial condition and other business and economic factors affecting them at such time as the board of directors may consider relevant. In addition, the ability to pay dividends may be limited by covenants in any future outstanding indebtedness that either entity may incur. Since the Combined Company does not intend to pay dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of the Combined Company’s common stock. There is no guarantee that either entity’s common stock will appreciate or even maintain the price at which its stockholders have purchased it.

Provisions in our Amended and Restated Articles of Incorporation, as amended, and under Nevada law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Provisions of our articles of incorporation and bylaws may delay or discourage transactions involving an actual or potential change of control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, these provisions include:

●	the authorization of 10,000,000 shares of “blank check” preferred stock, the rights, preferences and privileges of which may be established and shares of which may be issued by our Board of Directors at its discretion from time to time and without stockholder approval;

●	limiting the removal of directors by the stockholders;

●	allowing for the creation of a staggered Board of Directors;

●	eliminating the ability of stockholders to call a special meeting of stockholders; and

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

Additionally, Nevada’s “combinations with interested stockholders” statutes prohibit certain business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless (i) the corporation’s Board of Directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or (ii) the combination is approved by the Board of Directors and 60% of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval, certain restrictions may apply even after such two-year period. For purposes of these statutes, an “interested stockholder” is any person who is (x) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (y) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between the corporation and an “interested stockholder”. Subject to certain timing requirements set forth in the statutes, a corporation may elect not to be governed by these statutes. We have not included any such provision in our articles of incorporation.

We are not currently subject to Nevada’s “acquisition of controlling interest” statutes that contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. If these laws were to apply to us, they might further discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of our stockholders.

The effect of these statutes may be to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our Board of Directors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

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

Holders of Common Stock

As December 27, 2023, we had approximately 92 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

In August 2023, we extended the term by one year to August 14, 2024 for an aggregate of 3,921,569 warrants with an exercise price of $1.15 per share of common stock. The warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and a member of the Board of Directors, and were originally issued in August 2018 in a private placement conducted simultaneously with a registered direct offering of shares of common stock (the “2018 Offering”) managed by H. C. Wainwright & Co., LLC (“Wainwright”). Mr. Mazur and Mr. Holubiak participated in the private placement on the same basis as all other investors. Additionally, 189,412 placement agent warrants with an exercise price of $1.5938 per share issued in connection with the 2018 Offering were extended by one year to August 8, 2024. Such placement agent warrants are held by certain representatives of Wainwright. There are no other warrants remaining outstanding from the 2018 Offering and if such warrants are fully exercised, the Company would receive $4,811,680 in cash proceeds.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2023, which is the fourth quarter of our fiscal year.

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

On August 23, 2021, we formed Citius Oncology, Inc. (formerly Citius Acquisition Corp.) as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, but Citius Oncology did not begin operations until April 2022, when Citius Pharma transferred the assets related to LYMPHIR to Citius Oncology, including the related license agreement with Eisai and the related asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s.

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

Through September 30, 2023, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

Recent Developments

On October 23, 2023, Citius Pharma and Citius Oncology entered into the Merger Agreement with TenX and Merger Sub. The Merger Agreement provides, among other things, (i) on the terms and subject to the conditions set forth therein, that Merger Sub will merge with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX, and (ii) that prior to the Effective Time, TenX will migrate to and domesticate as a Delaware corporation. The publicly traded Combined Company is to be named “Citius Oncology, Inc.”

Patent and Technology License Agreements

Mino-Lok® – LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and has increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

Mino-Wrap – On January 2, 2019, we entered into a patent and technology license agreement with the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center (“Licensor”), whereby we in-licensed exclusive worldwide rights to the patented technology for any and all uses relating to breast implants. We intend to develop a liquefying gel-based wrap containing minocycline and rifampin for the reduction of infections associated with breast implants following breast reconstructive surgeries. We are required to use commercially reasonable efforts to commercialize Mino-Wrap under several regulatory scenarios and achieve milestones associated with these regulatory options leading to an approval from the FDA.

Under the license agreement, we paid a nonrefundable upfront payment of $125,000. We are obligated to pay an annual maintenance fee of $30,000, commencing in January 2020 that increases annually by $15,000 per year up to a maximum of $90,000. Annual maintenance fees cease on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the U.S. at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution, and maintenance of all patents.

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

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics (“Brooklyn”). Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all original terms and conditions. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc. (“Eterna”).

As part of the Novellus and Brooklyn merger transaction, the 25% non-dilutive position per the subscription agreement between Novellus and NoveCite was removed.

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

LYMPHIR - In September 2021, the Company announced that it had entered into a definitive agreement with Dr. Reddy’s to acquire its exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma subsequently renamed E7777 as LYMPHIR.

Under the terms of this agreement, Citius Pharma acquired Dr. Reddy’s exclusive license of LYMPHIR from Eisai and other related assets owned by Dr. Reddy’s (now owned by Citius Oncology). Our exclusive license rights, through our subsidiary, include rights to develop and commercialize LYMPHIR in all markets except for Japan and certain parts of Asia. Additionally, we, through our subsidiary, have an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Dr. Reddy’s received a $40 million upfront payment and is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales. Eisai is to receive a $6 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of a Biologics License Application (“BLA”) for LYMPHIR with the FDA. The BLA was filed in September 2022. We, through Citius Oncology, will be responsible for development costs associated with potential additional indications.

On July 29, 2023, we received a Complete Response Letter, (“CRL”) from the FDA regarding the BLA seeking approval for LYMPHIR. The FDA has required that we incorporate enhanced product testing, and additional controls agreed to with the FDA during the market application review. The FDA raised no concerns relating to the safety and efficacy clinical data package.

On September 8, 2023, we announced that the FDA agreed with our plans to address the requirements outlined in the CRL. The guidance from the FDA provides a path for completing the necessary activities to support the resubmission of the BLA. No additional clinical efficacy or safety trials have been requested by the FDA for the resubmission. Based on the feedback from the FDA, we plan to complete the CRL remediation activities by the end of the year and file the resubmission in early 2024.

Results of Operations for Year Ended September 30, 2023 compared to Year Ended September 30, 2022

	Year Ended September 30, 2023	Year Ended September 30, 2022
Revenues	$—	$—

Operating expenses:
Research and development	14,819,729	17,655,482
General and administrative	15,295,584	11,754,609
Stock-based compensation – general and administrative	6,616,705	3,905,954
Total operating expenses	36,732,018	33,316,045

Operating loss	(36,732,018)	(33,316,045)
Interest income	1,179,417	251,399
Gain on sale of New Jersey net operating losses	3,585,689	—
Loss before income taxes	(31,966,912)	(33,064,646)
Income tax expense	576,000	576,000
Net loss	$(32,542,912)	$(33,640,646)

Revenues

We did not generate any revenues for the years ended September 30, 2023 and 2022.

Research and Development Expenses

For the year ended September 30, 2023, research and development expenses were $14,819,729 as compared to $17,655,482 for the year ended September 30, 2022, a decrease of $2,835,753.

Research and development costs for Mino-Lok® decreased by $33,894 to $4,216,761 for the year ended September 30, 2023 as compared to $4,250,655 for the year ended September 30, 2022, driven primarily by decreased start-up costs associated with the global clinical research organization, Biorasi, LLC, that assisted in the opening of international sites, primarily in India, for the Phase 3 Mino-Lok trial.

Research and development costs for our Halo-Lido product candidate increased by $1,378,662 to $4,076,010 for the year ended September 30, 2023 as compared to $2,697,348 for the year ended September 30, 2022 due to higher costs associated with the initiation of the Phase 2 study for the year ended September 30, 2023. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study.  Citius intends to schedule an end of Phase 2 meeting with the FDA to begin planning the next steps in the regulatory and clinical development program for CITI-002.

During the year ended September 30, 2023, research and development costs for our proposed novel cellular therapy for acute respiratory distress syndrome (ARDS) were $193,898 as compared to $1,777,288 for the year ended September 30, 2022. The decrease of $1,583,390 was primarily related to lower preclinical and manufacturing costs in the year ended September 30, 2023.

During the year ended September 30, 2023, research and development expenses for our LYMPHIR product candidate were $6,081,385 as compared to $8,693,775 during the year ended September 30, 2022. The decrease of $2,612,390 was primarily due to reduced costs associated with the completion of the Phase 3 clinical trial, as well as the completion and submission of the Biologics License Application to the FDA, which we filed in September 2022.

We expect that research and development expenses will continue to stabilize in fiscal 2024 as we continue to focus on the commercialization of LYMPHIR, and complete our Phase 3 trial for Mino-Lok and our Phase 2b trial for Halo-Lido.

General and Administrative Expenses

For the year ended September 30, 2023, general and administrative expenses were $15,295,584 as compared to $11,754,609 for the year ended September 30, 2022, an increase of $3,540,975. The primary reason for the increase was costs associated with pre-launch and market research activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the year ended September 30, 2023, stock-based compensation expense was $6,616,705 as compared to $3,905,954 for the year ended September 30, 2022. Stock-based compensation expense includes options granted to directors, employees, and consultants. The primary reason for the $2,710,751 increase in stock-based compensation expense was the grant of options under the Citius Oncology stock plan. Option expense under the Citius Oncology stock plan was $1,965,500 during the year ended September 30, 2023. For the years ended September 30, 2023 and 2022, stock-based compensation expense also includes $130,382 and $133,332, respectively, for the NoveCite stock option plan. In fiscal year 2023, we granted options to our new employees and additional options to other employees, our directors, and consultants. At September 30, 2023, unrecognized total compensation cost related to unvested options for Citius Pharma common stock of $4,840,874 is expected to be recognized over a weighted average period of 1.5 years, unrecognized total compensation cost related to unvested options for Citius Oncology common stock of $18,882,500 is expected to be recognized over a weighted average period of 2.6 years, and unrecognized total compensation cost related to unvested options for NoveCite common stock of $47,575 is expected to be recognized over a weighted average period of 0.7 years.

Other Income

During the year ended September 30, 2023, the Company earned $1,179,417 of interest income compared to $251,399 of interest income during the year ended September 30, 2022. The increase of $928,018 was due to higher interest rates earned on the investment of the remaining proceeds from our equity offerings and common stock warrant exercises in money market accounts.

Other income for the year ended September 30, 2023 also includes the $3,585,689 gain recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $576,000 for in each of the years ended September 30, 2023 and 2022 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the year ended September 30, 2023, we incurred a net loss of $32,542,912 compared to a net loss of $33,640,646 for the year ended September 30, 2022. The $1,097,734 decrease in the net loss was primarily due to the increase in other income of $4,513,707 offsetting the increase in our operating expenses of $3,415,973.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred net losses of $32,542,912 and $33,640,646 for the years ended September 30, 2023 and 2022, respectively. At September 30, 2023, Citius Pharma had an accumulated deficit of $162,231,379. Citius Pharma’s net cash used in operations during the years ended September 30, 2023 and 2022 was $29,060,212 and $28,361,256, respectively.

As a result of our common stock offerings and common stock warrant exercises in fiscal year 2021 and the May 2023 registered direct offering, the Company had working capital of approximately $29,000,000 at September 30, 2023. We expect that we will have sufficient funds to continue our operations through August 2024. At September 30, 2023, Citius Pharma had cash and cash equivalents of $26,480,928 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the year ended September 30, 2023, the Company received net proceeds of $13,829,450, from the issuance of equity. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Financing Activities

In November 2022, the Company was selected to participate in New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program and received $3,585,689 million in non-dilutive capital through the New Jersey Economic Development Authority on December 29, 2022.

On May 8, 2023, the Company closed a registered direct offering with certain institutional investors for 12,500,001 common shares and warrants to purchase 12,500,001 common shares, at a purchase price of $1.20 per share of common stock and accompanying warrant, for gross proceeds of $15,000,001. The warrants have an exercise price of $1.50 per share, are exercisable six months from the date of issuance, and expire five years from the date of issuance. The Company also issued 875,000 warrants to the placement agent as part of the transaction. Net proceeds of the offering totaled approximately $13,798,183.

During the year ended September 30, 2023, we received $31,267 in proceeds from the exercise of common stock options.

Based on our cash and cash equivalents at September 30, 2023, we expect that we will have sufficient funds to continue our operations through August 2024. We expect to raise additional capital in the future to support our operations beyond August 2024. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

In-process Research and Development and Goodwill

In-process research and development of $19,400,000 represents the value of LMB’s drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to treat catheter-related bloodstream infections, and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. In-process research and development of $40,000,000 represents the value of our September 2021 acquisition of an exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Goodwill represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized and will be tested at least annually for impairment.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2023.

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

The Company performed a qualitative assessment for its 2023 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2023.

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

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

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

Boston, Massachusetts

December 29, 2023

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$26,480,928	$41,711,690
Prepaid expenses	7,889,506	2,852,580
Total Current Assets	34,370,434	44,564,270

Property and equipment, net	1,432	4,100

Operating lease right-of-use asset, net	454,426	646,074

Other Assets:
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	68,784,858	68,784,858

Total Assets	$103,611,150	$113,999,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,927,334	$1,165,378
Accrued expenses	476,300	1,405,394
Accrued compensation	2,156,983	1,762,251
Operating lease liability	218,380	196,989
Total Current Liabilities	5,778,997	4,530,012

Deferred tax liability	6,137,800	5,561,800
Operating lease liability – non current	262,865	481,245
Total Liabilities	12,179,662	10,573,057

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 400,000,000 shares authorized; 158,857,798 and 146,211,130 shares issued and outstanding at September 30, 2023 and 2022, respectively	158,858	146,211
Additional paid-in capital	252,903,629	232,368,121
Accumulated deficit	(162,231,379)	(129,688,467)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	90,831,108	102,825,865
Non-controlling interest	600,380	600,380
Total Equity	91,431,488	103,426,245

Total Liabilities and Equity	$103,611,150	$113,999,302

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
Revenues	$—	$—

Operating Expenses:
Research and development	14,819,729	17,655,482
General and administrative	15,295,584	11,754,609
Stock-based compensation – general and administrative	6,616,705	3,905,954
Total Operating Expenses	36,732,018	33,316,045

Operating Loss	(36,732,018)	(33,316,045)

Other Income:
Interest income	1,179,417	251,399
Gain on sale of New Jersey net operating losses	3,585,689	—
Total Other Income	4,765,106	251,399

Loss before Income Taxes	(31,966,912)	(33,064,646)
Income tax expense	576,000	576,000

Net Loss	(32,542,912)	(33,640,646)
Deemed dividend on warrant extension	1,151,208	—

Net Loss Applicable to Common Stockholders	$(33,694,120)	(33,640,646)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(0.22)	(0.23)

Weighted Average Common Shares Outstanding
Basic and diluted	151,294,729	146,082,399

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Shareholder’s	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2021	$—	145,979,429	$145,979	$228,084,195	$(96,047,821)	$132,182,353	$600,380	$132,782,733
Issuance of common stock for services	—	231,701	232	377,972	—	378,204	—	378,204
Stock-based compensation expense	—	—	—	3,905,954	—	3,905,954	—	3,905,954
Net loss	—	—	—	—	(33,640,646)	(33,640,646)	—	(33,640,646)
Balance, September 30, 2022	—	146,211,130	146,211	232,368,121	(129,688,467)	102,825,865	600,380	103,426,245
Issuance of common stock for services	—	100,000	100	101,900	—	102,000	—	102,000
Issuance of common stock upon exercise of stock options	—	46,667	47	31,220	—	31,267	—	31,267
Issuance of common stock in registered direct offering, net of costs of $1,201,818	—	12,500,001	12,500	13,785,683	—	13,798,183	—	13,798,183
Stock-based compensation expense	—	—	—	6,616,705	—	6,616,705	—	6,616,705
Net loss	—	—	—	—	(32,542,912)	(32,542,912)	—	(32,542,912)
Balance, September 30, 2023	$—	158,857,798	$158,858	$252,903,629	$(162,231,379)	$90,831,108	$600,380	$91,431,488

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(32,542,912)	$(33,640,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,616,705	3,905,954
Issuance of common stock for services	102,000	378,204
Amortization of operating lease right-of-use asset	191,648	176,754
Depreciation	2,668	2,923
Deferred income tax expense	576,000	576,000
Changes in operating assets and liabilities:
Prepaid expenses	(5,036,926)	(111,176)
Accounts payable	1,761,956	(111,717)
Accrued expenses	(929,094)	783,434
Accrued compensation	394,732	(143,749)
Operating lease liability	(196,989)	(177,237)
Net Cash Used In Operating Activities	(29,060,212)	(28,361,256)

Cash Flows From Financing Activities:
Proceeds from common stock option exercises	31,267	—
Net proceeds from registered direct offerings	13,798,183	—
Net Cash Provided By Financing Activities	13,829,450	—

Net Change in Cash and Cash Equivalents	(15,230,762)	(28,361,256)
Cash and Cash Equivalents – Beginning of Year	41,711,690	70,072,946
Cash and Cash Equivalents – End of Year	$26,480,928	$41,711,690

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Pharmaceuticals, Inc. (“Citius Pharma,” the “Company” or “we”) is a late-stage biopharmaceutical company dedicated to the development and commercialization of critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies.

On March 30, 2016, we acquired Leonard-Meron Biosciences, Inc. (“LMB”) as a wholly-owned subsidiary. We acquired all the outstanding stock of LMB by issuing shares of our common stock. The net assets acquired included identifiable intangible assets of $19,400,000 related to in-process research and development. We recorded goodwill of $9,346,796 for the excess of the purchase price over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

On August 23, 2021, we formed Citius Oncology, Inc. (formerly named Citius Acquisition Corp.) (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On October 23, 2023, Citius Pharma and Citius Oncology entered into an agreement and plan of merger and reorganization with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc., whereby TenX Merger Sub Inc. will merge with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX Keane Acquisition. The newly combined publicly traded company is to be named “Citius Oncology, Inc.” (see Note 11).

In-process research and development (“IPR&D) consists of i) the $19,400,000 acquisition value of LMB’s drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation, and ii) the $40,000,000 acquisition value of the exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation.

Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment.

Since its inception, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by the Company or its competitors of research and development stage products, regulatory approval and market acceptance of its products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC, LMB and Citius Oncology, and its majority-owned subsidiary NoveCite. NoveCite, was inactive until October 2020. Citius Oncology began operations in April 2022. All significant inter-company balances and transactions have been eliminated in consolidation.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $29,060,212 and $28,361,256, for the years ended September 30, 2023 and 2022, respectively. The Company had working capital of approximately $28.6 million at September 30, 2023. The Company estimates that its available cash resources will be sufficient to fund its operations through August 2024 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

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

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in 2023 and 2022.

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

Under the license agreement, we paid an annual maintenance fee of $75,000 and $60,000 in January 2023 and 2022, respectively. The annual maintenance fee increases by $15,000 per year up to a maximum of $90,000 and ceases on the first sale of product. We also must pay up to an aggregate of $2.1 million in milestone payments, contingent on the achievement of various regulatory and commercial milestones. Under the terms of the license agreement, we also must pay a royalty of mid- to upper-single digit percentages of net sales, depending on the amount of annual sales, and subject to downward adjustment to lower- to mid-single digit percentages in the event there is no valid patent for the product in the United States at the time of sale. After the first sale of product, we will owe an annual minimum royalty payment of $100,000 that will increase annually by $25,000 for the duration of the term. We will be responsible for all patent expenses incurred by Licensor for the term of the agreement although Licensor is responsible for filing, prosecution, and maintenance of all patents. The agreement expires on the later of the expiration of the patents or January 2, 2034.

License Agreement with Eterna

On October 6, 2020, our subsidiary, NoveCite, signed an exclusive license agreement for a novel cellular therapy for acute respiratory distress syndrome (ARDS) with a subsidiary of Novellus, Inc. (“Novellus”). Upon execution of the agreement, we paid $5,000,000 to Novellus, which was charged to research and development expense during the year ended September 30, 2021, and issued Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the original stock subscription agreement, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). In connection with that transaction, the stock subscription agreement was amended to assign to Brooklyn all of Novellus’s right, title, and interest in the stock subscription agreement and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership. In October 2022, Brooklyn changed its name to Eterna Therapeutics Inc. (“Eterna”).

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

License Agreement with Eisai

In September 2021, the Company entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. We have obtained the trade name of LYMPHIR for E7777.

Under the terms of these agreements, we acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s. The exclusive license includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Citius Pharma paid $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales, and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also were required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was filed with the FDA on September 27, 2022. We will also be responsible for development costs associated with potential additional indications.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30. 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Also under the asset purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction.

On July 29, 2023, we received a Complete Response Letter, (“CRL”) from the FDA regarding the BLA seeking approval for LYMPHIR. The FDA has required that we incorporate enhanced product testing, and additional controls agreed to with the FDA during the market application review. The FDA raised no concerns relating to the safety and efficacy clinical data package.

On September 8, 2023, we announced that the FDA agreed with our plans to address the requirements outlined in the CRL. The guidance from the FDA provides a path for completing the necessary activities to support the resubmission of the BLA. No additional clinical efficacy or safety trials have been requested by FDA for the resubmission. Based on the feedback from the FDA, we plan to complete the CRL remediation activities by the end of 2023 and file the resubmission in early 2024.

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

Prepaid Expenses

Prepaid expenses at September 30, 2023 and 2022 consist of $154,611 and $162,398 of prepaid insurance, respectively, and $7,734,895 and $2,690,182 of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales upon approval.

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

In-process Research and Development and Goodwill

In-process research and development of $19,400,000 represents the value of LMB’s drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation.

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

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisitions through September 30, 2023.

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

The Company performed a qualitative assessment for its 2023 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2023.

Patents and Trademarks

Certain costs of outside legal counsel related to obtaining trademarks for the Company are capitalized. Patent costs are amortized over the legal life of the patents, generally twenty years, starting at the patent issuance date. There are no capitalized patents and trademarks as of September 30, 2023.

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

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2023. Any interest or penalties are charged to expense. During the years ended September 30, 2023 and 2022, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2019 are subject to examination by federal and state authorities.

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

Net proceeds were $13,798,183 after deducting the placement agent fee of $1,050,000, placement agent expenses of $85,000, legal fees of $50,868, and other offering expenses of $15,950. The Company also issued 875,000 warrants to the placement agent at an exercise price of $1.50 per share, that are exercisable six months from the date of issuance, and expire five years from the date of issuance. The estimated fair value of the warrants issued to the placement agent was approximately $771,000.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 shares of common stock. As of September 30, 2023, there were options to purchase 795,171 shares outstanding, options to purchase 4,829 shares were exercised, options to purchase 66,667 shares expired, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 2,000,000 shares of common stock. As of September 30, 2023, there were options to purchase 1,760,000 shares outstanding, options to purchase 116,667 shares were exercised, options to purchase 13,333 shares expired, and the remaining 110,000 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 3,110,000 shares of common stock. As of September 30, 2023, there were options to purchase 1,820,000 shares outstanding, options to purchase 50,000 shares expired and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 8,740,000 shares of common stock. As of September 30, 2023, options to purchase 8,630,000 shares were outstanding, options to purchase 75,000 shares expired and the remaining 35,000 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan has reserved for issuance 12,035,000 shares of common stock. As of September 30, 2023, options to purchase 300,000 shares were outstanding and 11,735,000 shares remain available for future grants.

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

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.52 – 4.14%	1.05 – 2.94%
Expected dividend yield	0.00%	0.00%
Expected term	5.50 – 10 years	6.50 – 10 years
Expected volatility	89 – 90%	94 – 110%

A summary of option activity under the Citius Pharma plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2022	9,400,171	$2.07	7.81 years	$869,509
Granted	4,150,000	1.26
Exercised	(46,667)	0.67		34,067
Forfeited or expired	(198,333)	3.91
Outstanding at September 30, 2023	13,305,171	$1.79	7.41 years	$56,203

Exercisable at September 30, 2023	6,558,507	$2.09	6.19 years	$56,203

The weighted average grant date fair value of the options granted during the year ended September 30, 2022 was estimated at $1.67 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

The weighted average grant date fair value of the options granted during the year ended September 30, 2023 was estimated at $0.98 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the years ended September 30, 2023 and 2022 was $6,616,705 (including $130,382 for the NoveCite plan and $1,965,500 for the Citius Oncology plan) and $3,905,954 (including $133,332 for the NoveCite plan), respectively.

At September 30, 2023, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $4,840,874 is expected to be recognized over a weighted average period of 1.53 years.

NoveCite Stock Plan – Under the NoveCite Stock Plan, we reserved 2,000,000 common shares of NoveCite. As of September 30, 2023, there were options outstanding to purchase 1,911,500 common shares of NoveCite and 88,500 common shares of NoveCite available for future grants.

During the year ended September 30, 2021, NoveCite granted options to purchase 2,000,000 common shares to employees at a weighted average exercise price of $0.24 per share, of which options to purchase 88,500 common shares were forfeited, and options to purchase 1,673,625 common shares were exercisable as of September 30, 2023. These options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 7.39 years. No options were issued in fiscal years 2023 and 2022. At September 30, 2023, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $47,575 is expected to be recognized over a weighted average period of 0.67 years.

Citius Oncology Stock Plan - Under the Citius Oncology Stock Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares of Citius Oncology. The Citius Oncology Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

During the year ended September 30, 2023, Citius Oncology granted options to purchase 12,750,000 common shares at a weighted average price of $2.15 per share, of which options to purchase 150,000 common shares were forfeited and options to purchase 655,556 common shares were exercisable at September 30, 2023. The weighted average grant date fair value of the options granted during the year ended September 30, 2023 was estimated at $1.65 per share. These options vest over periods from 12 to 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the Citius Oncology Stock Plan is 9.77 years. At September 30, 2023, unrecognized total compensation cost related to unvested awards under the Citius Oncology Stock Plan of $18,882,500 is expected to be recognized over a weighted average period of 2.64 years.

Warrants

The Company has reserved 50,923,819 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2023:

	Exercise price	Number	Expiration Dates
March 2018 Registered Direct/Private Placement Investors	$2.86	218,972	October 2, 2023
August 2018 Offering Investors	1.15	3,921,569	August 14, 2024
August 2018 Offering Agent	1.59	189,412	August 8, 2024
April 2019 Registered Direct/Private Placement Investors	1.42	1,294,498	April 5, 2024
April 2019 Registered Direct/Private Placement Agent	1.93	240,130	April 5, 2024
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Placement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Registered Direct Offering Investors	1.23	3,091,192	July 27, 2026
January 2021 Registered Direct Offering Agent	1.62	351,623	July 27, 2026
February 2021 Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Offering Agent	1.88	2,506,396	February 19, 2026
May 2023 Registered Direct Offering Investors	1.50	12,500,001	May 8, 2028
May 2023 Registered Direct Offering Agent	1.50	875,000	May 3, 2028
		50,923,819

On August 8, 2023, we extended the term by one year to August 14, 2024 for 3,921,569 warrants for common stock with an exercise price of $1.15 per share and extended the term by one year to August 8, 2024 for 189,412 warrants with an exercise price of $1.59 per share. We recorded a deemed dividend of $1,151,208 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended September 30, 2023.

At September 30, 2023, the weighted average remaining life of the outstanding warrants is 2.72 years, all warrants are exercisable, and there was no aggregate intrinsic value for the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances as of September 30, 2023 is as follows:

Stock plan options outstanding	13,305,171
Stock plan shares available for future grants	11,735,000
Warrants outstanding	50,923,819
Total	75,963,990

6. RELATED PARTY TRANSACTIONS

On August 8, 2023, we extended the term by one year for 3,921,569 warrants held by our Chairman and by our Executive Vice Chairman (see Note 5).

7. EMPLOYMENT AGREEMENTS

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

On November 27, 2017, the Company entered into an employment agreement with Jaime Bartushak to serve as the Chief Financial Officer and Principal Financial Officer of the Company. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On April 12, 2022, we entered into an 18-month employment agreement with Myron Holubiak to serve as Executive Vice Chairman. Upon expiration, the agreement automatically renews for successive periods of one-year unless terminated pursuant to its terms. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On July 13, 2020, we entered into an employment agreement with Myron Czuczman, M.D. to serve as Executive Vice President, Chief Medical Officer. The agreement requires the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

The Company has employment agreements with certain other employees that require the Company to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective July 1, 2019, we entered into a 76-month lease for office space in Cranford, NJ. We pay our proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

We identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Year Ended September 30, 2023	Year Ended September 30, 2022
Operating lease cost	$238,824	$238,822
Variable lease cost	4,771	772
Total lease cost	$243,595	$239,594

Other information
Weighted-average remaining lease term - operating leases	2.1 Years	3.1 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2024	$249,024
2025	253,883
2026	21,460
Total lease payments	524,367
Less: interest	(43,122)
Present value of lease liabilities	$481,245

Leases	Classification	September 30, 2023	September 30, 2022
Assets
Lease asset	Operating	$454,426	$646,074
Total lease assets		$454,426	$646,074

Liabilities
Current	Operating	$218,380	$196,989
Non-current	Operating	262,865	481,245
Total lease liabilities		$481,245	$678,234

Interest expense on the lease liability was $47,176 and $62,068 for the years ended September 30, 2023 and 2022, respectively.

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

9. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $3,585,689 for the year ended September 30, 2023 in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

10. INCOME TAXES

The Company recorded deferred income tax expense of $576,000 for the both the years ended September 30, 2023 and 2022 related to the amortization for taxable purposes of its in-process research and development asset.

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2023 and 2022 due to the following:

	2023	2022
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.3)	(6.3)
Permanent differences	3.7	1.8
Increase in the valuation reserve	25.4	27.2
	1.8%	1.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2023	September 30, 2022
Deferred tax assets:
Net operating loss carryforward	$34,980,000	$34,673,000
Stock-based compensation	2,191,000	1,569,000
Capitalized research and development	3,644,000
Other	4,100,000	3,689,000
Valuation allowance on deferred tax assets	(44,915,000)	(39,931,000)
Total deferred tax assets	—	—
Deferred tax liabilities:
In-process research and development	(6,137,800)	(5,561,800)
Total deferred tax liability	(6,137,800)	(5,561,800)
Net deferred tax liability	$(6,137,800)	$(5,561,800)

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. During the years ended September 30, 2023 and 2022, the valuation allowance increased by $4,984,000 and $10,754,000, respectively. The increase in the valuation allowance during the years ended September 30, 2023 and 2022 was primarily due to the Company’s net operating loss. At September 30, 2023, the Company has a federal net operating loss carryforward of approximately $133,000,000. Federal net operating loss carryforwards of approximately $35,000,000 begin expiring in 2034 and carryforwards of approximately $98,000,000 generated in tax years beginning after 2017 may be carried forward indefinitely.

As of September 30, 2023, the Company also has estimated federal research and development credits of $3,511,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2036.

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

11. NASDAQ LISTING

On September 12, 2023, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until March 11, 2024, to regain compliance with the Bid Price Rule. If at any time before March 11, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by March 11, 2024, the Company may be eligible for an additional 180-day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

12. SUBSEQUENT EVENTS

Merger Agreement - On October 23, 2023, Citius Pharma and Citius Oncology entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation, and a wholly owned subsidiary of TenX (“Merger Sub”). The Merger Agreement provides, among other things, (i) on the terms and subject to the conditions set forth therein, that Merger Sub will merge with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX (the “Merger”), and (ii) that prior to the effective time of the Merger (the “Effective Time”), TenX will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). The newly combined publicly traded company is to be named “Citius Oncology, Inc.” (the “Combined Company”). The Domestication, Merger and the other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.”

In the Merger, all shares of Citius Oncology would be converted into the right to receive common stock of the Combined Company. As a result, upon closing, Citius Pharma would receive 67.5 million shares of common stock of the Combined Company. As part of the transaction, Citius Pharma will contribute $10 million in cash to the Combined Company. The 12.6 million existing Citius Oncology common stock options will be assumed by the Combined Company. Citius Pharma and the Combined Company will also enter into an amended and restated shared services agreement, which, among other things, will govern certain management and scientific services that Citius Pharma will continue to provide to the Combined Company following the Effective Time.

The Merger Agreement, Business Combination and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Citius Pharma, Citius Oncology and TenX. The transaction is expected to be completed in the first half of 2024, subject to approval by stockholders of TenX and other customary closing conditions, including final regulatory approvals and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

On December 11, 2023, the Company terminated the Mino-Wrap license agreement with the Board of Regents of the University of Texas System on behalf of MDACC.

In late December 2023, the Company determined that patient enrollment for the Mino-Lok trial was complete and that it would begin site shutdown activities.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2023, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2023.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2023 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	795,171	$6.38	—
2018 Omnibus Stock Incentive Plan	1,760,000	1.09	—
2020 Omnibus Stock Incentive Plan	1,820,000	1.13	—
2021 Omnibus Stock Incentive Plan	8,630,000	1.67	—
2023 Omnibus Stock Incentive Plan	300,000	1.43	11,735,000
Total	13,305,171	$1.79	11,735,000

Our equity compensation plans consist of the Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan, 2021 Omnibus Stock Incentive Plan, 2020 Omnibus Stock Incentive Plan, 2018 Omnibus Stock Incentive Plan and 2014 Stock Incentive Plan, which were all approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

We no longer may grant awards under the 2014 Stock Incentive Plan, the 2018 Omnibus Stock Incentive Plan, the 2020 Omnibus Stock Incentive Plan or the 2021 Omnibus Stock Incentive Plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition, and TenX Merger Sub Inc.	8-K	10/24/2023	2.1
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.5	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
4.1	Form of Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.				X
4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.3	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.				X
4.4	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.5	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.6	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.7	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.8	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.9	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.10	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.11	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.12	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.13	Form of Investor Warrant issued January 27, 2021.	8-K	1/27/2021	4.1
4.14	Form of Placement Agent Warrant issued January 27, 2021.	8-K	1/27/2021	4.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.15	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.16	Form of Investor Warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.17	Form of Placement Agent Warrant issued February 19, 2021	8-K	2/19/2021	4.2
4.18	Form of Warrant issued May 8, 2023.	8-K	5/8/2023	4.1
4.19	Form of Placement Agent Warrant issued May 8, 2023.	8-K	5/8/2023	4.2
4.20	Description of Common Stock	10-K	12/22/2022	4.25
10.1*	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2*	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3*	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed April 12, 2022, effective May 1, 2022.	10-Q	5/12/2022	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5*	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.6*	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.7*	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.8	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.9+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.10	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.11+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	5/12/2023	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.12	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.13*	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.14*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.15	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.16	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.17	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.18*	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.19+	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.	10-K	12/16/2020	10.24
10.20	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.21	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.22*	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.23*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-K	12/15/2021	10.29
10.24+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	10-K	12/15/2021	10.30
10.25+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.31
10.26+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.32
10.27+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.33
10.28	Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan.	Schedule 14A	12/22/2022	Annex A
10.29	Form of Securities Purchase Agreement, dated May 3, 2023, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/8/2023	10.1
10.30+	Sponsor Support Agreement, dated as of October 23, 2023, by and among 10XYZ Holdings LP, TenX Keane Acquisition, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	10/24/2023	10.1
10.31+	Form of Amended and Restated Registration Rights Agreement.	8-K	10/24/2023	10.2
10.32+	Form of Amended and Restated Shared Services Agreement.	8-K	10/24/2023	10.3
21	Subsidiaries.	--	--	--	X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. Citius Pharma agrees to furnish supplementally an unredacted copy such exhibit, including any omitted exhibits and schedules, to the SEC upon its request.
*	Management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 29, 2023	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Chief Executive Officer and Director	December 29, 2023
Leonard Mazur	(Principal Executive Officer)

/s/ Myron Holubiak	Executive Vice Chairman and Director	December 29, 2023
Myron Holubiak

/s/ Jaimie Bartushak	Chief Financial Officer	December 29, 2023
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 29, 2023
Suren Dutia

/s/ Carol Webb	Director	December 29, 2023
Carol Webb

/s/ Eugene Holuka	Director	December 29, 2023
Eugene Holuka

/s/ Dennis McGrath	Director	December 29, 2023
Dennis McGrath