Form 10-Q
period 2024-03-31
Citius Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1506251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 10, 2024, there were 180,673,355 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2024

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. (“Citius Pharma”) and its wholly-owned subsidiaries Leonard-Meron Biosciences, Inc., Citius Oncology, Inc. (“Citius Oncology”), and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	the cost, timing and results of our pre-clinical and clinical trials;

●	our ability to apply for, obtain and maintain required regulatory approvals for our product candidates;

●	our ability to raise funds for general corporate purposes and operations, including our pre-clinical and clinical trials;

●	the commercial feasibility and success of our technology and product candidates;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations;

●	our ability to realize some or all of the benefits expected to result from the anticipated spinoff of Citius Oncology, or the delay of such benefits;

●	our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the anticipated spinoff of Citius Oncology; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on December 29, 2023, and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$12,559,607	$26,480,928
Prepaid expenses	9,014,124	7,889,506
Total Current Assets	21,573,731	34,370,434

Property and equipment, net	275	1,432
Operating lease right-of-use asset, net	352,505	454,426
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796

Total Assets	$90,711,369	$103,611,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,669,507	$2,927,334
Accrued expenses	151,204	476,300
Accrued compensation	1,123,076	2,156,983
Operating lease liability	229,733	218,380
Total Current Liabilities	4,173,520	5,778,997

Deferred tax liability	6,425,800	6,137,800
Operating lease liability – noncurrent	145,098	262,865
Total Liabilities	10,744,418	12,179,662

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 159,094,781 and 158,857,798 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	159,095	158,858
Additional paid-in capital	259,214,194	252,903,629
Accumulated deficit	(180,006,718)	(162,231,379)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	79,366,571	90,831,108
Non-controlling interest	600,380	600,380
Total Equity	79,966,951	91,431,488

Total Liabilities and Equity	$90,711,369	$103,611,150

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	3,605,898	4,726,855	6,227,808	8,172,370
General and administrative	4,285,911	4,792,850	7,946,639	7,396,137
Stock-based compensation – general and administrative	3,078,392	1,165,595	6,136,577	2,366,676
Total Operating Expenses	10,970,201	10,685,300	20,311,024	17,935,183

Operating Loss	(10,970,201)	(10,685,300)	(20,311,024)	(17,935,183)

Other Income
Interest income	182,205	303,275	435,843	517,824
Gain on sale of New Jersey net operating losses	2,387,842	—	2,387,842	3,585,689
Total Other Income	2,570,047	303,275	2,823,685	4,103,513

Loss before Income Taxes	(8,400,154)	(10,382,025)	(17,487,339)	(13,831,670)
Income tax expense	144,000	144,000	288,000	288,000

Net Loss	$(8,544,154)	$(10,526,025)	$(17,775,339)	$(14,119,670)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.07)	$(0.11)	$(0.10)

Weighted Average Common Shares Outstanding
Basic and diluted	159,072,239	146,251,945	159,013,769	146,231,313

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2023	$—	158,857,798	$158,858	$252,903,629	$(162,231,379)	$90,831,108	$600,380	$91,431,488
Issuance of common stock for services	—	108,778	109	76,037	—	76,146	—	76,146
Stock-based compensation expense	—	—	—	3,058,185	—	3,058,185	—	3,058,185
Net loss	—	—	—	—	(9,231,185)	(9,231,185)	—	(9,231,185)
Balance, December 31, 2023	—	158,966,576	158,967	256,037,851	(171,462,564)	84,734,254	600,380	85,334,634
Issuance of common stock for services	—	128,205	128	97,951	—	98,079	—	98,079
Stock-based compensation expense	—	—	—	3,078,392	—	3,078,392	—	3,078,392
Net loss	—	—	—	—	(8,544,154)	(8,544,154)	—	(8,544,154)
Balance, March 31, 2024	$—	159,094,781	$159,095	$259,214,194	$(180,006,718)	$79,366,571	$600,380	$79,966,951

Balance, September 30, 2022	$—	146,211,130	$146,211	$232,368,121	$(129,688,467)	$102,825,865	$600,380	$103,426,245
Stock-based compensation expense	—	—	—	1,201,081	—	1,201,081	—	1,201,081
Net loss	—	—	—	—	(3,593,645)	(3,593,645)	—	(3,593,645)
Balance, December 31, 2022	—	146,211,130	146,211	233,569,202	(133,282,112)	100,433,301	600,380	101,033,681
Issuance of common stock for services	—	100,000	100	101,900	—	102,000	—	102,000
Issuance of common stock upon exercise of stock options	—	46,667	47	31,220	—	31,267	—	31,267
Stock-based compensation expense	—	—	—	1,165,595	—	1,165,595	—	1,165,595
Net loss	—	—	—	—	(10,526,025)	(10,526,025)	—	(10,526,025)
Balance, March 31, 2023	$—	146,357,797	$146,358	$234,867,917	$(143,808,137)	$91,206,138	$600,380	$91,806,518

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(17,775,339)	$(14,119,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,136,577	2,366,676
Issuance of common stock for services	174,225	102,000
Amortization of operating lease right-of-use asset	101,921	93,869
Depreciation	1,157	1,461
Deferred income tax expense	288,000	288,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,124,618)	(2,983,022)
Accounts payable	(257,827)	1,560,215
Accrued expenses	(325,096)	845,442
Accrued compensation	(1,033,907)	(736,474)
Operating lease liability	(106,414)	(95,932)
Net Cash Used In Operating Activities	(13,921,321)	(12,677,435)

Cash Flows From Financing Activities:
Proceed from common stock option exercise	—	31,267
Net Cash Provided By Financing Activities	—	31,267

Net Change in Cash and Cash Equivalents	(13,921,321)	(12,646,168)
Cash and Cash Equivalents - Beginning of Period	26,480,928	41,711,690
Cash and Cash Equivalents - End of Period	$12,559,607	$29,065,522

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

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

An inactive subsidiary, Citius Pharmaceuticals, LLC, was dissolved on December 29, 2023.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, LMB, and Citius Oncology, and its majority-owned subsidiary NoveCite. NoveCite began operations in October 2020 and Citius Oncology began operations in April 2022. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2024, and the results of its operations and cash flows for the three and six month periods ended March 31, 2024 and 2023. The operating results for the three- and six-month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (“SEC”) on December 29, 2023.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $13,921,321 for the six months ended March 31, 2024. The Company had working capital of approximately $17,400,000 at March 31, 2024. As a result of a capital raising that closed on April 30, 2024 (see Note 10), the Company estimates that its available cash resources will be sufficient to fund its operations through December 2024, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond December 2024, including its development plans for LYMPHIR, Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval to market LYMPHIR and/or Mino-Lok and generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

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

LMB will also pay annual royalties on net sales of licensed products, with royalty rates ranging from the mid-single digits to the low-double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low- to mid-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less than 12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub-licensees.

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

4. PREPAID EXPENSES

Prepaid expenses at March 31, 2024 and September 31, 2023 consist of $107,309 and $154,611 of prepaid insurance, respectively, and $8,906,815 and $7,734,895 of advance payments, respectively, made for the preparation of long-lead time drug substance and product costs, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales upon approval.

5. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock Issued for Services

On October 10, 2023, the Company issued 108,778 shares of common stock for media, and public and investor relations services and expensed the $76,146 fair value of the common stock issued.

On January 17, 2024, the Company issued 128,205 shares of common stock for general and business development advisory services and expensed the $98,079 fair value of the common stock issued.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 shares of common stock. As of March 31, 2024, there were options to purchase 736,828 shares outstanding, options to purchase 4,829 shares were exercised, options to purchase 125,010 shares expired, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 2,000,000 shares of common stock. As of March 31, 2024, there were options to purchase 1,720,000 shares outstanding, options to purchase 116,667 shares were exercised, options to purchase 53,333 shares expired, and the remaining 110,000 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 3,110,000 shares of common stock. As of March 31, 2024, there were options to purchase 1,735,000 shares outstanding, options to purchase 135,000 shares expired and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 8,740,000 shares of common stock. As of March 31, 2024, options to purchase 8,465,000 shares were outstanding, options to purchase 240,000 shares expired and the remaining 35,000 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan reserved 12,035,000 shares of common stock for issuance. As of March 31, 2024, options to purchase 4,460,000 shares were outstanding and 7,575,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	13,305,171	$1.79	7.41 years	$56,203
Granted	4,160,000	0.70
Exercised	—	—
Forfeited or expired	(348,343)	1.79
Outstanding at March 31, 2024	17,116,828	$1.53	7.57 years	$1,067,145

Exercisable at March 31, 2024	9,123,494	$1.90	6.42 years	$239,395

On October 10, 2023, the Board of Directors granted options to purchase 3,725,000 shares to employees, 300,000 shares to directors and 60,000 shares to consultants at $0.70 per share. On March 14, 2024, the Board of Directors granted options to purchase 75,000 shares to a director at $0.69 per share. The weighted average grant date fair value of the options granted during the six months ended March 31, 2024 was estimated at $0.53 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

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

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $3,078,392 (including $13,858 for the NoveCite plan and $1,957,000 for the Citius Oncology Plan) and $1,165,595 (including $33,333 for the NoveCite Stock Plan), respectively. Stock-based compensation expense for the six months ended March 31, 2024 and 2023 was $6,136,577 (including $33,716 for the NoveCite plan and $3,874,000 for the Citius Oncology Plan) and $2,366,676 (including $66,666 for the NoveCite Stock Plan), respectively.

At March 31, 2024, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $4,835,255 is expected to be recognized over a weighted average period of 1.31 years.

NoveCite Stock Plan - Under the NoveCite Stock Plan, we reserved 2,000,000 common shares of NoveCite for issuance. As of March 31, 2024, there were options outstanding to purchase 1,911,500 common shares of NoveCite and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021.

As of March 31, 2024, NoveCite has options outstanding to purchase 1,911,500 common shares at a weighted average exercise price of $0.24 per share, of which 1,772,917 are exercisable. These options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 6.89 years. At March 31, 2024, unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan of $13,858 is expected to be recognized over a weighted average period of 0.25 years.

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

At March 31, 2024, Citius Oncology has options outstanding to purchase 12,600,000 shares, of which 2,622,222 common shares are exercisable. The weighted average remaining contractual term of options outstanding under the Citius Oncology Stock Plan is 9.27 years. At March 31, 2024, unrecognized total compensation cost related to unvested awards under the Citius Oncology Stock Plan of $14,968,500 is expected to be recognized over a weighted average period of 2.2 years.

Warrants

As of March 31, 2024, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

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
		50,704,847

At March 31, 2024, the weighted average remaining life of the outstanding warrants is 2.2 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $363,129.

Common Stock Reserved

A summary of common stock reserved for future issuances as of March 31, 2024 is as follows:

Stock plan options outstanding	17,116,828
Stock plan shares available for future grants	7,575,000
Warrants outstanding	50,704,847
Total	75,396,675

6. OPERATING LEASE

Effective July 1, 2019, Citius Pharma entered into a 76-month lease for office space in Cranford, NJ. Citius Pharma pays its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Operating lease cost	$119,411	$119,412
Variable lease cost	2,468	2,363
Total lease cost	$121,879	$121,775

Other information
Weighted-average remaining lease term - operating leases	1.6 Years	2.6 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,	March 31, 2024
2024 (excluding the 6 months ended March 31, 2024)	$125,119
2025	253,883
2026	21,460
Total lease payments	400,462
Less: interest	(25,631)
Present value of lease liabilities	$374,831

Leases	Classification	March 31, 2024	September 30, 2023
Assets
Lease asset	Operating	$352,505	$454,426
Total lease assets		$352,505	$454,426

Liabilities
Current	Operating	$229,733	$218,380
Non-current	Operating	145,098	262,865
Total lease liabilities		$374,831	$481,245

Interest expense on the lease liability was $17,490 and $25,543 for the six months ended March 31, 2024 and 2023, respectively.

7. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $2,387,842 and $3,585,689 for the six months ended March 31, 2024 and 2023, respectively, in connection with sales of certain New Jersey income tax net operating losses to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

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

On March 12, 2024, Nasdaq granted our request for an extension through September 9, 2024 to evidence compliance with the $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. If at any time before September 9, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by September 9, 2024, Nasdaq will provide notice to us that our common stock is subject to delisting. At that time, we may appeal the determination to a Nasdaq hearings panel. The request for a hearing will stay any suspension or delisting action pending the issuance of the hearing panel’s decision. The Extension Notice has no effect at this time on the listing of our common stock, which will continue to trade on The Nasdaq Capital Market. We are currently evaluating our options for regaining compliance. There can be no assurance that we will be able to regain compliance with the Bid Price Rule, even if we maintain compliance with the other listing requirements.

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

The Merger Agreement, Business Combination and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Citius Pharma, Citius Oncology and TenX. The transaction is expected to be completed in the third quarter of 2024, subject to approval by stockholders of TenX and other customary closing conditions, including final regulatory approvals and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

10. SUBSEQUENT EVENTS

Warrants

On April 3, 2024, the Board of Directors approved a one-year extension to April 5, 2025 for warrants to purchase 1,294,498 shares of common stock with an exercise price of $1.42 per share. The warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and member of the Board of Directors, and were originally issued in April 2019 in a registered direct offering of common stock. Mr. Mazur and Mr. Holubiak participated in the offering on the same basis as all other investors. Additionally, 240,130 warrants with an exercise price of $1.9313 per share issued in connection with the registered direct offering were extended by one-year to April 5, 2025. These warrants are held by certain representatives of the registered direct offering placement agent. The terms of the warrants were previously extended in April 2021 to April 5, 2024. If these warrants are fully exercised, the Company would receive approximately $2.3 million in cash proceeds.

Registered Direct Offering

On April 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for the purchase of an aggregate of 21,428,574 shares of its common stock and accompanying warrants to purchase up to an aggregate of 21,428,574 shares of its common stock, at a purchase price of $0.70 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $0.75 per share, are exercisable six months after the date of issuance, and will expire five years from the initial exercise date.

The aggregate gross proceeds to the Company from the offering were $15 million, before deducting the placement agent fees and other offering expenses payable by the Company, and approximately $13.8 million after deducting placement agent fees and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2024 and 2023 should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Report.

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

Through March 31, 2024, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We have not yet realized any revenues from our operations.

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

Patent and Technology License Agreements

Mino-Lok® – LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and has increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with royalties ranging from the mid-single digits to the low-double digits. In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low-single digits. After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics (“Brooklyn”). Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all original terms and conditions. As part of the Novellus and Brooklyn merger transaction, the 25% non-dilutive position per the subscription agreement between Novellus and NoveCite was removed. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc. (“Eterna”).

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

Under the terms of the agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s (now owned by Citius Oncology). The exclusive license rights, through Citius Oncology, include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we, through Citius Oncology, retain an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

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

On July 29, 2023, we received a Complete Response Letter (“CRL”) from the FDA regarding the BLA seeking approval for LYMPHIR. The FDA has required that we incorporate enhanced product testing, and additional controls agreed to with the FDA during the market application review. The FDA raised no concerns relating to the safety and efficacy clinical data package.

On September 8, 2023, we announced that the FDA agreed with our plans to address the requirements outlined in the CRL. The guidance from the FDA provides a path for completing the necessary activities to support the resubmission of the BLA. No additional clinical efficacy or safety trials were requested by FDA for the resubmission. On February 13, 2024, we filed the BLA resubmission package with the FDA and on March 18, 2024, the FDA accepted the resubmission of the BLA and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of August 13, 2024.

RESULTS OF OPERATIONS

Three months ended March 31, 2024 compared with the three months ended March 31, 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues	$—	$—

Operating expenses:
Research and development	3,605,898	4,726,855
General and administrative	4,285,911	4,792,850
Stock-based compensation expense	3,078,392	1,165,595
Total operating expenses	10,970,201	10,685,300

Operating loss	(10,970,201)	(10,685,300)
Interest income	182,205	303,275
Gain on sale of New Jersey net operating losses	2,387,842	—
Loss before income taxes	(8,400,154)	(10,382,025)
Income tax expense	144,000	144,000
Net loss	$(8,544,154)	$(10,526,025)

Revenues

We did not generate any revenues for the three months ended March 31, 2024 or 2023.

Research and Development Expenses

For the three months ended March 31, 2024, research and development expenses were $3,605,898 as compared to $4,726,855 during the three months ended March 31, 2023, a decrease of $1,120,957.

Research and development costs for Mino-Lok increased by $588,194 to $1,638,287 for the three months ended March 31, 2024 as compared to $1,050,093 for the three months ended March 31, 2023, due primarily to study close out costs related to the phase 3 trial. On January 2, 2024, Citius Pharma announced that it had completed enrollment in its pivotal Phase 3 clinical trial for Mino-Lok, an antibiotic lock solution to salvage catheters in patients with catheter-related bloodstream infections. A total of 109 catheter failure events were observed in the event-based trial; a minimum of 92 catheter failure events were required to complete the trial. The study enrolled 241 patients at clinical sites in the U.S. and India.

Research and development costs for Halo-Lido decreased by $1,760,602 to $201,970 for the three months ended March 31, 2024 as compared to $1,962,572 for the three months ended March 31, 2023 due to lower costs associated with the Phase 2b trial incurred in the current quarter. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study.  Citius Pharma has scheduled an end of Phase 2 meeting with the FDA, anticipated to occur in the second calendar quarter of 2024, to begin planning the next steps in the regulatory and clinical development program for CITI-002.

Research and development costs for LYMPHIR were $1,760,916 during the three months ended March 31, 2024 as compared to $1,402,908 for the three months ended March 31, 2023. The $358,008 increase in expenses was primarily due to costs associated with new analytical testing methods related to the remediation activities to respond to the CRL. On February 13, 2024, we filed the BLA resubmission package with the FDA and on March 18, 2024, the FDA accepted the resubmission of the BLA and assigned a PDUFA goal date of August 13, 2024.

We expect that research and development expenses will stabilize at current levels in fiscal 2024 as we focus on the commercialization of LYMPHIR, complete our Phase 3 trial for Mino-Lok, and analyze the data from our Phase 2b trial and begin planning our Phase 3 trial for Halo-Lido.

General and Administrative Expenses

For the three months ended March 31, 2024, general and administrative expenses were $4,285,911 as compared to $4,792,850 during the three months ended March 31, 2023. General and administrative expenses decreased by $506,939 in comparison with the prior period. The primary reason for the decrease were lower costs for pre-launch and market research activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2024, stock-based compensation expense was $3,078,392 as compared to $1,165,595 for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, stock-based compensation includes $13,858 and $33,333, respectively, in expense for the NoveCite stock plan. For the three months ended March 31, 2024, stock-based compensation also includes $1,957,000 in expense for the Citius Oncology stock plan. Stock-based compensation expense for the most recently completed quarter increased by $1,912,797 in comparison to the prior period primarily due to the Citius Oncology stock plan.

Other Income

Interest income for the three months ended March 31, 2024 was $182,205 as compared to interest income of $303,275 for the prior period. The decrease is due to lower investable balances of the remaining proceeds of our 2021 and 2023 equity offerings and the 2021 common stock warrant exercises in money market accounts.

Other income for the three months ended March 31, 2024 also includes a $2,387,842 gain recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $144,000 for both the three months ended March 31, 2024 and 2023, related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the three months ended March 31, 2024, we incurred a net loss of $8,544,154, compared to a net loss for the three months ended March 31, 2023 of $10,526,025. The $1,981,871 decrease in the net loss was due to decreases of $1,120,957 in research and development expenses and $506,939 in general and administrative expenses, and the increase in other income of $2,266,772, being partially offset by the increase in stock-based compensation expense of $1,912,797.

Six months ended March 31, 2024 compared with the six months ended March 31, 2023

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Revenues	$—	$—

Operating expenses:
Research and development	6,227,808	8,172,370
General and administrative	7,946,639	7,396,137
Stock-based compensation expense	6,136,577	2,366,676
Total operating expenses	20,311,024	17,935,183

Operating loss	(20,311,024)	(17,935,183)
Interest income	435,843	517,824
Gain on sale of New Jersey net operating losses	2,387,842	3,585,689
Loss before income taxes	(17,487,339)	(13,831,670)
Income tax expense	288,000	288,000
Net loss	$(17,775,339)	$(14,119,670)

Revenues

We did not generate any revenues for the six months ended March 31, 2024 or 2023.

Research and Development Expenses

For the six months ended March 31, 2024, research and development expenses were $6,227,808 as compared to $8,172,370 during the six months ended March 31, 2023, a decrease of $1,944,562.

Research and development costs for Mino-Lok increased by $312,163 to $2,529,911 for the six months ended March 31, 2024 as compared to $2,217,748 for the six months ended March 31, 2023, due primarily to study close out costs associated with the phase 3 trial. On January 2, 2024, Citius Pharma announced that it had completed enrollment in its pivotal Phase 3 clinical trial for Mino-Lok, an antibiotic lock solution to salvage catheters in patients with catheter-related bloodstream infections. A total of 109 catheter failure events were observed in the event-based trial; a minimum of 92 catheter failure events were required to complete the trial. The study enrolled 241 patients at clinical sites in the U.S. and India.

Research and development costs for Halo-Lido decreased by $2,282,556 to $448,542 for the six months ended March 31, 2024 as compared to $2,731,098 for the six months ended March 31, 2023 due to lower costs associated with the Phase 2b trial. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study.  Citius Pharma has scheduled an end of Phase 2 meeting with the FDA, anticipated to occur in the second quarter of 2024, to begin planning the next steps in the regulatory and clinical development program for CITI-002.

Research and development costs for LYMPHIR were $3,233,380 during the six months ended March 31, 2024 as compared to $2,831,453 for the six months ended March 31, 2023. The $401,927 increase in expenses was primarily due to costs associated with new analytical testing methods related to the remediation activities to respond to the CRL. On February 13, 2024, we filed the BLA resubmission package with the FDA and on March 18, 2024, the FDA accepted the resubmission of the BLA and assigned a PDUFA goal date of August 13, 2024.

We expect that research and development expenses will stabilize at current levels in fiscal 2024 as we focus on the commercialization of LYMPHIR, complete our Phase 3 trial for Mino-Lok, and analyze the data from our Phase 2b trial and begin planning our Phase 3 trial for Halo-Lido.

General and Administrative Expenses

For the six months ended March 31, 2024, general and administrative expenses were $7,946,639 as compared to $7,396,137 during the six months ended March 31, 2023. General and administrative expenses increased by $550,552 in comparison with the prior period. The primary reason for the increase were higher costs for pre-launch and market research activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2024, stock-based compensation expense was $6,136,577 as compared to $2,366,676 for the six months ended March 31, 2023. For the six months ended March 31, 2024 and 2023, stock-based compensation includes $33,716 and $66,666, respectively, in expense for the NoveCite stock plan. For the six months ended March 31, 2024, stock-based compensation also includes $3,874,000 in expense for the Citius Oncology stock plan. Stock-based compensation expense for the most recently completed quarter increased by $3,769,901 in comparison to the prior period primarily due to the Citius Oncology stock plan.

Other Income

Interest income for the six months ended March 31, 2024 was $435,843 as compared to interest income of $517,824 for the prior period. The decrease is due to lower investable balances of the remaining proceeds of our 2021 and 2023 equity offerings and the 2021 common stock warrant exercises in money market accounts.

Other income for the six months ended March 31, 2024 and 2023 includes gains of $2,387,842 and $3,585,689, respectively, recognized in connection with the sale of certain New Jersey income tax net operating losses to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $288,000 for both the six months ended March 31, 2024 and 2023, related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the six months ended March 31, 2024, we incurred a net loss of $17,775,339 compared to a net loss for the six months ended March 31, 2023 of $14,119,670. The $3,655,669 increase in the net loss was primarily due to the increase in stock-based compensation expense of $3,769,901.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred a net loss of $17,775,339 for the six months ended March 31, 2024. At March 31, 2024, Citius Pharma had an accumulated deficit of $180,006,718. Citius Pharma’s net cash used in operations during the six months ended March 31, 2024 was $13,921,321.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021 and the May 2023 registered direct offering, the Company had working capital of approximately $17,400,000 at March 31, 2024. At March 31, 2024, Citius Pharma had cash and cash equivalents of $12,559,607 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Based on our cash and cash equivalents at March 31, 2024, and after giving effect to a capital raising that closed on April 30, 2024, we expect that we will have sufficient funds to continue our operations through December 2024. We expect to need to raise additional capital in the future to support our operations beyond December 2024. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2024, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2024, we issued 128,205 shares of our common stock for general and financial advisory services. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

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

CITIUS PHARMACEUTICALS, INC.

Date: May 14, 2024	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)