Form 10-Q
period 2024-06-30
Citius Pharmaceuticals, Inc.
filed 2024-08-12
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 12, 2024, there were 180,725,407 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2024

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. (“Citius Pharma”) and its wholly-owned subsidiaries Leonard-Meron Biosciences, Inc., and Citius Oncology, Inc. (“Citius Oncology”), and its majority-owned subsidiary, NoveCite, Inc., taken as a whole.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to apply for, obtain and maintain required regulatory approvals for our product candidates;

●	the cost, timing and results of our pre-clinical and clinical trials;

●	our ability to raise funds for general corporate purposes and operations, including our pre-clinical and clinical trials;

●	the commercial feasibility and success of our technology and product candidates;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations;

●	our ability to realize some or all of the benefits expected to result from the spinoff of Citius Oncology, or the delay of such benefits;

●	our ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of the spinoff of Citius Oncology; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on December 29, 2023, and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$17,911,192	$26,480,928
Prepaid expenses	10,094,597	7,889,506
Total Current Assets	28,005,789	34,370,434

Property and equipment, net	—	1,432
Operating lease right-of-use asset, net	299,932	454,426
Deposits	38,062	38,062
In-process research and development	59,400,000	59,400,000
Goodwill	9,346,796	9,346,796

Total Assets	$97,090,579	$103,611,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,663,336	$2,927,334
Accrued expenses	550,485	476,300
Accrued compensation	1,702,668	2,156,983
Operating lease liability	235,581	218,380
Total Current Liabilities	4,152,070	5,778,997

Deferred tax liability	6,569,800	6,137,800
Operating lease liability – noncurrent	84,430	262,865
Total Liabilities	10,806,300	12,179,662

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; 400,000,000 shares authorized; 180,725,407 and 158,857,798 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	180,725	158,858
Additional paid-in capital	276,083,228	252,903,629
Accumulated deficit	(190,580,054)	(162,231,379)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	85,683,899	90,831,108
Non-controlling interest	600,380	600,380
Total Equity	86,284,279	91,431,488

Total Liabilities and Equity	$97,090,579	$103,611,150

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	2,763,865	3,764,675	8,991,673	11,937,045
General and administrative	4,808,551	3,733,326	12,755,190	11,129,463
Stock-based compensation – general and administrative	3,061,763	1,174,111	9,198,340	3,540,787
Total Operating Expenses	10,634,179	8,672,112	30,945,203	26,607,295

Operating Loss	(10,634,179)	(8,672,112)	(30,945,203)	(26,607,295)

Other Income
Interest income	204,843	336,780	640,686	854,604
Gain on sale of New Jersey net operating losses	—	—	2,387,842	3,585,689
Total Other Income	204,843	336,780	3,028,528	4,440,293

Loss before Income Taxes	(10,429,336)	(8,335,332)	(27,916,675)	(22,167,002)
Income tax expense	144,000	144,000	432,000	432,000

Net Loss	(10,573,336)	(8,479,332)	(28,348,675)	(22,599,002)
Deemed dividend on warrant extension	321,559	—	321,559	—

Net Loss Applicable to Common Stockholders	$(10,894,895)	$(8,479,332)	$(28,670,234)	$(22,599,002)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.06)	$(0.17)	$(0.15)

Weighted Average Common Shares Outstanding
Basic and diluted	173,856,960	153,775,380	163,947,311	148,746,002

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2023	$—	158,857,798	$158,858	$252,903,629	$(162,231,379)	$90,831,108	$600,380	$91,431,488
Issuance of common stock for services	—	108,778	109	76,037	—	76,146	—	76,146
Stock-based compensation expense	—	—	—	3,058,185	—	3,058,185	—	3,058,185
Net loss	—	—	—	—	(9,231,185)	(9,231,185)	—	(9,231,185)
Balance, December 31, 2023	—	158,966,576	158,967	256,037,851	(171,462,564)	84,734,254	600,380	85,334,634
Issuance of common stock for services	—	128,205	128	97,951	—	98,079	—	98,079
Stock-based compensation expense	—	—	—	3,078,392	—	3,078,392	—	3,078,392
Net loss	—	—	—	—	(8,544,154)	(8,544,154)	—	(8,544,154)
Balance, March 31, 2024	—	159,094,781	159,095	259,214,194	(180,006,718)	79,366,571	600,380	79,966,951
Issuance of common stock for services	—	150,000	150	109,800	—	109,950	—	109,950
Issuance of common stock in registered direct offering, net of costs of $1,281,051	—	21,428,574	21,428	13,697,523	—	13,718,951	—	13,718,951
Issuance of common stock upon cashless exercise of stock options	—	52,052	52	(52)	—	—	—	—
Stock-based compensation expense	—	—	—	3,061,763	—	3,061,763	—	3,061,763
Net loss	—	—	—	—	(10,573,336)	(10,573,336)	—	(10,573,336)
Balance, June 30, 2024	$—	180,725,407	$180,725	$276,083,228	$(190,580,054)	$85,683,899	$600,380	$86,284,279

Balance, September 30, 2022	$—	146,211,130	$146,211	$232,368,121	$(129,688,467)	$102,825,865	$600,380	$103,426,245
Stock-based compensation expense	—	—	—	1,201,081	—	1,201,081	—	1,201,081
Net loss	—	—	—	—	(3,593,645)	(3,593,645)	—	(3,593,645)
Balance, December 31, 2022	—	146,211,130	146,211	233,569,202	(133,282,112)	100,433,301	600,380	101,033,681
Issuance of common stock for services	—	100,000	100	101,900	—	102,000	—	102,000
Issuance of common stock upon exercise of stock options	—	46,667	47	31,220	—	31,267	—	31,267
Stock-based compensation expense	—	—	—	1,165,595	—	1,165,595	—	1,165,595
Net loss	—	—	—	—	(10,526,025)	(10,526,025)	—	(10,526,025)
Balance, March 31, 2023	—	146,357,797	146,358	234,867,917	(143,808,137)	91,206,138	600,380	91,806,518
Issuance of common stock in registered direct offering, net of costs of $1,201,131	—	12,500,001	12,500	13,786,370	—	13,798,870	—	13,798,870
Stock-based compensation expense	—	—	—	1,174,111	—	1,174,111	—	1,174,111
Net loss	—	—	—	—	(8,479,332)	(8,479,332)	—	(8,479,332)
Balance, June 30, 2023	$—	158,857,798	$158,858	$249,828,398	$(152,287,469)	$97,699,787	$600,380	$98,300.167

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(28,348,675)	$(22,599,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,198,340	3,540,787
Issuance of common stock for services	284,175	102,000
Amortization of operating lease right-of-use asset	154,494	142,257
Depreciation	1,432	2,090
Deferred income tax expense	432,000	432,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,205,091)	(4,979,740)
Accounts payable	(1,263,998)	1,914,289
Accrued expenses	74,185	(512,520)
Accrued compensation	(454,315)	(156,806)
Operating lease liability	(161,234)	(145,352)
Net Cash Used In Operating Activities	(22,288,687)	(22,259,997)

Cash Flows From Financing Activities:
Net proceeds from registered direct offering	13,718,951	13,798,870
Proceeds from common stock option exercise	—	31,267
Net Cash Provided By Financing Activities	13,718,951	13,830,137

Net Change in Cash and Cash Equivalents	(8,569,736)	(8,429,860)
Cash and Cash Equivalents - Beginning of Period	26,480,928	41,711,690
Cash and Cash Equivalents - End of Period	$17,911,192	$33,281,830

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Since our inception, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by Citius Pharma or its competitors of research and development stage products, regulatory approval and market acceptance of its products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation — The accompanying unaudited condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, LMB and Citius Oncology, and its majority-owned subsidiary NoveCite. NoveCite began operations in October 2020 and Citius Oncology began operations in April 2022. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2024, and the results of its operations and cash flows for the three- and nine-month periods ended June 30, 2024 and 2023. The operating results for the three- and nine-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (“SEC”) on December 29, 2023.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $22,288,687 for the nine months ended June 30, 2024. The Company had working capital of approximately $23,850,000 at June 30, 2024. The Company estimates that its available cash resources will be sufficient to fund its operations through December 2024,   which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of equity instruments to finance its operations. However, the Company’s continued operations beyond December 2024, including its development plans for LYMPHIR (including after the proposed spin-off of Citius Oncology), Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval to market Mino-Lok, successfully commercialize LYMPHIR, Mino-Lok and any other approved products and generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in both 2024 and 2023 respectively.

LMB will also pay annual royalties on net sales of licensed products, with a low double digit royalty rate (within a range of 10% to 15%). In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low- to mid-single digits (within a range of 2% to 7%). After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less than 12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub-licensees.

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

NoveCite is obligated to pay Eterna up to $51,000,000 upon the achievement of various regulatory and developmental milestones. NoveCite also must pay a royalty equal to a mid-teens percentage of net sales, commencing upon the sale of a licensed product. This royalty is subject to downward adjustment to a mid-single digit percentage (within a range of 4% to 8%) of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Eterna an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

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

Under the license agreement, Eisai is to receive a $6.0 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $7 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was filed with the FDA on September 27, 2022, refiled on February 13, 2024, and accepted by the FDA on March 18, 2024, which assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of   August 13, 2024. Citius Oncology will also be responsible for development costs associated with potential additional indications.

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

4. PREPAID EXPENSES

Prepaid expenses at June 30, 2024 and September 30, 2023 consist of $87,782 and $154,611 of prepaid insurance, respectively, and $10,006,815 and $7,734,895 of advance payments, respectively, made for the preparation of long-lead time drug substance and product costs, which will be utilized in the manufacturing of LYMPHIR for sales upon approval.

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

On April 25, 2024, the Company issued 150,000 shares of common stock for financial, general and business development advisory services and expensed the $109,950 fair value of the common stock issued.

Common Stock Offerings

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

On April 30, 2024, the Company closed a registered direct offering of 21,428,574 common shares and warrants to purchase up to 21,428,574 common shares, at a purchase price of $0.70 per share and accompanying warrant for gross proceeds of $15,000,002. The warrants have an exercise price of $0.75 per share, are exercisable six months from the date of issuance, and expire on October 30, 2029. The estimated fair value of the warrants issued to the investors was approximately $11,206,000.

Net proceeds were $13,718,951 after deducting the placement agent fee of $1,050,000, placement agent expenses of $135,000, legal fees of $80,101, and other offering expenses of $15,950. The Company also issued 1,500,000 warrants to the placement agent at an exercise price of $0.875 per share, that are exercisable six months from the date of issuance, and expire on April 25, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $756,000.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 866,667 shares of common stock. As of June 30, 2024, there were options to purchase 705,441 shares outstanding, options to purchase 57,943 shares were exercised, options to purchase 103,283 shares expired or were forfeited, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 2,000,000 shares of common stock. As of June 30, 2024, there were options to purchase 1,720,000 shares outstanding, options to purchase 116,667 shares were exercised, options to purchase 53,333 shares expired or were forfeited, and the remaining 110,000 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 3,110,000 shares of common stock. As of June 30, 2024, there were options to purchase 1,735,000 shares outstanding, options to purchase 135,000 shares expired or were forfeited and the remaining 1,240,000 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 8,740,000 shares of common stock. As of June 30, 2024, options to purchase 8,398,333 shares were outstanding, options to purchase 306,667 shares expired or were forfeited and the remaining 35,000 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan reserved 12,035,000 shares of common stock for issuance. As of June 30, 2024, options to purchase 4,360,000 shares were outstanding, options to purchase 100,000 shares expired or were forfeited and 7,575,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	13,305,171	$1.79	7.41 years	$56,203
Granted	4,160,000	0.70
Exercised	(53,114)	0.02
Forfeited or expired	(493,283)	1.59
Outstanding at June 30, 2024	16,918,774	$1.54	7.32 years	$750

Exercisable at June 30, 2024	9,192,107	$1.91	6.21 years	$750

On October 10, 2023, the Board of Directors granted options to purchase 3,725,000 shares to employees, 300,000 shares to directors and 60,000 shares to consultants at $0.70 per share. On March 14, 2024, the Board of Directors granted options to purchase 75,000 shares to a director at $0.69 per share. The weighted average grant date fair value of the options granted during the nine months ended June 30, 2024 was estimated at $0.53 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

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

Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $3,061,763 (including $13,858 for the NoveCite plan and $1,957,000 for the Citius Oncology Plan) and $1,174,111 (including $31,858 for the NoveCite Stock Plan), respectively. Stock-based compensation expense for the nine months ended June 30, 2024 and 2023 was $9,198,340 (including $47,574 for the NoveCite plan and $5,831,000 for the Citius Oncology Plan) and $3,540,787 (including $98,524 for the NoveCite Stock Plan), respectively.

At June 30, 2024, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $3,651,795 is expected to be recognized over a weighted average period of 1.49 years.

NoveCite Stock Plan - Under the NoveCite Stock Plan, adopted November 5, 2020, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of June 30, 2024, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021. These options vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 6.64 years and the weighted average exercise price is $0.24 per share. At June 30, 2024, there is no unrecognized compensation cost related to these awards.

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

At June 30, 2024, Citius Oncology has options outstanding to purchase 12,600,000 shares, of which 3,605,556 common shares are exercisable, and 2,400,000 shares available for future grants. The weighted average remaining contractual term of options outstanding under the Citius Oncology Stock Plan is 9.02 years. At June 30, 2024, unrecognized total compensation cost related to unvested awards under the Citius Oncology Stock Plan of $13,011,500 is expected to be recognized over a weighted average period of 2.0 years.

Warrants

As of June 30, 2024, we have reserved shares of common stock for the exercise of outstanding warrants as follows:

	Exercise price	Number	Expiration Date
August 2018 Offering Investors	$1.15	3,921,569	August 14, 2024
August 2018 Offering Agent	1.59	189,412	August 8, 2024
April 2019 Registered Direct/Private Placement Investors	1.42	1,294,498	April 5, 2025
April 2019 Registered Direct/Private Placement Agent	1.93	240,130	April 5, 2025
September 2019 Offering Investors	0.77	2,793,297	September 27, 2024
September 2019 Offering Underwriter	1.12	194,358	September 27, 2024
February 2020 Exercise Agreement Agent	1.28	138,886	August 19, 2025
May 2020 Registered Direct Offering Investors	1.00	1,670,588	November 18, 2025
May 2020 Registered Direct Offering Agent	1.33	155,647	May 14, 2025
August 2020 Underwriter	1.31	201,967	August 10, 2025
January 2021 Private Placement Investors	1.23	3,091,192	July 27, 2026
January 2021 Private Placement Agent	1.62	351,623	July 27, 2026
February 2021 Offering Investors	1.70	20,580,283	February 19, 2026
February 2021 Offering Agent	1.88	2,506,396	February 19, 2026
May 2023 Registered Direct Offering Investors	1.50	12,500,001	May 8, 2028
May 2023 Registered Direct Offering Agent	1.50	875,000	May 3, 2028
April 2024 Registered Direct Offering Investors	0.75	21,428,574	October 30, 2029
April 2024 Registered Direct Offering Agent	0.88	1,500,000	April 25, 2029
		73,633,421

On April 3, 2024, the Board of Directors approved a one-year extension to April 5, 2025 for warrants to purchase 1,294,498 shares of common stock with an exercise price of $1.42 per share. The warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and member of the Board of Directors, and were originally issued in April 2019 in a registered direct offering of common stock. Additionally, 240,130 warrants with an exercise price of $1.9313 per share issued in connection with the registered direct offering were extended by one-year to April 5, 2025. These warrants are held by certain representatives of the registered direct offering placement agent. The terms of the warrants were previously extended in April 2021 to April 5, 2024. If these warrants are fully exercised, the Company would receive approximately $2.3 million in cash proceeds. We recorded a deemed dividend of $321,559 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the three and nine months ended June 30, 2024.

At June 30, 2024, the weighted average remaining life of the outstanding warrants is 3.0 years, all warrants are exercisable except for the April 2024 registered direct offering warrants for 22,928,574 shares which are exercisable commencing October 30, 2024, and there was no aggregate intrinsic value of the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances as of June 30, 2024 is as follows:

Stock plan options outstanding	16,918,774
Stock plan shares available for future grants	7,575,000
Warrants outstanding	73,633,421
Total	98,127,195

6. OPERATING LEASE

Effective July 1, 2019, Citius Pharma entered into a 76-month lease for office space in Cranford, NJ. Citius Pharma pays its proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Operating lease cost	$179,117	$179,118
Variable lease cost	3,732	3,567
Total lease cost	$182,849	$182,685

Other information
Weighted-average remaining lease term - operating leases	1.3 Years	2.3 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,	June 30, 2024
2024 (excluding the 9 months ended June 30, 2024)	$63,167
2025	253,883
2026	21,460
Total lease payments	338,510
Less: interest	(18,499)
Present value of lease liabilities	$320,011

Leases	Classification	June 30, 2024	September 30, 2023
Assets
Lease asset	Operating	$299,932	$454,426
Total lease assets		$299,932	$454,426

Liabilities
Current	Operating	$235,581	$218,380
Non-current	Operating	84,430	262,865
Total lease liabilities		$320,011	$481,245

Interest expense on the lease liability was $24,623 and $36,861 for the nine months ended June 30, 2024 and 2023, respectively.

7. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $2,387,842 and $3,585,689 for the nine months ended June 30, 2024 and 2023, respectively, in connection with sales of certain New Jersey income tax net operating losses to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

8. NASDAQ LISTING

On September 12, 2023, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until March 11, 2024, to regain compliance with the Bid Price Rule.

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

In the Merger, all shares of Citius Oncology would be converted into the right to receive common stock of the Combined Company. As a result, upon closing, Citius Pharma would receive 67.5 million shares of common stock of the Combined Company. As part of the transaction, Citius Pharma will contribute $10 million in cash to the Combined Company for transaction expenses and general operating expenses. The 12.6 million existing Citius Oncology common stock options will be assumed by the Combined Company. Citius Pharma and the Combined Company will also enter into an amended and restated shared services agreement, which, among other things, will govern certain management and scientific services that Citius Pharma will continue to provide to the Combined Company following the Effective Time.

The Merger Agreement, Business Combination and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Citius Pharma, Citius Oncology and TenX. The transaction is expected to be completed in August 2024, subject to and the provisions of the Merger Agreement and other customary closing conditions, including final regulatory approvals and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

10. SUBSEQUENT EVENTS

On August 8, 2024, the Company announced that the FDA had approved LYMPHIR.

On August 12, 2024, the Company completed the Merger, whereby its wholly owned subsidiary Citius Oncology, Inc. (now known as Citius Oncology Sub, Inc.), became a wholly owned subsidiary of TenX Keane Acquisition (now Citius Oncology, Inc.). In connection with Closing, Citius Pharma and Citius Oncology entered into an amended and restated shared services agreement, which, among other things, governs certain management and scientific services that Citius Pharma will continue to provide to Citius Oncology. After the closing of the Merger, Citius Pharma continues to control a majority of the voting power of Citius Oncology, owning approximately 92.6% of the outstanding shares of Citius Oncology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 29, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

Historical Background

Citius Pharmaceuticals, Inc. (“Citius Pharma,” and together with its subsidiaries, the “Company,” “we” or “us”) is a late-stage biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary. Citius Pharmaceuticals, LLC, was dissolved on December 29, 2023.

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

On August 23, 2021, we formed Citius Oncology, Inc. (formerly named Citius Acquisition Corp.) (“Citius Oncology”) (now named “Citius Oncology Sub, Inc.), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On August 12, 2024, Citius Pharma completed the Spinoff of Citius Oncology as a separate publicly traded entity (Nasdaq: CTOR) focused on commercializing LYMPHIR.

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

Through June 30, 2024, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We have not yet realized any revenues from our operations.

Recent Developments

On October 23, 2023, Citius Pharma and Citius Oncology entered into an agreement and plan of merger and reorganization with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc., whereby TenX Merger Sub Inc. will merge with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX Keane Acquisition. The newly combined publicly traded company is to be named “Citius Oncology, Inc.” On August 2, 2024, the shareholders of TenX Keane Acquisition approved the transaction. The transaction closed on August 12, 2024.

Patent and Technology License Agreements

Mino-Lok® – LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with a low double digit royalty rate (with a range of 10% to 15%). In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low- to mid-single digits (within a range of 2% to 7%). After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties that increase in subsequent years. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub licensees.

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

Under the license agreement, NoveCite is obligated to pay Licensor up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to a mid-teens percentage of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to a mid-single digit percentage (within a range of 4% to 8%) of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Licensor or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Licensor an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Licensor receives any revenue involving the original cell line included in the licensed technology, then Licensor shall remit to NoveCite 50% of such revenue.

LYMPHIR – In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s and a license agreement with Eisai to acquire an exclusive license for E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. Citius Pharma assigned these agreements to Citius Oncology effective April 1, 2022.

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

On September 8, 2023, we announced that the FDA agreed with our plans to address the requirements outlined in the CRL. No additional clinical efficacy or safety trials were requested by FDA for the resubmission. On February 13, 2024, we filed the BLA resubmission package with the FDA and on March 18, 2024, the FDA accepted the resubmission of the BLA, and on August 8, 2024, we a announced that the FDA had approved LYMPHIR.

RESULTS OF OPERATIONS

Three months ended June 30, 2024 compared with the three months ended June 30, 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenues	$—	$—

Operating expenses:
Research and development	2,763,865	3,764,675
General and administrative	4,808,551	3,733,326
Stock-based compensation expense	3,061,763	1,174,111
Total operating expenses	10,634,179	8,672,112

Operating loss	(10,634,179)	(8,672,112)
Interest income	204,843	336,780
Loss before income taxes	(10,429,336)	(8,335,332)
Income tax expense	144,000	144,000
Net loss	$(10,573,336)	$(8,479,332)

Revenues

We did not generate any revenues for the three months ended June 30, 2024 or 2023.

Research and Development Expenses

For the three months ended June 30, 2024, research and development expenses were $2,763,865 as compared to $3,764,675 during the three months ended June 30, 2023, a decrease of $1,000,810.

Research and development costs for Mino-Lok increased by $52,558 to $1,144,058 for the three months ended June 30, 2024 as compared to $1,091,500 for the three months ended June 30, 2023, due primarily to study close out costs related to the Phase 3 trial. On January 2, 2024, Citius Pharma announced that it had completed enrollment in its pivotal Phase 3 clinical trial for Mino-Lok, an antibiotic lock solution to salvage catheters in patients with catheter-related bloodstream infections. A total of 109 catheter failure events were observed in the event-based trial; a minimum of 92 catheter failure events were required to complete the trial. The study enrolled 241 patients at clinical sites in the U.S. and India. On May 21, 2024, we announced positive topline data from our Phase 3 study as primary and secondary endpoints were met with statistical significance. The next steps are to prepare a submission to the FDA and schedule a Type B meeting.

Research and development costs for Halo-Lido decreased by $973,287 to $29,596 for the three months ended June 30, 2024 as compared to $1,002,883 for the three months ended June 30, 2023 due to lower costs associated with the Phase 2b trial incurred in the current quarter. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study.  An end of Phase 2 meeting was held with the FDA in the second calendar quarter of 2024 and we have begun planning the next steps in the regulatory and clinical development program for CITI-002.

Research and development costs for LYMPHIR were $1,583,970 during the three months ended June 30, 2024 as compared to $1,658,838 for the three months ended June 30, 2023. The $74,868 decrease in expenses was primarily due to completion of the BLA resubmission package in the prior quarter. On February 13, 2024, we filed the BLA resubmission package with the FDA and on March 18, 2024, the FDA accepted the resubmission of the BLA and assigned a PDUFA goal date of August 13, 2024.

We expect that research and development expenses will stabilize at current levels in fiscal 2024 as we focus on the commercialization of LYMPHIR, prepare a submission to the FDA and schedule a Type B meeting for Mino-Lok, and analyze the data from our Phase 2b trial and begin planning our Phase 3 trial for Halo-Lido.

General and Administrative Expenses

For the three months ended June 30, 2024, general and administrative expenses were $4,808,551 as compared to $3,733,326 during the three months ended June 30, 2023. General and administrative expenses increased by $1,075,225 in comparison with the prior period. The primary reasons for the increase were higher costs for pre-launch sales and market research activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2024, stock-based compensation expense was $3,061,763 as compared to $1,174,111 for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, stock-based compensation includes $13,858 and $31,858, respectively, in expense for the NoveCite stock plan. For the three months ended June 30, 2024, stock-based compensation also includes $1,957,000 in expense for the Citius Oncology stock plan. Stock-based compensation expense for the most recently completed quarter increased by $1,887,652 in comparison to the prior period primarily due to the Citius Oncology stock plan.

Other Income

Interest income for the three months ended June 30, 2024 was $204,843 as compared to interest income of $336,780 for the prior period. The decrease is due to lower investable balances of the remaining proceeds of our equity offerings and common stock warrant exercises in money market accounts.

Income Taxes

The Company recorded deferred income tax expense of $144,000 for both the three months ended June 30, 2024 and 2023, related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the three months ended June 30, 2024, we incurred a net loss of $10,573,336, compared to a net loss for the three months ended June 30, 2023 of $8,479,332. The $2,094,004 increase in the net loss was primarily due to increases of $1,075,225 in general and administrative expenses and $1,887,652 in stock-based compensation expense, being partially offset by the $1,000,810 decrease in research and development expenses.

Nine months ended June 30, 2024 compared with the nine months ended June 30, 2023

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Revenues	$—	$—

Operating expenses:
Research and development	8,991,673	11,937,045
General and administrative	12,755,190	11,129,463
Stock-based compensation expense	9,198,340	3,540,787
Total operating expenses	30,945,203	26,607,295

Operating loss	(30,945,203)	(26,607,295)
Interest income	640,686	854,604
Gain on sale of New Jersey net operating losses	2,387,842	3,585,689
Loss before income taxes	(27,916,675)	(22,167.002)
Income tax expense	432,000	432,000
Net loss	$(28,348,675)	$(22,599,002)

Revenues

We did not generate any revenues for the nine months ended June 30, 2024 or 2023.

Research and Development Expenses

For the nine months ended June 30, 2024, research and development expenses were $8,991,673 as compared to $11,937,045 during the nine months ended June 30, 2023, a decrease of $2,945,372.

Research and development costs for Mino-Lok increased by $364,721 to $3,673,969 for the nine months ended June 30, 2024 as compared to $3,309,248 for the nine months ended June 30, 2023, due primarily to study close out costs associated with the Phase 3 trial. On January 2, 2024, Citius Pharma announced that it had completed enrollment in its pivotal Phase 3 clinical trial for Mino-Lok, an antibiotic lock solution to salvage catheters in patients with catheter-related bloodstream infections. A total of 109 catheter failure events were observed in the event-based trial; a minimum of 92 catheter failure events were required to complete the trial. The study enrolled 241 patients at clinical sites in the U.S. and India. On May 21, 2024, we announced positive topline data from our Phase 3 study as primary and secondary endpoints were met with statistical significance. The next steps are to prepare a submission to the FDA and schedule a Type B meeting.

Research and development costs for Halo-Lido decreased by $3,255,843 to $478,138 for the nine months ended June 30, 2024 as compared to $3,733,981 for the nine months ended June 30, 2023 due to lower costs associated with the Phase 2b trial. On June 20, 2023, we announced that the high dose formulation of CITI-002, a lidocaine and halobetasol propionate combination formulation, provided a meaningful reduction in symptom severity, as reported by patients, when compared to individual components alone. Moreover, there were no reported significant adverse events and CITI-002 was well tolerated by patients in the study. An end of Phase 2 meeting was held with the FDA in the second calendar quarter of 2024 and we have begun planning the next steps in the regulatory and clinical development program for CITI-002.

Research and development costs for LYMPHIR were $4,817,350 during the nine months ended June 30, 2024 as compared to $4,490,291 for the nine months ended June 30, 2023. The $327,059 increase in expenses was primarily due to costs associated with new analytical testing methods related to the remediation activities to respond to the CRL. On February 13, 2024, we filed the BLA resubmission package with the FDA and on March 18, 2024, the FDA accepted the resubmission of the BLA and assigned a PDUFA goal date of August 13, 2024.

We expect that research and development expenses will stabilize at current levels in fiscal 2024 as we focus on the commercialization of LYMPHIR, prepare a submission to the FDA and schedule a Type B meeting for Mino-Lok, and analyze the data from our Phase 2b trial and begin planning our Phase 3 trial for Halo-Lido.

General and Administrative Expenses

For the nine months ended June 30, 2024, general and administrative expenses were $12,755,190 as compared to $11,129,463 during the nine months ended June 30, 2023. General and administrative expenses increased by $1,625,727 in comparison with the prior period. The primary reasons for the increase were higher costs for pre-launch sales and market research activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2024, stock-based compensation expense was $9,198,340 as compared to $3,540,787 for the nine months ended June 30, 2023. For the nine months ended June 30, 2024 and 2023, stock-based compensation includes $47,574 and $98,524, respectively, in expense for the NoveCite stock plan. For the nine months ended June 30, 2024, stock-based compensation also includes $5,831,000 in expense for the Citius Oncology stock plan. Stock-based compensation expense for the nine months ended June 30, 2024 increased by $5,657,553 in comparison to the prior period primarily due to the Citius Oncology stock plan.

Other Income

Interest income for the nine months ended June 30, 2024 was $640,686 as compared to interest income of $854,604 for the prior period. The decrease is due to lower investable balances of the remaining proceeds of our equity offerings and common stock warrant exercises in money market accounts.

Other income for the nine months ended June 30, 2024 and 2023 includes gains of $2,387,842 and $3,585,689, respectively, recognized in connection with the sale of certain New Jersey income tax net operating losses to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $432,000 for both the nine months ended June 30, 2024 and 2023, related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the nine months ended June 30, 2024, we incurred a net loss of $28,348,675 compared to a net loss for the nine months ended June 30, 2023 of $22,599,002. The $5,749,673 increase in the net loss was primarily due to the increase in stock-based compensation expense of $5,657,553.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred a net loss of $28,348,675 for the nine months ended June 30, 2024. At June 30, 2024, Citius Pharma had an accumulated deficit of $190,580,054. Citius Pharma’s net cash used in operations during the nine months ended June 30, 2024 was $22,288,687.

As a result of the Company’s common stock offerings and common stock warrant exercises during the year ended September 30, 2021, the May 2023 registered direct offering and the April 2024 registered direct offering, the Company had working capital of approximately $23,800,000 at June 30, 2024. At June 30, 2024, Citius Pharma had cash and cash equivalents of $17,911,192 available to fund its operations. The Company’s primary sources of cash flow since inception have been from financing activities. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Based on our cash and cash equivalents at June 30, 2024, we expect that we will have sufficient funds to continue our operations through December 2024. We expect to need to raise additional capital in the future to support our operations beyond December 2024. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2024, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2024, we issued 150,000 shares of common stock for financial, general and business development advisory services. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Warrant Extension

In August 2024, we extended the term by one year to August 14, 2025 for an aggregate of 3,921,569 warrants with an exercise price of $1.15 per share of common stock, par value $0.001 per share (the “Common Stock”). The warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and member of the Board of Directors, and were originally issued in August 2018 in a private placement conducted simultaneously with a registered direct offering of shares of Common Stock (the “2018 Offering”) managed by H. C. Wainwright & Co., LLC (“Wainwright”). Mr. Mazur and Mr. Holubiak participated in the private placement on the same basis as all other investors. Additionally, 189,412 placement agent warrants with an exercise price of $1.5938 per share of Common Stock issued in connection with the 2018 Offering were extended by one year to August 8, 2025. Such placement agent warrants are held by certain representatives of Wainwright. There are no other warrants remaining outstanding from the 2018 Offering and if such warrants are fully exercised, the Company would receive $4,811,680 in cash proceeds.

At The Market Offering Agreement

On August 12, 2024, Citius entered into an At The Market Offering Agreement (the “Agreement”) with Wainwright under which the Company may offer and sell, from time to time at its sole discretion, shares of Common Stock, having an aggregate offering price of up to $50 million through Wainwright as its sales agent.

Subject to the terms and conditions of the Agreement, Wainwright may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the gross sales proceeds of any Common Stock sold through Wainwright under the Agreement, plus certain specified expenses. The Agreement contains customary representations and warranties and conditions to the sale of the Common Stock and includes customary indemnification rights for Wainwright.

The Company is not obligated to make any sales of Common Stock under the Agreement and may at any time suspend solicitation and offers thereunder. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

The issuance and sale of shares, if any, of Common Stock by the Company under the Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-277319) filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Registration Statement”) and declared effective by the SEC on March 1, 2024, the prospectus supplement relating to the offering to be filed with the SEC, and any applicable additional prospectus supplements related to the offering that form a part of the Registration Statement.

This Report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed herewith as Exhibit 1.1 to this Report.

The opinion of Wyrick Robbins Yates & Ponton LLP, the Company’s legal counsel, regarding the legality of the shares of Common Stock to be offered and sold under the Agreement is filed as Exhibit 5.1 hereto. This opinion is also filed with reference to, and is hereby incorporated by reference into, the Registration Statement.

Item 6. Exhibits.

1.1	At the Market Offering Agreement, dated as of August 12, 2024, between Citius Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC.

4.1	Form of Investor Warrant issued on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 30, 2024).

5.1	Opinion of Wyrick Robbins Yates & Ponton LLP.

10.1	Form of Securities Purchase Agreement, dated as of April 25, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2024).

23.1	Consent of Wyrick Robbins Yates & Ponton LLP (included in Exhibit 5.1).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 12, 2024	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)