Form 10-K
period 2024-09-30
Citius Pharmaceuticals, Inc.
filed 2024-12-27
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2024) was approximately $131,670,000 million.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

7,727,243 shares as of December 18, 2024, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be filed in January 2025 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2024

i

NOTES

In this annual report on Form 10-K, and unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., and its majority-owned subsidiaries, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”) and NoveCite, Inc., taken as a whole.

Mino-Lok® and LYMPHIRTM (denileukin diftitox) are our registered trademarks. All other trade names, trademarks and service marks appearing in this report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, plans, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	the ability of the Company to recognize the anticipated benefits of the August 2024 reverse merger whereby Citius Oncology became a publicly traded company and majority-owned subsidiary (the “Merger”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	the Company’s need for substantial additional funds and its ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	the ability of Citius Oncology to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the ability of the Company to obtain regulatory approval for and successfully commercialize Mino-Lok;

●	the cost, timing, and results of our pre-clinical and clinical trials for our other product candidates;

●	our ability to apply for, obtain and maintain required regulatory approvals for our other product candidates;

●	the ability of the Company to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

●	Both the Company and Citius Oncology are heavily dependent on the planned launch and commercial success of LYMPHIR.

●	We need to secure additional financing in the near future to complete the development of our other current product candidates and support our operations.

●	We are primarily a late-stage development company with an unproven business strategy and may never achieve commercialization of our therapeutic product candidates or profitability.

●	We have a limited operating history upon which to evaluate our ability to successfully commercialize our product candidates.

●	We may choose not to continue developing any of our product candidates at any time during development, which would reduce or eliminate our potential return on investment for those product candidates.

●	We face significant risks in our product candidate development efforts.

●	We may be required to make milestone payments to the licensor and former licensee of the LYMPHIR intellectual property in connection with its development and commercialization of LYMPHIR, which could adversely affect the profitability of LYMPHIR, if approved.

●	While our business strategy generally is to focus on the development of late-stage product candidates to lessen the development risk, there is still significant risk to successfully developing a product candidate.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

●	If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or if we are required to generate additional data related to safety and efficacy under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

●	Two of our product candidates, Mino-Lok and Halo-Lido, are combination products consisting of components that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Our approval under Section 505(b)(2), if received, would not preclude physicians, pharmacists, and patients from obtaining individual drug products and titrating the dosage of these drug products as close to our approved dose as possible.

●	Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

●	We do not own Citius Oncology or NoveCite, Inc. outright and will share any benefits from the commercialization of LYMPHIR and the development of the NoveCite product candidate with the other stockholders.

●	Any FDA programs related to the development and approval of treatments for COVID-19 and its symptoms may not be available to us or actually lead to a faster development or regulatory review or approval process for NoveCite, our proposed treatment for ARDS, nor will it assure FDA approval of such a treatment.

●	Because our NoveCite product candidate is based on novel mesenchymal stem cell technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our NoveCite product candidate.

●	NoveCite has assumed that the biological capabilities of iPSCs and adult-donor derived cells are likely to be comparable. If it is discovered that this assumption is incorrect, the NoveCite product candidate research and development activities could be harmed.

●	Even if we receive regulatory approval to commercialize a product candidate, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community and may not generate significant revenue.

●	Even if approved for marketing by applicable regulatory bodies, we will not be able to create a market for any of our product candidates if we fail to establish marketing, sales, and distribution capabilities, either on our own or through arrangements with third parties.

●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

●	The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

●	Physicians and patients might not accept and use any of our product candidates for which regulatory approval is obtained.

●	Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

●	We are and will be dependent on third-party contract research organizations to conduct all of our clinical trials.

●	We rely exclusively on third parties to formulate and manufacture our product candidates.

●	If we materially breach or default under any of our license agreements, the licensor party to such agreement will have the right to terminate the license agreement, which termination may materially harm our business.

●	Any termination, or breach by, or conflict with our strategic partners could harm our business.

●	We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

●	If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

●	We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.

●	We plan to grow and develop our business through acquisitions of or investment in new or complementary businesses, products or technologies, and the failure to manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

●	Conflicts of interest may arise from our relationships with Citius Oncology and NoveCite.

●	We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any current product candidates.

●	Following any regulatory approval of any product candidate, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our other product candidates.

●	We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

●	Our business depends on protecting our intellectual property.

●	We rely on trade secret protections through confidentiality agreements with our employees and other parties, and the breach of these agreements could adversely affect our business and prospects.

●	If we infringe the rights of third parties we might have to forego developing and/or selling any approved products, pay damages, or defend against litigation.

●	The U.S. government could have “march-in rights” to certain of our intellectual property.

●	If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition and our business, financial condition and results of operations may be adversely affected.

●	We may be unable to achieve some or all of the benefits that we expect to achieve from the Merger.

●	A planned distribution by Citius Pharma to its stockholders of shares of Citius Oncology could result in significant tax liability to Citius Pharma and our stockholders.

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

●	The market price of the Company’s common stock is highly volatile, and you may lose some or all of your investment.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

●	Our Certificate of Incorporation allows our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of the common stock.

●	We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of our common stock.

●	Provisions in our Amended and Restated Articles of Incorporation, as amended, and under Nevada law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

PART I

Item 1. Business

Overview

Citius Pharmaceuticals, Inc. (“Citius Pharma”, and together with its subsidiaries, the “Company” or “we”), headquartered in Cranford, New Jersey, is a biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products. Our goal generally is to achieve leading market positions by providing therapeutic products that address unmet medical needs yet have a lower development risk than usually is associated with new chemical entities. New formulations of previously approved drugs with substantial existing safety and efficacy data are a core focus. We seek to reduce development and clinical risks associated with drug development, yet still focus on innovative applications. Our strategy centers on products that have intellectual property and regulatory exclusivity protection, while providing competitive advantages over other existing therapeutic approaches.

Since its inception, the Company has devoted substantially all of its efforts to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. We are developing three proprietary products Mino-Lok, an antibiotic lock solution used to treat patients with catheter-related bloodstream infections by salvaging the infected catheter; Halo-Lido, a corticosteroid-lidocaine topical formulation that is intended to provide anti-inflammatory and anesthetic relief to persons suffering from hemorrhoids; and NoveCite, a mesenchymal stem cell therapy for the treatment of ARDS. Citius Oncology achieved the approval from the FDA for LYMPHIR, in-licensed by Citius Pharma in September 2021 (now owned by Citius Oncology), an engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”). We believe these unique markets for our products are large, growing, and underserved by the current prescription products or procedures.

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

Citius Oncology and the Merger

On August 23, 2021, we formed Citius Acquisition Corp. (“SpinCo”) as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR. SpinCo began operations in April 2022, when Citius Pharma transferred the assets related to LYMPHIR to SpinCo, including the related license agreement with Eisai Co., Ltd. (“Eisai”) and the related asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”). At this time, SpinCo was renamed Citius Oncology, Inc.

On October 23, 2023, Citius Pharma and SpinCo entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”). On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX (the “Merger”). Prior to closing of the Merger (the “Closing”), TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (“Citius Oncology”) (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92.3% of the outstanding shares of common stock of Citius Oncology.

Since its inception, Citius Pharma has funded and continues to fund Citius Oncology, and Citius Pharma and Citius Oncology are party to an amended and restated shared services agreement, which governs certain management and scientific services that Citius Pharma provides Citius Oncology.

LYMPHIRTM (denileukin diftitox-cdxl)

Overview

In September 2021, the Company announced that it had entered into an asset purchase agreement with Dr. Reddy’s to acquire its exclusive license of E7777 (denileukin diftitox). E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously approved by the FDA for the treatment of patients with persistent or recurrent CTCL. Dr. Reddy’s had previously exclusively licensed E777 in select markets from Eisai and as part of the transaction, Eisai entered into a license agreement whereby Eisai assigned all of its rights to E7777 to Citius Pharma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. Denileukin diftitox is referred to in this report as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed. In April of 2022 LYMPHIR was assigned to Citius Oncology.

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

Phase 3 Trial (E7777-G000-302) Design

LYMPHIR is an improved formulation of oncology agent, ONTAK®, which was previously approved by the FDA for the treatment of patients with persistent or recurrent CTCL. ONTAK was marketed in the US previously. The manufacturing formulation improvements were substantial enough that the FDA required a new clinical study to be performed (Study E7777-G000-302). The safety profile of LYMPHIR from study E7777-G000-302 is comparable to Study 93-04-11/L4389-11, which served as the basis for the full approval of ONTAK. Study E7777-G000-302, a global, multicenter, open-label single-arm pivotal clinical trial for the treatment of patients with persistent or recurrent CTCL, commenced (first subject consented) in May 2013 and completed (data cutoff for primary analysis) in December 2021. The study was sponsored by Eisai and was conducted at 17 sites in the United States and three sites in Australia. Inclusion criteria for the study were to evaluate patients in advanced stage CTCL (Mycosis Fungoides or Sézary Syndrome), who received at least one prior CTCL therapy. The objectives were met for Study E7777-G000-302, in both the lead-in phase and the main phase. Overall, the primary and secondary endpoints of Study E7777-G000-302 demonstrate the tolerability and clinical benefit of 9 µg/kg/day LYMPHIR for the treatment of adult patients with relapsed or refractory Stage I-III CTCL. No new safety signals were identified compared to ONTAK.

The pivotal trial of E7777 was divided into two phases, a lead-in phase with 21 subjects that evaluated dose finding, pharmacokinetics and immunogenicity, and assessed the Objective Response Rate (the “ORR”). An ORR is defined as a greater than 50% reduction in tumor burden. Patients received a daily intravenous infusion of denileukin diftitox from Day 1 through Day 5 of each 21-day cycle. In the lead-in phase, the main objectives were to determine the maximum tolerated dose (MTD) of LYMPHIR and to select the dose of LYMPHIR to be used in the main phase (subjects were treated at doses ranging from 6 to 15 µg/kg/day). The MTD was 12 µg/kg/day and, based on data of the lead-in phase, 9 µg/kg/day was selected for the main phase of the study. The objectives of the main phase were to evaluate the efficacy and safety of LYMPHIR (at the dose determined in the lead-in phase of 9 µg/kg/day).

The primary efficacy endpoint was tumor response rate, i.e. ORR per the Independent Review Committee (IRC) assessment based on International Society for Cutaneous Lymphomas/ European Organization for Research and Treatment of Cancer Global Response Score (GRS; Olsen, et al., 2011).

The secondary efficacy endpoints were:

●	Duration of response (DOR) based on GRS

●	Time to response based on GRS

●	ORR assessed by investigator using GRS

●	Objective response assessed by IRC using Prince (Prince, et al., 2010)

●	Skin response (according to modified Severity Weighted Assessment Tool [mSWAT])

●	Duration of skin response

●	Time to skin response

Overall, there were 25 responders out of 69 subjects in the Primary Efficacy Analysis Set (i.e., subjects with CTCL disease Stages I to III (9 µg/kg/day)) as assessed by the IRC, with an ORR of 36.2% (95% CI: 25.0%, 48.7%), with 8.7% (6/69) achieving a Complete Response (CR) and 27.5% (19/69) achieving a Partial Response.

Among responders, the median follow-up for duration of response was 6.5 months (range: 3.5+, 23.5+ months). Median time to response was 1.4 months (range: 0.7 to 5.6 months).

ORR (95% CI) by investigator was 42.3% (30.6%, 54.6%) (30 of 71 subjects), with 8.5% (6 subjects) achieving a CR. ORR (95% CI) by IRC assessment using the Prince (2010) criteria was 36.2% (25.0%, 48.7%) (25 of 69 subjects). And, an ORR of 38.1% in the intent to treat population and 44.4% in the efficacy evaluable populations were observed. The 2-sided, exact 95% CI of ORR was calculated using the Clopper-Pearson method. Per protocol, LYMPHIR demonstrated clinical benefit if the lower bound of the 2-sided 95% exact CI of the ORR exceeded 25%.

Skin responses were the same as GRS objective responses, for both IRC and investigator assessments. Responses were deep, reflected by the substantial decrease in skin tumor burden, including 8 subjects with 100% clearance of skin lesions per IRC.

In the second and main phase of the pivotal trial, 70 patients were administered the 9 µg/kg/day rate for 5 consecutive days in 21-day cycles. The inclusion criteria were identical to the lead-in phase.

Phase 3 Trial Efficacy & Safety Results

The efficacy population of the main phase included 69 patients with relapsed or refractory stage I to III CTCL. Of the 69 patients, the median age was 64 years (range: 28 to 87 years), 65% were male, 73% were White, 19% Black or African American, 1% Asian, and 14% Hispanic or Latino. The CTCL disease stage was IA in 7%, IB in 23%, IIA in 13%, IIB in 35%, IIIA in 12%, and IIIB in 10%. The median number of prior therapies was 4 (range: 1 to 18), including both skin-directed and systemic therapies. Prior therapies included photodynamic therapy (56%), total skin electron beam therapy (42%), systemic retinoids (49%), methotrexate/pralatrexate (49%), histone deacetylase inhibitor (35%), brentuximab vedotin (26%) and mogamulizumab (12%).

Efficacy was established based on ORR, according to ISCL/EORTC Global Response Score (GRS) per Independent Review Committee (Olsen 2011). Efficacy results are shown in the table below.

LYMPHIR
Efficacy Results of E7777-G000-302	9 µg/kg/day
(N = 69)

ORR (GRS)%[a]	36%
(95% CIb)	(25, 49)
Complete Response	9%
Partial Response	27%
Duration of Response
Median (range), months	6.5 (3.0 +, 23.5 +)
Duration ≥ 6 months, n (%)	52%
Median Time to Response, months	1.4
(95% CIb)	(0.7, 5.6)

a)	ORR, Objective Response Rate per Olsen, et all (2011) Global Response Score (GRS), by Independent Review Committee (IRC)

b)	CI = confidence interval

Both the endpoints and objectives of Study E7777-G000-302 were met, while the statistical confidence interval (95% CI) resulted in a marginal shortfall (25% actual achievement vs. >25% from the statistical plan). Throughout the initial BLA review period, the FDA accepted the Study E7777-G000-302 data which demonstrated both tolerability and clinical benefit.

Overall, LYMPHIR was well-tolerated with the use of pre-medications, close patient monitoring, and prompt initiation of supportive measures and drug management. There was no evidence of cumulative toxicity and most patients experienced low grade 1 or 2 treatment emergent adverse events.

Serious adverse reactions occurred in 38% of patients who received LYMPHIR. Serious adverse reactions in > 2% of patients included capillary leak syndrome (10%), infusion-related reaction (9%), sepsis (7%), skin infection (2.9%), pyrexia (2.9%), and rash (2.9%). There were no Grade 5 adverse events in the Study E7777-G000-302, Stage I-III Safety Set (which is the safety set FDA required for inclusion in the package insert/label).

Adverse Reactions (≥ 10%) in Patients with Relapsed or Refractory Stage I-III CTCL Who Received

LYMPHIR in E7777-G000-302

	LYMPHIR N = 69
Adverse Reaction	All Grades (%)	Grade 3 or 4 (%)
Gastrointestinal disorders
Nausea	43	1.4
Diarrhea	19	0
Vomiting	13	0
Constipation	12	0
General disorders and administration site conditions
Fatigue[a]	38	0
Edema[b]	33	1.4
Chills	27	1.4
Fever[c]	16	1.4
Musculoskeletal and connective tissue disorders
Musculoskeletal pain[d]	27	2.9
Arthralgia[e]	12	0
Nervous system disorders
Headache[f]	25	0
Dizziness	13	0
Mental status changes[g]	13	0
Injury, poisoning and procedural complications
Infusion-related reaction	25	6
Skin and subcutaneous tissue disorders
Rash[h]	23	6
Pruritis[i]	19	6
Vascular disorders
Capillary leak syndrome	20	6
Metabolism and nutrition disorders
Decreased appetite	13	1.4
Eye disorders
Vision changes[j]	13	0
Investigations
Weight increased	13	0
Infections and infestations
Skin infection	13	1.4
Renal and urinary disorders
Renal insufficiency[l]	12	2.9
Psychiatric disorders
Insomnia	10	0

(a)	Includes fatigue, asthenia, and lethargy.

(b)	Includes edema, edema peripheral generalized edema, face edema, swelling face, peripheral swelling.

(c)	Includes fever, pyrexia, tumor associated fever.

(d)	Includes musculoskeletal pain, back pain, neck pain, pain in extremity, myalgia, bone pain, flank pain.

(e)	Includes arthralgia, joint swelling, joint range of motion decreased, musculoskeletal stiffness.

(f)	Includes headache, migraine.

(g)	Includes mental status changes, amnesia, confusional state, delirium, altered state of consciousness, hallucinations (including auditory), memory impairment, disturbance in attention, somnolence, cognitive disorder.

(h)	Includes rash, dermatitis, drug eruption, erythema, palmar erythema, toxic skin eruption, rash maculo-papular, rash papular, rash pustular, rash pruritic, dermatitis exfoliative generalized, acute generalized exanthematous pustulosis.

(i)	Includes pruritis, itching.

(j)	Includes vision blurred, photopsia, visual impairment.

(k)	Includes skin infection, skin bacterial infection, staphylococcal skin infection, cellulitis, impetigo.

(l)	Includes renal failure, nephropathy, acute kidney injury, blood creatinine increased, renal impairment.

Grade refers to the severity of the adverse reaction. The Common Terminology Criteria for Adverse Events displays Grades 1 through 5 with unique clinical descriptions of severity for each adverse reaction based on this general guideline:

●	Grade 1 - Mild; asymptomatic or mild symptoms; clinical or diagnostic observations only; intervention not indicated.

●	Grade 2 - Moderate; minimal, local or noninvasive intervention indicated; limiting age-appropriate instrumental activities of daily living.

●	Grade 3 - Severe or medically significant but not immediately life-threatening; hospitalization or prolongation of hospitalization indicated; disabling; limiting self care activities of daily living.

●	Grade 4 - Life-threatening consequences; urgent intervention indicated.

●	Grade 5 - Death related to the adverse reaction.

Investigator Initiated Trials

We believe there is an opportunity in the field of immuno-oncology and have undertaken two investigator-initiated trials to evaluate the potential safety and efficacy of LYMPHIR as an immuno-oncology combination therapy.

A Phase 1 trial was initiated in June 2021 at the University of Minnesota, Masonic Cancer Center. This study is a single-arm open-label trial which has an estimated enrollment of 20 participants who will be administered denileukin diftitox prior to Chimeric Antigen Receptor, (“CAR-T”) therapies. The Phase 1 study consists of two components: dose finding to establish a maximum tolerated dose (“MTD”) of denileukin diftitox in combination with CART-T therapies, and an extension component to provide an estimate of efficacy at that MTD. (Title: Phase I/II Trial Using E7777 to Enhance Regulatory T-Cell Depletion Prior to CAR-T Therapy for Relapsed/Refractory B-Cell Lymphoma (DLBCL). NCT04855253)

A second Phase 1 Study was initiated in September 2022 at the University of Pittsburg Medical Center, Hillman Cancer Center. This study is an open label, Phase 1/1b study to investigate the safety and efficacy of a combined regimen of pembrolizumab with T-regulatory cell depletion and denileukin diftitox in patients diagnosed with recurrent or metastatic solid tumors in the second line setting. (Title: The efficacy of T-regulatory cell depletion with E7777 combined with immune checkpoint inhibitor, pembrolizumab, in recurrent or metastatic solid tumors: Phase I/II Study. NCT05200559).

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

Trials at both the University of Minnesota, Masonic Cancer Center and the University of Pittsburgh Medical Center, Hillman Cancer Center are enrolling patients and progressing.

In November 2024, the Company announced promising preliminary results of the Phase I Clinical Trial of Pembrolizumab (KEYTRUDA®) and LYMPHIR™ in cancer patients with recurrent solid tumors conducted at the University of Pittsburg Hillman Cancer Center.

Preliminary Results

The results of this chemotherapy-free regimen combining two immuno-modulator agents, pembrolizumab (anti-PD-1) and LYMPHIR (transient Treg depletion) demonstrated:

●	An overall response rate (ORR) of 27% (4/15) and a clinical benefit rate of 33% (5/15) among evaluable patients; and,

●	Median progression-free survival (PFS) for patients achieving clinical benefit of 57 weeks, with a range of 30 to 96 weeks.

●	Notably, two of the four patients who achieved partial remission had received prior checkpoint inhibitors (i.e. anti-PD-1 therapy). This highlights the therapeutic potential of LYMPHIR plus immune checkpoint inhibitors to be effective in patients who fail prior anti-PD-1/L1 therapy.

The trial enrolled 21 patients with recurrent or metastatic solid tumors. Among the evaluable participants, four patients achieved a partial response, and one patient demonstrated durable stable disease lasting over six months. The combination regimen was generally well tolerated, with most adverse events related to the patients’ underlying disease. Importantly, no significant immune-related adverse events were observed, and only one case of dose-limiting toxicity (capillary leak syndrome) was reported at the highest dose level (12 mcg/kg).

Table 1: Efficacy Data

Value
Patients Enrolled	21
Patients Evaluable for Response	15
Partial Responses (PR)	4 (27%)
Stable Disease (≥ 6 months)	1
Clinical Benefit Rate (CBR)	33% (PR + SD ≥ 6 months)
Median Progression-Free Survival (PFS)	57 weeks (range: 30-96 weeks)

Table 2: Safety Data

Value
Dose-Limiting Toxicities (DLTs)	1 (Capillary Leak Syndrome at 12 mcg/kg)
Immune-Related Adverse Events (irAEs)	None documented (≥ Grade 3)
Adverse Events (Grade ≥ 3)	Most related to underlying disease

Regulatory Development

In the 1990s, denileukin diftitox was developed at Boston University and the National Cancer Institute (“NCI”) in collaboration with Seragen, Inc.

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

In March 2016, Dr. Reddy’s exclusively licensed the global rights to E7777 from Eisai, other than the rights in countries retained by Eisai, which consists of Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia and Papua New Guinea. The license included an option on the right to develop and market the product in India prior to FDA approval.

In June 2016, the first patient was enrolled in the main phase of the Phase 3 U.S. CTCL clinical trial for E7777.

In March 2020, Eisai filed a New Drug Application (“NDA”) for E7777 in Japan for both CTCL and PTCL, and in March 2021 received approvals in both indications.

In September 2021, Citius Pharma acquired the marketing rights to E7777 in selected markets. Citius Pharma subsequently renamed E7777 as LYMPHIR.

In December 2021, patient enrollment for the Phase 3 Pivotal study of LYMPHIR was completed.

In April 2022, we reported that topline results from the Phase 3 trial were consistent with the prior formulation. Moreover, no new safety signals were identified.

In December 2022, a biologics license application (“BLA”) for LYMPHIR was accepted for filing with the FDA and a PDUFA goal date was set for July 28, 2023.

In July 2023, the FDA issued a complete response letter (“CRL”) requiring us to incorporate enhanced product testing and additional controls agreed to with the FDA during the market application review. There were no concerns relating to the safety and efficacy clinical data package submitted with the BLA, or the proposed prescribing information.

In September 2023, we announced that the FDA has agreed with the plans to address the requirements outlined in the complete response letter, which guidance has provided the Company with a path for completing the necessary activities to support the resubmission of the BLA for LYMPHIR.

In February 2024, based on the feedback from the FDA, Citius Pharma completed the CRL remediation activities and filed the resubmission.

In March 2024, Citius Pharma announced the acceptance of the BLA by the FDA. The FDA assigned a PDUFA goal date of August 13, 2024 and approved LYMPHIR on August 8, 2024.

In August 2024, Citius Pharma announced that the FDA had approved LYMPHIR.

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

In May 2024, the Company announced positive topline results of the trial. The study met its primary endpoint with a statistically significant improvement in the time to failure event in patients receiving Mino-Lok compared to Control arm patients receiving clinician-directed anti-infective lock solution. The data demonstrates that Mino-Lok is well-tolerated.

In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok.

Fast Track Designation

In October 2017, the Company received official notice from the FDA that the investigational program for Mino-Lok was granted “Fast Track” status. Fast Track is a designation that expedites FDA review to facilitate development of drugs which treat a serious or life-threatening condition and fill an unmet medical need. A drug that receives Fast Track designation is eligible for the following:

●	More frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

●	More frequent written correspondence from the FDA about the design of the clinical trials;

●	Priority review to shorten the FDA review process for a new drug from ten months to six months; and

●	Rolling review, which means we can submit completed sections of our NDA for review by the FDA, rather than waiting until every section of the application is completed before the entire application can be submitted for review.

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

Recently, there has been a shift from the use of traditional clinical analysis and outcomes to patients’ perspectives and patients’ experiences in assessing treatment efficacy. Following the 21st Century Cures Act, higher emphasis is placed on using Patient Reported Outcome (“PRO”) instruments in clinical trials. Currently, for hemorrhoidal disease, there are no validated clinical outcomes assessment (“COA”) tools available in the U.S. The FDA directed Citius Pharma to develop a “fit for purpose” PRO instrument to assess the efficacy of treatments in this disease. Symptom intensity and impact data (Hemorrhoid Quality of Life Index or “HQLI”) were recorded by patients utilizing a proprietary mobile-enabled PRO instrument developed by the Company for this study.

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

Based on the positive clinical results utilizing the Meaningful Change Threshold analysis, Citius Pharma had a Phase 2 meeting with the FDA in April 2024 to discuss the go-forward path for the program.

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

LYMPHIR Sales and Marketing

Citius Oncology does not currently have its own commercial infrastructure and is in the process of developing its sales or marketing capability by contracting with a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in its commercial efforts. Citius Oncology intends to utilize a dedicated field force combined with various marketing programs which will be tailored to both physicians and patients to launch LYMPHIR and grow its market share. We, through Citius Oncology, plan to focus our commercial efforts on a concentrated group of prescribing hematologists, oncologists and dermatologist-oncologists, along with key opinion leaders and advocacy groups who play an important role in the CTCL treatment regimen.

In September 2024, the Company announced the inclusion of LYMPHIR in the National Comprehensive Cancer Network (“NCCN”) guidelines and compendia. LYMPHIR was included bases on an NCCN Category 2A recommendation which indicates a uniform NCCN consensus that LYMPHIR is appropriate as an option for patients with CTCL. The Company believes that LYMPHIR’s addition to the NCCN guidelines will assist LYMPHIR in obtaining coverage and reimbursement from the Centers for Medicare and Medicaid Services (“CMS”).

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

LYMPHIR Intellectual Property

On September 3, 2021, Citius Pharma acquired the exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, from Dr. Reddy’s, who had exclusively licensed it previously from Eisai. The exclusive license, which was amended as part of the transaction, is with Eisai and includes rights to develop and commercialize LYMPHIR in all markets except for Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. The license includes an option on the right to develop and market the product in India. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. In April 2022, Citius Pharma assigned the license agreement to SpinCo, at which time SpinCo began operations. Upon the completion of the Merger, SpinCo became a wholly owned subsidiary of Citius Oncology. Citius Pharma remains a guarantor on all of Citius Oncology’s payment obligations thereunder.

Obligations to Eisai under the License Agreement

Under the license agreement, Eisai is to receive a $5.9 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication (which increases to $6.9 million in the event the Company exercises the option to add India to the licensed territory) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Pursuant to the terms of the license agreement, through 2022, Citius Pharma reimbursed Eisai for approximately $2.65 million of Eisai’s costs to complete the ongoing Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and for all reasonable costs associated with the preparation of a BLA for LYMPHIR. The Company has accrued the $5.9 million development milestone payment as of September 30, 2024.

Pursuant to the terms of the license agreement, Eisai was responsible for completing the current CTCL clinical trial, and chemistry, manufacturing and controls development activities through the production of the BLA, which Citius Pharma filed with the FDA in September 2022. Citius Pharma is responsible for the costs of correcting any major deficiencies in the BLA, as well as the costs of any further studies and development costs associated with potential additional indications.

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

The Company, through its subsidiary, is responsible for preparing, filing, prosecuting, and maintaining all patent applications and patents included in the licensed patents that we intend to pursue within the territory.

Obligations to Dr. Reddy’s under the Asset Purchase Agreement

The Company and Dr. Reddy’s entered into an asset purchase agreement whereby Dr. Reddy’s transferred to the Company the then-existing patents, know-how, regulatory documentation and other assets related to LYMPHIR and the Company agreed to assume certain liabilities associated with Dr. Reddy’s development of LYMPHIR. Under the terms of the asset purchase agreement with Dr. Reddy’s and subsequent to the April 2022 assignment to SpinCo, Citius Oncology, as guaranteed by Citius Pharma, will be obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. Citius Oncology will also be obligated to pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by Citius Oncology and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales.

Also under the agreement with Dr. Reddy’s, the Company, through Citius Oncology, is required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, the Company, through Citius Oncology, is required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction. The Company, through Citius Oncology, is responsible for these and any and all further developmental activities relating to LYMPHIR.

Dr. Reddy’s agreed to not compete against the Company in the development of products containing compounds in LYMPHIR in the territory covered by the license for a designated period of time. There are no termination provisions included in the asset purchase agreement other than those related to the term of the royalties. To assist in the transfer of the LYMPHIR assets, the Company and Dr. Reddy’s entered into a transition services agreement at the closing of the transaction, which was in effect until March 2022.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable for which a balance of $22.5 million remains due as of September 30, 2024.

LYMPHIR Patents

As part of the definitive agreement with Dr. Reddy’s, Citius Pharma acquired, and later transferred to Citius Oncology, the method of use patents in which E7777 is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

The following patents were acquired:

●	U.S. Provisional Application No. 63/070,645, which was filed on August 26, 2020, and subsequently published as US 2022/0062390 A1 on March 3, 2022, entitled Methods of Treating Cancer. Expiration date of August 23, 2041.

●	International Patent Application Number: PCT/IB2021/0576733, which was filed with the World Intellectual Property Organization on August 23, 2021 for Europe, and subsequently published as WO 2022/043863 A1 on March 3, 2022, entitled, Combination for Use in Methods of Treating Cancer. Expiration date of August 23, 2041.

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

Stability Patent Application for Mino-Lok

In October 2018, the USPTO issued U.S. Patent No. 10,086,114 (the “114 patent”), entitled “Antimicrobial Solutions with Enhanced Stability.” On October 9, 2019, the European Patent Office (“EPO”) granted European Patent No. 3370794, which corresponds to the 114 patent. The grant of these patents strengthens the intellectual property protection for Mino-Lok through November 2036. While the original patents for Mino-Lok (discussed above) cover the basic composition, this invention overcomes limitations in mixing antimicrobial solutions in which components have precipitated because of physical and/or chemical factors, thus limiting the stability of the post-mix solutions. The scientists and technologists at MDACC have been able to improve the stability of the post-mixed solutions through adjustments of the post-mixed pH of the solution. This may allow for longer storage time of the ready-to-use solution. As such, the patents claiming the enhanced stability may effectively extend patent protection for Mino-Lok beyond the 2024 expiration of the original patents since it is expected that the compositions providing enhanced stability would be preferred over any non-stabilized versions that a competitor may introduce after June 7, 2024. Citius Pharma holds the exclusive worldwide license which provides access to this patented technology for development and commercialization of Mino-Lok.

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

NoveCite Intellectual Property

In October 2020, we, through our subsidiary NoveCite, Inc., entered into a license agreement with Novellus Therapeutics Limited, whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on Novellus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. The patented technology consists of mesenchymal stem cells (“MSCs”) derived from an induced pluripotent stem cell line that is made by Novellus using the mRNA cell reprogramming methods in the patents covering the licensed technology.

Upon execution of the license agreement, NoveCite paid an upfront payment of $5,000,000 and issued to Novellus shares of NoveCite’s common stock representing 25% of NoveCite’s currently outstanding equity. We own the other 75% of NoveCite’s currently outstanding equity.

NoveCite is obligated to pay Novellus up to an aggregate of $51,000,000 in milestone payments upon the achievement of various regulatory and developmental milestones. NoveCite also must pay on a fiscal quarter basis a royalty equal to low double-digit percentages of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to an upper-single digit percentage of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) the date on which a biosimilar product is first marketed, sold, or distributed by Novellus or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Novellus an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

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

Pursuant to the terms of the license agreement, NoveCite has been granted a right of first negotiation to exclusively license the rights to any new products developed or acquired by Novellus which cannot include MSC’s, that may be used within the field of acute pneumonitis treatment. After receiving notice from Novellus of the new product opportunity, NoveCite has 30 days to notify Novellus of its desire to negotiate a license agreement for the new product. If such notice is given by NoveCite, the parties shall then have a period of 150 days from the date of Novellus’s notice to NoveCite to negotiate, exclusively and in good faith, the terms and conditions for the new product license agreement.

The term of the license agreement will continue on a country-by-country and licensed product-by-licensed product basis until the expiration of the last-to-expire royalty term for any and all licensed products unless earlier terminated in accordance with its terms. Either party may terminate the license agreement upon written notice if the other party is in material default or breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due, subject to cure within the designated time period. Additionally, Novellus will have the right to terminate the agreement if NoveCite directly or indirectly challenges the patentability, enforceability or validity of any licensed patent. NoveCite may terminate the license agreement at any time without cause upon 90 days prior written notice.

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

During the term of the license agreement, Novellus is prohibited from commercializing or exploiting (directly or indirectly) any product that includes mesenchymal stem cells for any purpose in acute pneumonitis treatment (subject to certain sponsored research exceptions), or exploiting (directly or indirectly) or enabling a third party to exploit, for any purpose in acute pneumonitis treatment or otherwise, the original licensed cell banks line or any GMP-grade cell banks of a cell line derived therefrom and that can be used as starting material for the manufacture of products derived from the licensed technology. During the term of the license agreement, each party is prohibited from soliciting any employee of the other party, subject to certain exceptions.

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

DefencathTM (CorMedix Inc.)

Defencath is a formulation of Taurolidine 1.35%, Citrate 3.5%, and Heparin 1000 units/mL. Neutrolin is an anti-microbial catheter lock solution approved by the FDA in November 2023 to reduce the incidence of catheter-related bloodstream infections (CRBSIs) for the limited population of adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (CVC). Defencath was shown to reduce the risk of CRBSIs by up to 71% in a Phase 3 clinical study.

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

Supply and Manufacturing

We do not currently have and we do not intend to set up our own manufacturing facilities. We rely on and will continue to rely on approved contract manufacturers for manufacturing our product candidates in all stages of development after we file for FDA approval. Each of our domestic and foreign contract manufacturing establishments, including any contract manufacturers we may decide to use, must be listed in the NDA or the BLA, as applicable, and must be registered with the FDA. Also, the FDA imposes substantial annual fees on manufacturers of branded products.

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

We have contracted with proven suppliers and manufacturers for active pharmaceutical ingredients, development and packaging. We are confident that all materials meet or will meet specifications discussed at the chemistry, manufacturing and controls meeting with the FDA.

If we fail to raise additional capital, and as a result are unable to abide by our contractual obligations with these third-party manufacturers and suppliers, including making timely payment, the necessary third-party support to commercialize LYMPHIR could be delayed or terminated.

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

Regulation

U.S. Government Regulation

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our product candidates, is extensively regulated by governmental authorities in the U.S. and other countries.

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the agency’s implementing regulations. If the Company fails to comply with the applicable U.S. requirements at any time during the product development process, including clinical testing, as well as at any time before and after the approval process, we may become subject to administrative or judicial sanctions, or other actions, such as the FDA’s delay in review of or refusal to approve a pending NDA or BLA, withdrawal of an approval, imposition of a clinical hold or study termination, issuance of Warning Letters or Untitled Letters, mandated modifications to promotional materials or issuance of corrective information, requests for product recalls, consent decrees, corporate integrity agreements, deferred prosecution agreements, product seizures or detentions, refusal to allow product import or export, total or partial suspension of or restriction of or imposition of other requirements relating to production or distribution, injunctions, fines, debarment from government contracts and refusal of future orders under existing contracts, exclusion from participation in federal and state healthcare programs, FDA debarment, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. Any enforcement action could have a material adverse effect on the Company and our operations.

FDA Marketing Approval

Before any one of the Company’s drug product candidates may be marketed in the U.S., it must be approved by the FDA. Obtaining FDA marketing approval for new products may take many years and require the expenditure of substantial financial resources. In order for the FDA to determine that a product is safe and effective for the proposed indication, the product must first undergo testing in animals (nonclinical studies). The data generated from nonclinical studies is used to support the filing of an IND under which human studies are conducted. Human testing is generally conducted under an IND in three phases following Good Clinical Practices (“GCP”) regulations:

●	Phase 1 studies evaluate the safety and tolerability of the drug, generally in normal, healthy volunteers;

●	Phase 2 studies evaluate safety and efficacy, as well as appropriate doses; these studies are typically conducted in patient volunteers who suffer from the particular disease condition that the drug is designed to treat; and

●	Phase 3 studies evaluate safety and efficacy of the product at specific doses in one or more larger pivotal trials.

In addition to human testing, the manufacturing process of the potential product must be developed in accordance with cGMP regulations. Prior to the approval of a new product, the FDA will inspect the facilities at which the proposed drug product is manufactured to ensure cGMP compliance.

The cumulative safety and efficacy data generated from the clinical trials described above, chemistry, manufacturing and control (“CMC”) information, nonclinical study data and proposed labeling are used as the basis to support approval of a marketing application (NDA or BLA) to the FDA. The preparation of an NDA or BLA requires the expenditure of substantial funds and the commitment of substantial resources. Additionally, at the time of an NDA or BLA submission a user fee is required (unless the product has ODD) to be paid. The FDA conducts a preliminary administrative review upon receipt of the NDA or BLA submission, the FDA either accepts the NDA or BLA submission or does not. If the application is not accepted for review by FDA, the Sponsor of the application must resolve the deficiencies and re-submit the application, re-starting the review clock.

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter (“CRL”). A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical studies, or other information, in order for FDA approval. Even with submission of this additional information, the FDA may decide that the NDA or BLA does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The development and approval of new drugs requires substantial time, effort and financial resources. Data obtained from the development program are not always conclusive and may be susceptible to varying interpretations. These instances may delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the product.

FDA Post-Approval Considerations

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, manufacturing, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product and drug shortages. During the approval process, the FDA and the sponsor may agree that specific studies or clinical trials should be conducted as post-marketing commitments, but they are not required. The FDA may also impose post-marketing requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance, to further assess and monitor the product’s safety and effectiveness after commercialization. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product becomes available in the market.

After approval, most changes to the approved product, such as manufacturing changes and adding new indications or other labeling claims, are subject to FDA review and approval. There are also annual user fee requirements for any marketed product and new application fees for supplemental applications with clinical data. Additionally, the FDA strictly regulates the labeling, advertising and promotion of products under an approved NDA or BLA. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly marketed or promoted off-label uses may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, debarment from government contracts, refusal of future orders under existing contracts and mandatory compliance programs under corporate integrity agreements or deferred prosecution agreements.

Other Regulations of the Healthcare Industry

In addition to FDA regulations governing the marketing of pharmaceutical products, there are various other state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

●	The federal Anti-Kickback laws and implementing regulations, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

●	The federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

●	The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials;

●	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations;

●	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), which among other things: changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure;

●	The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations (collectively, “HIPAA”), which creates federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program and which also imposes certain obligations on entities with respect to the privacy, security and transmission of individually identifiable health information; and

●	The federal Physician Payment Sunshine Act, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data.

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. This is currently not applicable as our only approved product is not currently sold in a foreign country.

Coverage and Reimbursement

The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly imposing additional requirements and restrictions on coverage, attempting to limit reimbursement levels or regulate the price of drugs and other medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. For example, in the United States, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and Tricare. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. Moreover, the Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies.

In addition, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, availability of generic equivalents, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform implemented in the future could significantly reduce our revenues from the sale of any approved products. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our approved products in whole or in part.

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. Further, the Center for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Since its passage, there have been significant ongoing efforts to modify or eliminate the ACA.

The Trump administration pushed for modifications to the ACA. In addition, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the “IRC”), as amended, commonly referred to as the individual mandate. While the Biden administration has rolled back many of the executive orders issued by former President Trump and has stated that it intends to build on the ACA and to expand coverage thereunder, ongoing repeal and reform efforts impacting the ACA and the healthcare sector more broadly are likely under the upcoming Trump administration.

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Further legislative and regulatory changes under the ACA remain possible. The Inflation Reduction Act of 2022, enacted on August 16, 2022, includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. It is unknown what form any future changes or any law would take under the upcoming Trump Administration and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In addition, the Affordable Care Act has also been subject to challenges in the courts, which remain ongoing.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. In addition, at the state level, legislatures have passed and implemented regulations, and may pass additional legislation, designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Foreign Regulation

The Company and any of our collaborative partners may be subject to widely varying foreign regulations, which may be different from those of the FDA, governing clinical trials, manufacture, product registration and approval and pharmaceutical sales. Whether or not FDA approval has been obtained, the Company or our collaborative partners must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in such countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current U.S. law, there are restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country.

Employees

As of September 30, 2024, we had 23 employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations, and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius Pharma

Leonard Mazur, Chief Executive Officer, Chairman and Secretary – Mr. Mazur, 79, was appointed Chief Executive Officer effective May 1, 2022, and has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Myron Holubiak, Executive Vice Chairman and Director – Mr. Holubiak, 77, was appointed Executive Vice Chairman effective May 1, 2022, and has been a member of the Board since October 2015. He previously served as President and Chief Executive Officer from March 2016 through April 2022. He was also the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius Pharma, from March 2013 until March 2016.

Jaime Bartushak, Chief Business Officer, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 57, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius Pharma.

Myron Czuczman, Chief Medical Officer and Executive Vice President – Dr. Czuczman, 65, was appointed as Chief Medical Officer and Executive Vice President in July 2020. Dr. Czuczman previously served as Vice President, Global Clinical Research and Development, Therapeutic Head of Lymphoma/CLL at Celgene Corporation.

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

Risks Related to Our Business and our Industry

We require substantial additional funding in the near future to support our operations, complete the commercialization of LYMPHIR, and continue the development of our other product candidates, which capital may not be available on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. We have significantly increased our spending to continue our commercialization efforts for LYMPHIR through Citius Oncology, advance development of LYMPHIR for other indications, and advance development of our other product candidates. Furthermore, following the Merger, Citius Oncology has additional costs associated with operating as a public company and require additional capital to fund our other operating expenses and capital expenditures. As a result, we continue to evaluate strategic alternatives, including but not limited to, partnerships, joint ventures, mergers, acquisitions, licensing or other strategic transactions.

As of September 30, 2024, our cash and cash equivalents were $3,251,880 and we had an accumulated deficit of $201,370,218. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

●	the costs and expenses associated with our ongoing commercialization efforts for LYMPHIR, including the costs of establishing or contracting for sales, marketing, and distribution capabilities for LYMPHIR;

●	the degree of success we experience in commercializing LYMPHIR;

●	the revenue generated by sales of LYMPHIR and other future product candidates that may be approved, if any;

●	the extent to which LYMPHIR or any of our other potential product candidates, if approved for commercialization, is adopted by the physician community;

●	the effect of competing products and product candidates and other market developments;

●	the scope, progress, results and costs of conducting studies and clinical trials for our other future product candidates, if any, resulting from our ongoing research with LYMPHIR for other possible indications;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the costs of manufacturing LYMPHIR and any other potential product candidates we develop;

●	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future license agreements;

●	the number and types of future product candidates we might develop and commercialize;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the costs associated with being a public company;

●	costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

Until we are able to generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we raise additional funds through collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or technologies, or grant licenses on terms that may not be favorable to us. If we are unsuccessful in our efforts to raise additional financing on acceptable terms or execute on other strategic alternatives, we may be required to significantly reduce or cease our operations.

We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We were formed in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development, have not received approval for any of our product candidates, and have not generated any revenues to date. Our subsidiary, Citius Oncology, received approval for LYMPHIR in August 2024 and has not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets, and stockholders’ equity. The process of developing our product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing, and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We expect Citius Oncology to begin generating revenues following the launch of LYMPHIR in the first half of 2025. We incurred net losses of $39,138,839 and $32,542,912 for the years ended September 30, 2024 and 2023, respectively. At September 30, 2024, we had stockholders’ equity of $74,101,830 and an accumulated deficit of $201,370,218. Our net cash used in operating activities was $28,201,375 and $29,060,212 for the years ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we had outstanding liabilities of $33.3 million and outstanding commitments of $21.8 million to third parties for LYMPHIR licensing, supply and other costs, that, if left unpaid, could result in a delay in the commercialization of LYMPHIR, breach of contract, loss of licensing rights or other events that would have a material adverse effect on our business and operations.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

●	Citius Oncology successfully commercializing LYMPHIR;

●	developing and testing product candidates;

●	receiving regulatory approvals for our other product candidates;

●	commercializing our other product candidates that receive regulatory approval;

●	manufacturing commercial quantities of our products and product candidates at acceptable cost levels;

●	obtaining medical insurance coverage for any approved product candidate; and

●	establishing a favorable competitive position for any approved product candidates.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that any of our product candidates will be approved by the FDA or any foreign regulatory body or obtain medical insurance coverage, that we will successfully bring any approved product to market or, if so, that we will ever become profitable.

Our and Citius Oncology’s ongoing explorations of alternative strategic paths may not result in entering into or completing transactions, when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

We and Citius Oncology continue to evaluate strategic paths to provide the resources necessary to commercialize LYMPHIR and maximize stockholder value. Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions, or licensing transactions, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process, and we do not intend to provide updates unless or until the Board of Directors approves a specific action or otherwise determines that disclosure is appropriate or necessary.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any alternative strategic paths that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance stockholder value. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company or Citius Oncology entering into or completing potential transactions within the anticipated timing or at all.

In the event we or Citius Oncology do not successfully complete a strategic transaction, should this be deemed necessary, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify strategic transactions will result in successfully completed transactions when necessary. If additional transactions are not completed that enable us or Citius Oncology to continue the commercialization of LYMPHIR and sustain our business operations, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our Company.

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

At September 30, 2024, we estimated that we have sufficient capital to continue our operations through February 2025. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond February 2025 including its commercialization of LYMPHIR (through Citius Oncology) and its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to successfully launch LYMPHIR and/or obtain regulatory approval to market Mino-Lok and generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on the approval, commercialization, or future sales of LYMPHIR and/or Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

Citius Oncology could be delayed in the launch of LYMPHIR.

While we believe we have sufficient funds on hand to commercially launch LYMPHIR, various factors could increase the cost to launch LYMPHIR, which we expect would require us to obtain additional capital to complete those efforts. Financing might not be available on acceptable terms or at all.

We need to secure additional financing in the future to complete the development of our other current product candidates and support our operations.

We anticipate that we will incur operating losses for the foreseeable future as we continue developing our product candidates which have not received regulatory approval. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

We will need to access the capital markets in the near future for additional capital for research and development and for operations. Traditionally, pharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past several years have severely restricted raising new capital and have affected companies’ abilities to continue to expand or fund existing research and development efforts. If economic conditions continue to be uncertain or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are not successful in securing additional financing, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates.

We are primarily a late-stage development company with an unproven business strategy and may never achieve commercialization of our therapeutic product candidates or profitability.

Citius Pharma has no approved products. Our subsidiary, Citius Oncology, received approval for LYMPHIR in August 2024 and has not generated any revenues to date. All other current product candidates of Citius Pharma are in the pre-clinical or clinical stage. We rely on third parties to conduct the research and development activities for our product candidates and our product commercialization capabilities are unproven. We, through Citius Oncology, are developing our sales and marketing capabilities at this time for LYMPHIR and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts related to LYMPHIR. We have no sales or marketing capabilities with respect to our other product candidates. Our success will depend upon our ability to develop such capabilities on our own or to enter into and maintain collaboration agreements on favorable terms and to select an appropriate commercialization strategy for each product candidate that we choose to pursue and that receives approval, whether on our own or in collaboration. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain, or increase profitability. Our ability to successfully commercialize any of our product candidates will depend, among other things, on our ability to:

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

Citius Oncology has one recently approved but not yet launched product, LYMPHIR, and Citius Pharma has one late-stage stage product candidate, Mino-Lok, while our other product candidates are clinical stage. As a result, our success is dependent upon our ability to obtain regulatory approval for and commercialize our product candidates and we, as a company, have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidates. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date successfully completed only one late-stage clinical trial (much of which had been undertaken by Eisai prior to our in-licensing of the intellectual property of LYMPHIR) and are just beginning to undertake commercialization activities, in each case for LYMPHIR (through Citius Oncology). Despite our progress with LYMPHIR, our operations have been limited primarily to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. These operations provide a limited basis for you to assess our ability to successfully commercialize our product candidates and the advisability of investing in our securities.

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

As an example, on July 1, 2016, we announced that we were discontinuing the development of Suprenza, which was our first commercial product candidate, for strategic reasons and not due to safety or regulatory concerns, in order to focus our management and cash resources on the Phase 3 development of Mino-Lok and the Phase 2b development of Halo-Lido. Further, in December 2023, we terminated development of Mino-Wrap to devote resources to the development of LYMPHIR, The resources expended on Suprenza and Mino-Wrap therefore did not provide us any benefit.

We face significant risks in our product candidate development efforts.

Our business depends on the successful development and commercialization of our product candidates. We are not permitted to market any of our product candidates in the U.S. until we receive approval from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. For example, while LYMPHIR received FDA approval in August 2024, we had incurred significant expenses in its development and planned commercialization; as of September 30, 2024, we had outstanding commitments of approximately $50.6 million to third parties for LYMPHIR licensing, supply and other costs. Product candidates that appear to be promising at some or all stages of development may not receive approval or reach the market for a number of reasons that may not be predictable based on results and data of the clinical program. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

While we anticipate that Citius Oncology will launch LYMPHIR in the first half of 2025, that timeline is subject to change for various reasons. Moreover, we cannot predict whether or when we will obtain regulatory approval to commercialize our other product candidates that are under development, notably Mino-Lok. We cannot, therefore, predict the timing of any future revenues from LYMPHIR or any other product candidate. As an example, in response to the submission of our BLA for LYMPHIR, the FDA issued a complete response letter (“CRL”) on July 28, 2023. The FDA required us to incorporate enhanced product testing and additional controls agreed to with the FDA during the market application review. There were no concerns relating to the safety and efficacy clinical data package submitted with the BLA, or the proposed prescribing information. In September 2023, we announced that the FDA had agreed with our plans to address the requirements outlined in the CRL, which guidance provided us with a path for completing the necessary activities to support the resubmission of the BLA for LYMPHIR and we received approval from the FDA in August 2024.

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

We, through Citius Oncology, may be required to make milestone payments to the licensor and former licensee of the LYMPHIR intellectual property in connection with its development and commercialization of LYMPHIR, which could adversely affect the profitability of LYMPHIR.

Under the terms of the License Agreement with Eisai, Citius Oncology is required to pay Eisai a $5.9 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication, which occurred in August 2024, and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Under the terms of the agreement with Dr. Reddy’s, Citius Oncology is obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. Further, under the agreement with Dr. Reddy’s, Citius Oncology is required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before September 1, 2025, the four-year anniversary of the effective date of the definitive agreement. Additionally, Citius Oncology is required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction. Citius Pharmaceuticals, Inc. (the “Company”) is a guarantor of the obligations of Citius Oncology, Inc. under the Asset Purchase Agreement.

Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of a milestone payment by Citius Oncology, which was triggered upon regulatory approval of LYMPHIR by the FDA and due on September 9, 2024, pursuant to the terms of the Asset Purchase Agreement. These development and milestone obligations impose substantial additional costs on us, and could divert resources from other aspects of the business, and adversely affect the overall profitability of LYMPHIR. We, through Citius Oncology, need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, will be available on favorable terms, or at all.

A material breach or default under any of our license agreements, including failure to make timely payments when due, gives the licensor party to such agreement the right to terminate the license agreement, which termination would materially harm our business.

Our commercial success will depend in part on the maintenance of our current and any future license agreements. Our license agreements impose, and we expect that future license agreements will impose on us, various diligence, milestone payment, royalty and other obligations. For example, under the license agreement and related purchase agreement for the intellectual property for LYMPHIR, we, through our subsidiary Citius Oncology, are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations for various developmental and regulatory milestones. Specifically, upon the approval of LYMPHIR, we, through Citius Oncology, became subject to the payment of an aggregate of $28.4 million under the license agreements covering LYMPHIR. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of a milestone payment by us, which was triggered upon regulatory approval of LYMPHIR by the FDA and due on September 9, 2024, pursuant to the terms of the Asset Purchase Agreement.

If we fail to comply with our obligations under the current license agreements or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Each of our license agreements provides the licensor with a right to terminate the license agreement for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should the licensor under any of the license agreements exercise such a termination right, we would lose our right to the intellectual property under the respective license agreement, which loss would materially harm our business.

We rely exclusively on third parties to formulate and manufacture our product candidates. Our failure to abide by our contractual obligations with these third parties, including timely payment, could result in a delay or the loss of necessary third-party support.

We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our product candidates, which have to be produced by third-party manufacturers. If we fail to raise additional capital, and as a result are unable to abide by our contractual obligations with these third-party manufacturers and suppliers, including making timely payment, the necessary third-party support to commercialize LYMPHIR could be delayed or terminated.

We, through Citius Oncology, have secured supply agreements for LYMPHIR with the two third-party facilities who are in compliance with current good manufacturing practices (“cGMP”) as generally accepted by the FDA. We rely on these third-party contractors for our manufacturing. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMP and applicable non-U.S. regulatory requirements and before any of our collaborators can begin to commercially manufacture our product candidates, each must obtain regulatory approval of the manufacturing facility and process. If, for any reason, we become unable to rely on these sources or any future source or sources to manufacture LYMPHIR or any future product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical, and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we might identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of LYMPHIR, and any future product candidates, and our financial performance might be materially and adversely affected.

Additionally, if any of our collaborators fails to comply with the cGMP requirements, we would be subject to possible regulatory action which could limit the jurisdictions in which we are permitted to sell LYMPHIR, or any future product candidate. As a result, our business, financial condition, and results of operations might be materially harmed.

Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	We might be unable to identify manufacturers for commercial supply on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of LYMPHIR and any product candidate approved by the FDA;

●	Our third-party manufacturers might be unable to formulate and manufacture LYMPHIR and any product candidate in the volume and of the quality required to meet our clinical and commercial needs;

●	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute LYMPHIR, and any future product candidate approved by the FDA, for commercialization;

●	Currently, one of the contract manufacturers for LYMPHIR is foreign (located in Italy), which increases the risk of shipping delays, adds the risk of import restrictions, and adds the risk of political and environmental uncertainties that might affect those countries;

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;

●	If any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors;

●	Operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including a bankruptcy of the manufacturer or supplier or a natural disaster or a pandemic such as COVID-19; and

●	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority.

Each of these risks could delay our clinical trials or the approval, if any, of our product candidates by the FDA or any foreign regulatory agency or the commercialization of LYMPHIR and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

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

We do not own Citius Oncology or NoveCite, Inc. outright and will share any benefits from the commercialization of LYMPHIR and the development of the NoveCite product candidate with the other stockholder.

As of September 30, 2024, we owned approximately 92.3% of the outstanding common stock of Citius Oncology and 75% of the outstanding common stock of NoveCite. As a result, we will only be entitled to a portion of any benefits that flow from the commercialization by Citius Oncology of LYMPHIR and the development by NoveCite of its NoveCite product candidate or any other product candidates that either company might develop. In the event that Citius Oncology or NoveCite were to issue additional equity securities in the future this would likely reduce our percentage ownership, which would further reduce the portion of any benefit that might be derived from that company’s successful development and/or commercialization of its approved drugs and drug candidates, unless we were to increase our investment.

Additionally, as previously announced by the Company, Citius Pharma intends to distribute Citius Oncology shares to its stockholders at a yet-to-be-determined date in the future, following the expiration of the six-month lockup period, in accordance with terms of the amended and restated registration rights agreement entered into in connection with the Merger. Following the distribution of the Citius Oncology shares, Citius Pharmaceuticals will not be entitled to any benefits that flow from the commercialization by Citius Oncology of LYMPHIR or would otherwise be derived from Citius Oncology if it were to remain a majority-owned subsidiary.

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

Even if one of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community. The indication may be limited to a subset of the population or we may implement a distribution system and patient access program that is limited. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for commercial success. While LYMPHIR’s approval was not so restricted, its acceptance in the marketplace as an effective treatment will depend on various factors as discussed herein. We believe that the degree of market acceptance and our ability to generate revenues from any approved product candidate, such as LYMPHIR, or acquired approved product will depend on a number of factors, including:

●	prevalence and severity of any side effects;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	availability of coverage and reimbursement from government and other third-party payers;

●	the willingness of patients to pay out of pocket in the absence of government or third-party coverage;

●	the relative convenience and ease of administration and dosing schedule;

●	strength of sales, marketing and distribution support;

●	price of any future products, if approved, both in absolute terms and relative to alternative treatments;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	the effect of current and future healthcare laws on any approved products;

●	patient access programs that require patients to provide certain information prior to receiving new and refill prescriptions;

●	results of any post-approval studies of the product;

●	product labeling or product insert requirements of the FDA or other regulatory authorities; and

●	requirements for prescribing physicians to complete certain educational programs for prescribing drugs.

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

Our strategy with LYMPHIR (through Citius Oncology) and for our unapproved product candidates is to outsource to third parties all or most aspects of the product development process, as well as much of our marketing, sales, and distribution activities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. Currently, we, through Citius Oncology, are developing our sales, marketing and distribution capabilities for LYMPHIR and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience, to assist in our commercial efforts. We do not have any sales, marketing or distribution capabilities with respect to our other product candidates. The acquisition or development of a sales and distribution infrastructure requires substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies for any product candidates, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing, and distribution channels, or fail to enter into arrangements with third parties or the collaboration is terminated or is otherwise unsuccessful, we will experience delays in product launch and sales and incur increased costs.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted any off-label use of LYMPHIR or for any product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the pharmaceutical industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as LYMPHIR and any product candidates that might be approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If the Company receives marketing approval for its product candidates for its proposed indications, physicians may nevertheless use its product for their patients in a manner that is inconsistent with the approved label, if the physicians believe in their professional medical judgment it could be used in such manner. However, if the Company is found to have promoted its product for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of LYMPHIR or any product candidates that receive approval, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

The markets in which we operate are highly competitive and we might be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly sales and marketing infrastructures, as well as extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies or products for at least some of the same conditions we are targeting. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have no experience as a company, although our executive officers do have pharmaceutical commercialization and launch experience. We, through Citius Oncology, have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts for LYMPHIR. However, our prior experience and our third party arrangements might not translate into the successful development and launch of LYMPHIR or any of our product candidates. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our approved products and our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater as well as access to strategic partners and capital resources.

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

If any of our current product candidates are approved, we expect their sales to generate substantially all of our revenues for the foreseeable future, and as a result, the failure of any of these product candidates to find market acceptance would harm our business and would require us to seek additional financing. Prior to the planned distribution of our Citius Oncology shares to our stockholders, we anticipate LYMPHIR will be our only revenue-generating product for the foreseeable future, unless and until we are able to gain approval for another product candidate, namely Mino-Lok.

Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our approved product candidates, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

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

Our performance is substantially dependent on the continued services and on the performance of our executive management and other key personnel, who have extensive experience and specialized expertise in our business. Our Chief Executive Officer, Leonard Mazur, our Vice Chairman, Myron Holubiak, our Chief Financial Officer and Chief Business Officer, Jaime Bartushak, and our Chief Medical Officer and Executive Vice President, Myron Czuczman, in particular have significant experience in the running of pharmaceutical companies and/or drug development itself. This depth of experience is of significant benefit to us, especially given the small size of our management team and our company, including our subsidiaries. The loss of the services of any of Mr. Mazur, Mr. Holubiak and Dr. Czuczman as well as any other member of our executive management or any key employees, including those at NoveCite or Citius Oncology, could harm our ability to attract capital and develop and commercialize our product candidates. Neither we nor NoveCite nor Citius Oncology has key man life insurance policies.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

We utilize the services of a clinical management team on a part-time basis to assist us in managing our ongoing Phase 2 and Phase 3 trials and intend to do so for future preclinical and clinical trials. Pursuant to the shared services agreement with Citius Pharma, Citius Oncology utilizes the services of Citius Pharma’s management team to assist it in managing the clinical and pre-clinical trials. Pursuant to the amended and restated shared services agreement, Citius Oncology will continue to utilize the services of Citius Pharma employees with expertise in product manufacturing and commercialization for the planned launch of LYMPHIR. While we believe this will provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities, and other research institutions.

All but one of Citius Oncology’s board members are also directors of Citius Pharma, and the executive officers of Citius Oncology are also employees of Citius Pharma pursuant to the shared services agreement. Citius Oncology expects to rely on these individuals and the other expertise and personnel made available under the shared services agreement for the foreseeable future.

Competition for qualified directors, officers and employees is intense, and we cannot be certain that our retention of these individuals or any search for additional such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. As a small company with no marketed product and with limited resources, we might not be able to compete with more established entities for the attraction and retention of qualified directors, officers and employees. In addition, we may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management. If we are unable to attract and retain qualified employees, officers and directors, the management and operation of our business could be adversely affected.

We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.

We will need to manage our anticipated growth and increased operational activity, including as a result of the planned launch by Citius Oncology of LYMPHIR and our other product candidates. Our personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

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

We are subject to information technology and cyber-security threats which could have an adverse effect on our business and results of operations.

Our business is increasingly dependent on information technology systems, including Internet-based systems, to support our business processes and internal and external communications. We have outsourced significant elements of these systems and our information technology infrastructure and operations to third-party service providers who provide and maintain these systems, maintain proprietary and sensitive information on our behalf, and provide related information technology services that are important to our operations. We and these service providers have taken measures that are designed to ensure the secure and uninterrupted operation of our information technology systems and to protect those systems against cybersecurity threats. For more information on how we manage cybersecurity risk, see Item 1C -- Cybersecurity in this Report.

Despite our and our service providers’ efforts to protect our information technology systems against cybersecurity threats and other disruptions, we are vulnerable to damage to and disruption of those systems from computer viruses and other malware, natural disasters, terrorism, war, telecommunication and electrical failures, and cyberattacks or cyber intrusions. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions by computer hackers, foreign governments, and cyber-terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. A security breach or other damage to or disruption of our information technology systems could cause interruptions to our operations, including material disruptions of our product development programs. For example, the loss of data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and cause us to incur significant costs to recover or reproduce the data, resulting in lost revenues and delays in further development of our product candidates.

A security breach or other damage to or disruption of our information technology systems could also lead to the loss of trade secrets or other intellectual property, result in the theft of funds or demands for ransom, and lead to the unauthorized exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. We could be required to spend significant financial and other resources to respond to and remedy the damage caused by such an incident, including the costs to recover data or to repair or replace networks and information technology systems, increased cybersecurity protection costs, and increased insurance premiums. If we or our suppliers and/or service providers fail to maintain or protect our information technology systems effectively and in compliance with U.S. and foreign laws, or otherwise to prevent, detect, or control security breaches or other system disruptions, we could also be exposed to government investigations, become subject to lawsuits or other legal proceedings, and experience damage to our reputation, which could have a material adverse effect on our business, prospects, operating results, and financial condition.

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

Our ability to successfully develop our business through acquisitions will depend on our ability to identify, negotiate, complete, and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to efficiently integrate any acquired business, technology or product into our business operations, our business and financial condition might be adversely affected.

Conflicts of interest may arise from our relationship with Citius Oncology and NoveCite.

As of September 30, 2024, we beneficially owned approximately 92.3% of the voting power of Citius Oncology (Nasdaq: CTOR) and 75% of the voting power of NoveCite’s outstanding common stock and Novellus owns the other 25% of NoveCite. As a result of our partial ownership, our relationship with each of Citius Oncology and NoveCite could give rise to certain conflicts of interest that could have an impact on our, Citius Oncology’s and NoveCite’s respective research and development programs, business opportunities, and operations generally.

●	Even though we utilize different technologies than Citius Oncology and NoveCite, we could find ourselves in competition with it for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements.

●	Citius Oncology and NoveCite will engage for its own business in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures other than to the extent as a stockholder in the subsidiary. Citius Oncology and NoveCite will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by Citius Oncology or NoveCite.

●	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time.

●	There is overlap among our board of directors, senior management and research staffs and that of Citius Oncology and NoveCite. All of our directors also serve as directors of Citius Oncology. Two of our directors, Leonard Mazur and Myron Holubiak, also serve as directors of NoveCite. In addition, Myron Holubiak serves as Chief Executive Officer and Jaime Bartushak serves as Chief Financial Officer of each of Citius Pharma, Citius Oncology and NoveCite. These overlapping positions could interfere with the duties owed by such individuals to Citius Pharma.

Risks Related to Our Regulatory and Legal Environment

We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any current product candidates.

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

When a product candidates is approved by the FDA or by a foreign regulatory authority, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the products or to whom and how we may distribute an approved product. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for any of our product candidates, if any, may include restrictions on use. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize that product candidate. The FDA could also require a registry to track the patients utilizing the product or implement a Risk Evaluation and Mitigation Strategy (“REMS”) that could restrict access to the product, which would reduce our revenues and/or increase our costs. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Similar risks apply in foreign jurisdictions.

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

Because the time period from filing a patent application to the issuance, if ever, of the patent is often more than three years and because any regulatory approval and marketing for a pharmaceutical product often occurs several years after the related patent application is filed, the resulting market exclusivity afforded by any patent on our drug candidates and technologies will likely be substantially less than 20 years. For example, the U.S. patent on the original Mino-Lok composition expired in June 2024, and the U.S. patent on the stabilized Mino-Lok composition expires in November 2036. Since we anticipate significant additional time before FDA approval could be obtained, the maximum market exclusivity afforded by the statutory term of the currently issued patents would be less than 16 years. In the U.S., the European Union and some other jurisdictions, patent term extensions are available for certain delays in either patent office proceedings or marketing and regulatory approval processes. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be granted extensions even if we encounter significant delays in patent office proceedings or marketing and regulatory approval.

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

If at any time federal monies are used in support of the research and development activities at MDACC that resulted or in the future result in certain of our issued pending U.S. patent applications, the federal government retains what are referred to as “march-in rights” to patents that are granted on these applications. Our license agreement for Mino-Lok provides that in the event of such governmental funding, our rights are subject to the government’s prior rights, if any. In addition, the license agreement provides that we will comply with the requirements of any agreement between MDACC and the governmental funding entity. If applicable, this could require us to grant the U.S. government either a nonexclusive, partially exclusive, or exclusive license to the patented invention in any field of use, upon terms that are reasonable for a particular situation. Circumstances that could trigger march-in rights generally would be set out in the agreement between MDACC and the funding governmental entity and could include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. A funding governmental entity could elect to exercise these march-in rights on their own initiative or at the request of a third party; however, the exercise of such march-in rights has been historically rare when the patent holder (or its licensee) is practicing the patent invention although there can be no assurance that such rights would not be exercised. This same risk would apply to any other license into which we enter if the licensor receives government funding for the product candidate that is the subject of the license.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition and our business, financial condition and results of operations may be adversely affected.

We have registered a trademark with the USPTO for the marks “LYMPHIR” and “Mino-Lok”. These and any other trademarks or trade names we may obtain may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. The Company may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. At times, competitors or other third parties may adopt similar trade names or trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. The Company’s efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

Risks Related to the Recently Completed Merger of Citius Oncology

We may be unable to achieve some or all of the benefits that we expect to achieve from the Merger.

The Company believes that separating LYMPHIR into a standalone entity will create two focused standalone public companies that are better positioned to pursue their strategic priorities, invest in growth opportunities, and attract new investors. The Company also believes that the Merger will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that Citius Oncology will have as a standalone publicly traded company. However, by separating from Citius Pharma, Citius Oncology might be more susceptible to market fluctuations and we may be unable to achieve some or all of the benefits that we expect Citius Oncology to achieve as an independent company in the time we expect, if at all. Further, if the Merger’s benefits do not meet the expectations of financial analysts, or due to the other factors discussed in this “Risk Factors” section and elsewhere in this report, the market price of both Citius Pharma common stock and Citius Oncology common stock might decline or increase in volatility.

Additionally, as previously announced by the Company, Citius Pharma intends to distribute Citius Oncology shares to its stockholders at a yet-to-be-determined date in the future, following the expiration of the six-month lockup period, in accordance with terms of the amended and restated registration rights agreement entered into in connection with the Merger. Following the distribution of the Citius Oncology shares, Citius Pharmaceuticals will not be entitled to any benefits that flow from the commercialization by Citius Oncology of LYMPHIR or would otherwise be derived from Citius Oncology if it were to remain a majority-owned subsidiary.

A planned distribution by Citius Pharma to its stockholders of shares of Citius Oncology could result in significant tax liability to Citius Pharma and our stockholders.

A planned distribution of Citius Oncology shares to our stockholders would not qualify for non-recognition of gain and loss, and therefore, our stockholders could be subject to tax. Each U.S. holder who received Citius Oncology stock in a distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of Citius Oncology common stock received, which would generally result in (i) a taxable dividend to the stockholder to the extent that stockholder’s pro rata share of Citius Pharma’s current or accumulated earnings and profits; (ii) a reduction in the stockholder’s basis (but not below zero) in Citius Pharma’s common stock to the extent the amount received exceeds the stockholder’s shares of Citius Pharma’s earnings and profits; and (iii) a taxable gain from the exchange of Citius Pharma’s stock to the extent the amount received exceeds the sum of the stockholder’s share of Citius Pharma’s earnings and profits and the stockholder’s basis in its Citius Pharma stock.

Citius Pharma will also recognize a taxable gain in an amount up to the fair market value of any distributed Citius Oncology stock in excess of the taxable basis in such distributed shares.

Risks Related to Our Securities

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Citius Pharma common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements.

On September 12, 2023, Citius Pharma received a notification letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days (“the Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until March 11, 2024, to regain compliance with the Bid Price Rule. On March 12, 2024, the Company received formal notice that Nasdaq granted the Company’s request for an extension through September 9, 2024 to evidence compliance with the Bid Price Rule.

As the Company did not regain compliance with the Bid Price Rule by September 9, 2024, the Company received a delisting determination letter on September 10, 2024. Accordingly, the Company timely requested a hearing before a Nasdaq Hearing Panel (“Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension period not to exceed 180 days from the date of the delisting determination letter.

On November 6, 2024, the Company received notification that the Panel, which determined that the Company must be in compliance with the Bid Price Rule by December 3, 2024.

On December 18, 2024, the Company received notification from Nasdaq that it had regained compliance with the Bid Price Rule.

While Citius Pharma intends to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be successful or, if successful, continue to meet all applicable Nasdaq Capital Market requirements in the future.

If Citius Pharma’s common stock were to be removed from listing with Nasdaq, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

If Citius Pharma’s common stock is delisted and there is no longer an active trading market for our shares, it may, among other things:

●	cause stockholders difficulty in selling Citius Pharma’s shares without depressing the market price for the shares or selling the shares at all;

●	substantially impair the ability to raise additional funds;

●	result in a loss of institutional investor interest and fewer financing opportunities; and/or

●	result in potential breaches of representations or covenants of agreements pursuant to which Citius Pharma made representations or covenants relating to compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of management’s time and attention and could have a material adverse effect on the financial condition, business and results of operations.

A delisting would also reduce the value of Citius Pharma’s equity compensation plans, which could negatively impact the ability to retain employees.

The market price of the Company’s common stock is highly volatile, and you may lose some or all of your investment.

The market price of the Company’s common stock has fluctuated significantly due to a number of factors, some of which are beyond our control, including those factors discussed in this “Risk Factors and Risk Factor Summary” section and many others, such as:

●	the Company’s cash resources available to continue commercialization and development of LYMPHIR;

●	the Company’s ability to meet its contractual obligations;

●	the ability of the Company to regain and maintain compliance with the Nasdaq continued listing requirements, including by implementing a reverse stock split;

●	Company’s ability to commercialize its product candidates, if approved and Citius Oncology’s ability to commercialize LYMPHIR;

●	the level of success and the cost of Company’s marketing efforts for its product candidates, if approved;

●	unanticipated serious safety concerns related to the use of its product candidates;

●	announcements regarding results of any pre-clinical or clinical trials relating to Company’s product candidates;

●	adverse regulatory decisions;

●	changes in laws or regulations applicable to any product candidates, including but not limited to clinical trial requirements for approvals;

●	the Company’s dependence on third parties;

●	future issuances of debt or equity securities;

●	actual or anticipated fluctuations in the Company’s financial condition and operating results, including fluctuations in our quarterly and annual results;

●	the Company’s inability to establish additional partnerships, the termination of license agreements by our existing partners or announcements by our partners regarding therapeutic candidates generated using our platform;

●	the introduction of new technologies or enhancements to existing technology by the Company or others in the industry;

●	the recruitment or departures of key scientific or management personnel;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the Company or our competitors;

●	the Company’s failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about the Company or our industry, or antibody discovery in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	announcements or actions taken by Citius Oncology as a majority-owned subsidiary of the Company;

●	the planned distribution of shares common stock of Citius Oncology by Citius Pharma;

●	sales of shares of common stock by Citius Pharma;

●	trading volume of the Company’s Common Stock;

●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and Company’s ability to obtain and maintain patent protection of its product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;

●	significant lawsuits, including patent or stockholder litigation;

●	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;

●	general economic, industry and market conditions other events or factors, many of which are beyond the Company’s control; and

●	changes in accounting standards, policies, guidelines, interpretations or principles.

In addition, in the past, stockholders have initiated Company action lawsuits against biotechnology and biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause the Company to incur substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

For the foreseeable future until LYMPHIR generates revenue, if at all, we will need to raise capital to finance our operations, including possible acquisitions or strategic transactions. To do so we might be required to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 16,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2024, after considering the impact of the subsequent 1-for-25 reverse stock split, there were 7,247,243 shares of common stock outstanding, 2,945,337 shares underlying warrants with a weighted average exercise price of $31.685 per share and 656,084 shares underlying options with a weighted average exercise price of $36.41 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock or publicly traded warrants.

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

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends on its capital in the foreseeable future. The payment of dividends on the capital stock will depend on the respective earnings, financial condition and other business and economic factors affecting them at such time as the board of directors may consider relevant. In addition, the ability to pay dividends may be limited by covenants in any future outstanding indebtedness that either entity may incur. Since we do not intend to pay dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of the Company’s common stock. There is no guarantee that the Company’s common stock will appreciate or even maintain the price at which its stockholders have purchased it.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established processes to assess, identify, and manage risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes, which is overseen by our Board of Directors through our Audit Committee, along with our executive management.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery, business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for unauthorized access to our information technology systems and identify potential security threats through various automated detection solutions. To protect the security of our information infrastructure and protect our systems and information from unauthorized access, we draw on the knowledge and insights of an external information technology consultant who acts as our primary IT administrator and employ an array of third-party tools and technologies.

As of the date of this Annual Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For more information on our cybersecurity related risks, see “Risk Factors - Risks Related to Our Business and Our Industry” included elsewhere in this Annual Report on Form 10-K.

Governance

The Board of Directors is responsible for overseeing our enterprise risk management program. The Audit Committee of the Board of Directors has been designated by the Board to oversee cybersecurity risks and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee receives updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer.

The Chief Financial Officer oversees the operation of our cybersecurity program and has 10 years of executive experience overseeing risk management and internal controls. The Chief Financial Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the Chief Financial Officer’s oversight of the Company’s information technology function and supervision of the Company’s IT administrator.

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

Holders of Common Stock

Based upon information furnished by our transfer agent, as of December 18, 2024, we had approximately 91 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended September 30, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2024, which is the fourth quarter of our fiscal year.

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

Historical Background

We are a biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary.

On March 30, 2016, we acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. by issuing shares of our common stock. We acquired identifiable intangible assets of $19,400,000 related to in-process research and development and recorded goodwill of $9,346,796 for the excess of the purchase consideration over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc., a Delaware corporation, of which we own 75% of the issued and outstanding capital stock.

On August 23, 2021, we formed Citius Acquisition Corp., or SpinCo, as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, but Citius Acquisition did not begin operations until April 2022, when Citius Pharma transferred to it the assets related to LYMPHIR, including the related license agreement with Eisai and the related asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s. At this time, Citius Acquisition changed its name to Citius Oncology, Inc. In August 2024, as part of the Merger, the new publicly-traded company and majority-owned subsidiary of Citius Pharma was named Citius Oncology, Inc.

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $73,400,000 represents the value of our exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation within the first half of 2025.

Through September 30, 2024, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

Recent Developments

As previously disclosed, on October 23, 2023, Citius Pharma and SpinCo entered into the Merger Agreement with TenX and Merger Sub, a wholly owned subsidiary of TenX. On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX. Prior to Closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92.3% of the outstanding shares of common stock of Citius Oncology, Inc.

Reverse Stock Split

Effective November 25, 2024, the Company executed a reverse stock split of its common stock, par value $0.001 per share, at a ratio of 1-for-25 (“Reverse Stock Split”). All share amounts have been retroactively adjusted to reflect the split.

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited, whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on Novellus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, NoveCite paid an upfront payment of $5,000,000 to Novellus and issued to Novellus shares of Novecite’s common stock representing 25% of NoveCite’s currently outstanding equity. We own the other 75% of NoveCite’s currently outstanding equity.

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics. Pursuant to this transaction, the NoveCite license was assumed by Brooklyn with all original terms and conditions. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc.

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

LYMPHIR - In September 2021, the Company entered into an asset purchase agreement with Dr. Reddy’s and a license agreement with Eisai to acquire an exclusive license of E7777 (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. We have obtained the trade name of LYMPHIR for E7777. Citius Pharma assigned these agreements to SpinCo effective April 1, 2022.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we, through our subsidiary, retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan and Asia. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales. The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of September 30, 2024. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai is to receive a $5.9 million milestone payment, upon FDA approval which is included in license payable at September 30, 2024, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. The Company was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. The Company will be responsible for development costs associated with potential additional indications.

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

Results of Operations for Year Ended September 30, 2024 compared to Year Ended September 30, 2023

	Year Ended September 30, 2024	Year Ended September 30, 2023
Revenues	$-	$-

Operating expenses:
Research and development	11,906,601	14,819,729
General and administrative	18,249,402	15,295,584
Stock-based compensation – general and administrative	11,839,678	6,616,705
Total operating expenses	41,995,681	36,732,018

Operating loss	(41,995,681)	(36,732,018)
Interest income, net	758,000	1,179,417
Gain on sale of New Jersey net operating losses	2.387,842	3,585,689
Loss before income taxes	(38,849,839)	(31,966,912)
Income tax expense	576,000	576,000
Net loss	$(39,425,839)	$(32,542,912)

Revenues

We did not generate any revenues for the years ended September 30, 2024 and 2023.

Research and Development Expenses

For the year ended September 30, 2024, research and development expenses were $11,906,601 as compared to $14,819,729 for the year ended September 30, 2023, a decrease of $2,913,128.

Research and development costs for Mino-Lok® increased by $446,207 to $4,662,968 for the year ended September 30, 2024 as compared to $4,216,761 for the year ended September 30, 2023, driven primarily by shutdown costs associated with the end of the Phase 3 trial for Mino-Lok.

Research and development costs for our Halo-Lido product candidate decreased by $3,538,640 to $507,774 for the year ended September 30, 2024 as compared to $4,046,414 for the year ended September 30, 2023 due to completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA at an end of Phase 2 meeting to discuss next steps in the clinical development program.

During the year ended September 30, 2024, research and development costs for our proposed novel cellular therapy for acute respiratory distress syndrome (ARDS) were $19,120 as compared to $199,172 for the year ended September 30, 2023. The decrease of $180,607 was primarily related to lower manufacturing costs in the year ended September 30, 2023.

During the year ended September 30, 2024, research and development expenses for our LYMPHIR product candidate were $5,118,977 as compared to $6,081,385 during the year ended September 30, 2023. The decrease of $962,408 was primarily due to development activities completed for the resubmission of the BLA of LYMPHIR in January 2024 which were associated with CRL remediation.

We expect that research and development expenses will continue to decrease in fiscal 2025 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the year ended September 30, 2024, general and administrative expenses were $18,249,402 as compared to $15,295,584 for the year ended September 30, 2023, an increase of $2,953,818. The primary reason for the increase was costs associated with pre-launch and market research activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the year ended September 30, 2024, stock-based compensation expense was $11,839,678 as compared to $6,616,705 for the year ended September 30, 2023. Stock-based compensation expense includes options granted to directors, employees, and consultants. The primary reason for the $5,222,973 increase in stock-based compensation expenses is associated with the Citius Oncology stock plan. Stock based compensation expense under the Citius Oncology stock plan was $7,498,817 during the year ended September 30, 2024, vs $1,965,500 for the year ended September 30. 2023 as the plan was initiated in July 2023. For the years ended September 30, 2024 and 2023, stock-based compensation expense also includes $47,547 and $130,382, respectively, for the NoveCite stock option plan. In fiscal year 2023, we granted options to our new employees and additional options to other employees, our directors, and consultants.

Other Income

During the year ended September 30, 2024, the Company earned $758,000 of net interest income compared to $1,179,417 of interest income during the year ended September 30, 2023. The decrease of $421,417 was due to lower average cash balances over the course of 2024 vs. 2023.

Other income for the year ended September 30, 2024 also includes the $2,387,842 gain recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $576,000 in each of the years ended September 30, 2024 and 2023 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the year ended September 30, 2024, we incurred a net loss of $39,425,839 compared to a net loss of $32,542,912 for the year ended September 30, 2023. The $6,882,927 increase in the net loss was primarily due to the decrease in other income of $1,619,264 and an increase in our operating expenses of $5,263,663. Operating expense increased due to increases in stock-based compensation and general and administrative expenses, which were offset by decreased research and development expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred net losses of $39,425,839 and $32,542,912 for the years ended September 30, 2024 and 2023, respectively. At September 30, 2024, Citius Pharma had an accumulated deficit of $201,370,218. Citius Pharma’s net cash used in operations during the years ended September 30, 2024 and 2023 was $28,201,375 and $29,060,212, respectively.

The Company had working capital of approximately $(21,600,000) at September 30, 2024. At September 30, 2024, Citius Pharma had cash and cash equivalents of $3,251,880 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the year ended September 30, 2024, the Company received net proceeds of $13,803,684 from the issuance of equity. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

We expect that we will have sufficient funds to continue our operations through February 2025.

Financing Activities

In the quarter ended December 31, 2023, the Company was selected to participate in New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program and received $2,387,842 million in non-dilutive capital through the New Jersey Economic Development Authority in March 2024.

On April 30, 2024, the Company closed a registered direct offering of 857,143 common shares and warrants to purchase up to 857,143 common shares, at a purchase price of $17.50 per share and accompanying warrant for gross proceeds of $15,000,002. The warrants have an exercise price of $18.75 per share, are exercisable six months from the date of issuance, and expire on October 30, 2029. The estimated fair value of the warrants issued to the investors was approximately $11,206,000.

Based on our cash and cash equivalents at September 30, 2024, we expect that we will have sufficient funds to continue our operations through February 2025. We expect to raise additional capital in the future to support our operations beyond February 2025. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

In-process Research and Development

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2024.

The Company capitalizes intangible assets purchased from others for use in research and development activities as In Process Research & Development (IPR&D) when the assets acquired have an alternative future use, the Company anticipates future economic benefit from that use and the assets acquired are not dependent on future development. Milestone payments upon regulatory approval that meet the same criteria are capitalized when the payments are considered recoverable based on expected future cash flows. Amortization of IPR&D over the exclusive regulatory period of the acquired asset commences upon revenue generation.

In-process research and development includes $19,400,000 representing the value of LMB’s drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to treat catheter-related bloodstream infections, and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. In-process research and development also includes $73,400,000 representing the value of Citius Oncology’s exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation. Citius Oncology’s In-process research and development consists of $40,000,000 paid to Dr. Reddy’s from the asset purchase agreement and approval milestone fees of $27,500,000 to Dr. Reddy’s and $5,900,000 to Eisai.

Incremental costs incurred on IPR&D after the acquisition date are expensed as incurred, unless there is an alternative future use.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2024.

Goodwill

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

The Company performed a qualitative assessment for its 2024 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2024.

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

See the financial statements included in this report beginning on page F-1.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2024, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2024.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under SEC rules, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as a “non-accelerated filer”.

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

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2024 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	18,484	$173.25	—
2018 Omnibus Stock Incentive Plan	67,200	27.20	—
2020 Omnibus Stock Incentive Plan	66,000	27.83	—
2021 Omnibus Stock Incentive Plan	330,000	41.67	—
2023 Omnibus Stock Incentive Plan	174,400	18.75	303,000
Total	656,084	$36.41	303,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition, and TenX Merger Sub Inc.	8-K	10/24/2023	2.1
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.5	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
3.6	Certificate of Change filed with the Secretary of State of Nevada on November 22, 2024.	8-K	11/26/2024	3.1
4.1	Form of Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.1
4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.3	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.3
4.4	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.5	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.6	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.7	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.8	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.9	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.10	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.11	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.12	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.13	Form of Investor Warrant issued January 27, 2021.	8-K	1/27/2021	4.1
4.14	Form of Placement Agent Warrant issued January 27, 2021.	8-K	1/27/2021	4.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.15	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.16	Form of Investor Warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.17	Form of Placement Agent Warrant issued February 19, 2021	8-K	2/19/2021	4.2
4.18	Form of Warrant issued May 8, 2023.	8-K	5/8/2023	4.1
4.19	Form of Placement Agent Warrant issued May 8, 2023.	8-K	5/8/2023	4.2
4.20	Form of Investor Warrant issued April 30, 2024.	8-K	4/30/2024	4.1
4.21	Form of Investor Warrant issued November 18, 2024.	8-K	11/18/2024	4.1
4.22	Description of Common Stock.				X
10.1*	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2*	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3*	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed April 12, 2022, effective May 1, 2022.	10-Q	5/12/2022	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5*	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.6*	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.7*	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.8	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.9+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.10	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.11+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	5/12/2023	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.12	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.13*	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.14*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.15	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.16	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.17	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.18*	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.19+	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.	10-K	12/16/2020	10.24
10.20	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.21	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.22*	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.23*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-K	12/15/2021	10.29
10.24+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	10-K	12/15/2021	10.30
10.25+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.31
10.26+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.32
10.27+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.33
10.28	Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan.	Schedule 14A	12/22/2022	Annex A
10.29	Form of Securities Purchase Agreement, dated May 3, 2023, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/8/2023	10.1
10.30+	Sponsor Support Agreement, dated as of October 23, 2023, by and among 10XYZ Holdings LP, TenX Keane Acquisition, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	10/24/2023	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.31+	Form of Amended and Restated Registration Rights Agreement.	8-K	10/24/2023	10.2
10.32+	Form of Amended and Restated Shared Services Agreement.	8-K	10/24/2023	10.3
10.33+	Form of Securities Purchase Agreement, dated as of April 25, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	4/30/2024	10.1
10.34+	Amended and Restated Shared Services Agreement, dated, August, 12, 2024, between Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	8/16/2024	10.1
10.35+	Amended and Restated Registration Rights Agreement, dated as of August 12, 2024, by and between Citius Oncology, Inc. and the signatories thereto.	8-K	8/16/2024	10.2
10.36+	Side Letter Agreement, dated August 12, 2024, by and by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	8/16/2024	10.3
10.37+	Promissory note, dated August 16, 2024, issued to Citius Pharmaceuticals, Inc. by Citius Oncology, Inc.	8-K	8/16/2024	10.4
10.38	Form of Securities Purchase Agreement, dated as of November 15, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	11/18/2024	10.1
19.1	Insider Trading Policy.	--	--	--	X
21	Subsidiaries.	10-K	12/29/2023	21
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. Citius Pharma agrees to furnish supplementally an unredacted copy such exhibit, including any omitted exhibits and schedules, to the SEC upon its request.

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 27, 2024	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Chief Executive Officer and Director	December 27, 2024
Leonard Mazur	(Principal Executive Officer)

/s/ Myron Holubiak	Executive Vice Chairman and Director	December 27, 2024
Myron Holubiak

/s/ Jaimie Bartushak	Chief Financial Officer	December 27, 2024
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 27, 2024
Suren Dutia

/s/ Carol Webb	Director	December 27, 2024
Carol Webb

/s/ Eugene Holuka	Director	December 27, 2024
Eugene Holuka

/s/ Dennis McGrath	Director	December 27, 2024
Dennis McGrath

/s/ Robert J. Smith	Director	December 27, 2024
Robert J. Smith

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the Company) as of September 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a working capital deficit as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

December 27, 2024

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND 2023

	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,251,880	$26,480,928
Inventory	8,268,766	—
Prepaid expenses	2,700,000	7,889,506
Total Current Assets	14,220,646	34,370,434

Property and equipment, net	—	1,432

Operating lease right-of-use asset, net	246,247	454,426

Other Assets:
Deposits	38,062	38,062
In-process research and development	92,800,000	59,400,000
Goodwill	9,346,796	9,346,796
Total Other Assets	102,184,858	68,784,858

Total Assets	$116,651,751	$103,611,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,927,211	$2,927,334
License payable	28,400,000	—
Accrued expenses	17,027	476,300
Accrued compensation	2,229,018	2,156,983
Operating lease liability	241,547	218,380
Total Current Liabilities	35,814,803	5,778,997

Deferred tax liability	6,713,800	6,137,800
Operating lease liability – non current	21,318	262,865
Total Liabilities	42,549,921	12,179,662

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 16,000,000 shares authorized; 7,247,243 and 6,354,371 shares issued and outstanding at September 30, 2024 and 2023, respectively	7,247	6,354
Additional paid-in capital	271,440,421	253,056,133
Accumulated deficit	(201,370,218)	(162,231,379)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	70,077,450	90,831,108
Non-controlling interest	4,024,380	600,380
Total Equity	74,101,830	91,431,488

Total Liabilities and Equity	$116,651,751	$103,611,150

See accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
Revenues	$—	$—

Operating Expenses:
Research and development	11,906,601	14,819,729
General and administrative	18,249,402	15,295,584
Stock-based compensation – general and administrative	11,839,678	6,616,705
Total Operating Expenses	41,995,681	36,732,018

Operating Loss	(41,995,681)	(36,732,018)

Other Income:
Interest income, net	758,000	1,179,417
Gain on sale of New Jersey net operating losses	2,387,842	3,585,689
Total Other Income Net	3,145,842	4,765,106

Loss before Income Taxes	(38,849,839)	(31,966,912)
Income tax expense	576,000	576,000

Net Loss	(39,425,839)	(32,542,912)
Net loss attributable to non-controlling interest	287,000	-
Deemed dividend on warrant extension	(1,047,312)	(1,151,208)

Net Loss Applicable to Common Stockholders	$(40,186,151)	(33,694,120)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(5.97)	(5.57)

Weighted Average Common Shares Outstanding
Basic and diluted	6,726,999	6,051,789

See accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2022	$—	5,848,504	$5,848	$232,508,484	$(129,688,467)	$102,825,865	$600,380	$103,426,245
Issuance of common stock for services	—	4,000	4	101,996	—	102,000	—	102,000
Issuance of common stock upon exercise of stock options	—	1,867	2	31,265	—	31,267	—	31,267
Issuance of common stock in registered direct offering, net of costs of $1,201,818	—	500,000	500	13,797,683	—	13,798,183	—	13,798,183
Stock-based compensation expense	—	—	—	6,616,705	—	6,616,705	—	6,616,705
Net loss	—	—	—	—	(32,542,912)	(32,542,912)	—	(32,542,912)
Balance, September 30, 2023	—	6,354,371	6,354	253,056,133	(162,231,379)	90,831,108	600,380	91,431,488
Issuance of common stock for services	—	15,479	15	284,161	—	284,176	—	284,176
Issuance of common stock upon exercise of stock options	—	2,082	2	(2)	—	—	—	—
Issuance of common stock offerings, net of costs	—	875,311	876	13,802,808	—	13,803,684	—	13,803,684
Stock-based compensation expense	—	—	—	11,839,678	—	11,839,678	—	11,839,678
Merger, net of transaction costs of $2,358,780	—	—	—	(3,831,357)	—	(3,831,357)	—	(3,831,357)
Minority interest from Merger	—	—	—	(3,711,000)	—	(3,711,000)	3,711,000	—
Net loss	—	—	—	—	(39,425,839)	(39,425,839)	—	(39,425,839)
Net loss attributable to noncontrolling interest	—	—	—	—	287,000	287,000	(287,000)	—
Balance, September 30, 2024	—	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830

See accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(39,425,839)	$(32,542,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,839,678	6,616,705
Issuance of common stock for services	284,176	102,000
Amortization of operating lease right-of-use asset	208,179	191,648
Depreciation	1,432	2,668
Deferred income tax expense	576,000	576,000
Changes in operating assets and liabilities:
Inventory	(2,133,871)	-
Prepaid expenses	(945,389)	(5,036,926)
Accounts payable	1,999,877	1,761,956
Accrued expenses	(459,273)	(929,094)
Accrued compensation	72,035	394,732
Operating lease liability	(218,380)	(196,989)
Net Cash Used In Operating Activities	(28,201,375)	(29,060,212)
Cash Flows From Investing Activities:
License payment	(5,000,000)	-
Net Cash Used In Investing Activities	(5,000,000)	-

Cash Flows From Financing Activities:
Proceeds from common stock option exercises	-	31,267
Merger, net	(3,831,357)
Net proceeds from registered direct offerings	13,803,684	13,798,183
Net Cash Provided By Financing Activities	9,972,327	13,829,450

Net Change in Cash and Cash Equivalents	(23,229,048)	(15,230,762)
Cash and Cash Equivalents – Beginning of Year	26,480,928	41,711,690
Cash and Cash Equivalents – End of Year	$3,251,880	$26,480,928

Supplemental Disclosures of Cash Flow Information and Non-cash Activities:

IPR&D Milestones included in License Payable	$28,400,000	$-
Prepaid Manufacturing transferred to Inventory	$6,134,895	$-

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

On August 23, 2021, we formed Citius Oncology, Inc. (formerly named Citius Acquisition Corp.) (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On August 12, 2024, Citius Pharma and Citius Oncology entered into a merger agreement with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc (“Merger Sub”), whereby Merger Sub merged with and into Citius Oncology. After the merger and recapitalization (the “Merger”), the newly combined publicly traded company is owned 92.3% by Citius Pharma, and is named Citius Oncology, Inc. (see Note 9).

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

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiaries, Citius Pharmaceuticals, LLC and LMB and its majority-owned subsidiaries NoveCite and Citius Oncology. NoveCite, was inactive until October 2020. On August 12, 2024, Citius Oncology, previously a wholly-owned subsidiary, became a 92.3% majority-owned subsidiary.

The operations of NoveCite and Citius Oncology are included in the consolidated results. The portion of equity that is not attributable to the Company, is presented as a non-controlling interest within stockholder’s equity. Unless excluded by shareholder agreements, the portion of net loss attributable to non-controlling interests is included in the statement of operations.

All significant inter-company balances and transactions have been eliminated in consolidation.

All share amounts and per share data reflect a 1-for-25 reverse stock split which went effective on November 25, 2024, subsequent to year-end which is more fully descripted in Note 13.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $28,201,375 and $29,060,212, for the years ended September 30, 2024 and 2023, respectively. The Company had a negative working capital of approximately $21.6 million at September 30, 2024. The Company estimates that its available cash resources will be sufficient to fund its operations through February 2025 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond February 2025, including its development plans for Mino-Lok, Mino-Wrap, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for in-process research and development, goodwill, stock-based compensation and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of less than three months at the time of purchase to be cash equivalents. From time to time, the Company may have cash balances in financial institutions in excess of insurance limits. The Company has never experienced any losses related to these balances.

Prepaid Expenses

Prepaid expenses at September 30, 2024 and 2023 consist of $0 and $154,611 of prepaid insurance, respectively, and $2,700,000 and $7,734,895 of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales.

Inventory

Inventory is stated at the lower of actual accumulated costs or net realizable value as of September 30, 2024 consisting of finished goods of $6,134,895, and work in process of $2,133,862 related to the manufacturing of LYMPHIR commercial products to be sold in 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

During 2024, $6,134,895 of prepaid manufacturing costs were transferred to inventory upon product approval and production commencement at our third-party manufacturers.

The Company has not yet selected a specific inventory costing methodology (e.g., FIFO or weighted average). Management plans to implement an appropriate inventory costing method prior to the commencement of sales activities. The selection of this method may impact future financial statements once sales begin.

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

In-process Research and Development

The Company capitalizes intangible assets purchased from others for use in research and development activities as In Process Research & Development (IPR&D) when the assets acquired have an alternative future use, the Company anticipates future economic benefit from that use and the assets acquired are not dependent on future development. Milestone payments upon regulatory approval that meet the same criteria are capitalized when the payments are considered recoverable based on expected future cash flows. Amortization of IPR&D over the exclusive regulatory period of the acquired asset commences upon revenue generation.

In-process research and development includes $19,400,000 representing the value of LMB’s drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to treat catheter-related bloodstream infections, and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. In-process research and development also includes $73,400,000 representing the value of Citius Oncology’s exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation. Citius Oncology’s In-process research and development consists of $40,000,000 paid to Dr. Reddy’s from the asset purchase agreement and approval milestone fees of $27,500,000 to Dr. Reddy’s and $5,900,000 to Eisai. Included in the IPR&D is the historical know-how, formula protocols, designs, and procedures that were needed to complete Phase 3. In addition, the contracts acquired in connection with Dr. Reddy’s transaction with the clinical research and manufacturing organization are at market rates and could be provided by multiple vendors in the marketplace. Therefore, there is no fair value associated with the contracts acquired.

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisitions through September 30, 2024.

Goodwill

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

The Company performed a qualitative assessment for its 2024 analysis of goodwill. Based on this assessment, management does not believe that it is more likely than not that the carrying value of the reporting unit exceeds its fair value. Accordingly, no further testing was performed as management believes that there are no impairment issues with respect to goodwill as of September 30, 2024.

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

Income Taxes

The Company follows accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2024. Any interest or penalties are charged to expense. During the years ended September 30, 2024 and 2023, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2020 are subject to examination by federal and state authorities.

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

Recently Issued Accounting Standards

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied retrospectively. The Company is currently evaluating the impact of adoption of the standard on its financial statement disclosures.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. The standard also requires disclosure of income (loss) before provision for income taxes and income tax expense (benefit) in accordance with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application – General Notes to Financial Statements: Income Tax Expense, and the removal of disclosures no longer considered cost beneficial or relevant. The guidance will be effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adoption of the standard on its financial statement disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard update on its financial statement disclosures.

4. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in 2024 and 2023.

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

The Company terminated the Mino-Wrap License Agreement in December 2024.

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

Under the license agreement, Eisai is to receive a $5.9 million development milestone payment upon initial approval and additional commercial milestone payments related to the achievement of net product sales thresholds (which increases to $6.9 million in the event we have exercised our option to add India to the licensed territory prior to FDA approval) and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We also were required to reimburse Eisai for up to $2.65 million of its costs to complete the ongoing Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (CMC) activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was filed with the FDA on September 27, 2022. We will also be responsible for development costs associated with potential additional indications.

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

The Company remediated the issues raised in the CRL by the FDA and received a BLA approval in August 2024.

As part of the definitive agreement with Dr. Reddy’s, Citius Pharmaceuticals acquired method of use patents in which LYMPHIR is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

The following patents were acquired and subsequently transferred to Citius Oncology, Inc.:

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

Upon FDA approval of Lymphir in August 2024, Citius Oncology was subject to approval milestone fees totaling $33.7 million. Citius Oncology paid $5.0 million prior to year end and the remaining balance is reflected as a License Payable on the balance sheet. The $33.7 million was recorded as in-process research and development asset and will be subject to amortization as further discussed in Note 3.

5. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock Issued for Services

On October 10, 2023, the Company issued 4,351 shares of common stock for media, and public and investor relations services and expensed the $76,146 fair value of the common stock issued.

On January 17, 2024, the Company issued 5,128 shares of common stock for general and business development advisory services and expensed the $98,079 fair value of the common stock issued.

On April 25, 2024, the Company issued 6,000 shares of common stock for financial, general and business development advisory services and expensed the $109,950 fair value of the common stock issued.

Common Stock Offering

On April 30, 2024, the Company closed a registered direct offering of 857,143 common shares and warrants to purchase up to 857,143 common shares, at a purchase price of $17.50 per share and accompanying warrant for gross proceeds of $15,000,002. The warrants have an exercise price of $18.75 per share, are exercisable six months from the date of issuance, and expire on October 30, 2029. The estimated fair value of the warrants issued to the investors was approximately $11,206,000.

Net proceeds were $13,718,951 after deducting the placement agent fee of $1,050,000, placement agent expenses of $135,000, legal fees of $80,101, and other offering expenses of $15,950. The Company also issued 60,000 warrants to the placement agent at an exercise price of $21.875 per share, that are exercisable six months from the date of issuance and expire on April 25, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $756,000.

At the Market Offering Agreement

On August 12, 2024, the Company entered into an agreement with HC Wainwright, (the “Manager’) to issue and sell through or to the Manager, as sales agent and/or principal, from time to time during the term of this Agreement the Company’s common shares. The Company completed the following sales of its common shares through the Manager in September.

			Gross	Net
Date	Shares	Price	Proceeds	Proceeds [1]
9/23/2024	14,295	$14.22	$203,240	$195,815
9/27/2024	3,254	$12.65	41,148	41,358
9/30/2024	619	$12.52	7,752	7,223
Total	18,168		$252,140	$247,396

1)	Net proceeds after deducting the broker fee and trading expenses but before offering expenses.

There were additional offering expenses of approximately $162,000 in placement agent expenses and legal fees for net proceeds after expenses of $84,735.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 34,667 shares of common stock. As of September 30, 2024, there were options to purchase 18,484 shares outstanding, options to purchase 2,318 shares were exercised, options to purchase 13,865 shares expired or were forfeited, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 80,000 shares of common stock. As of September 30, 2024, there were options to purchase 67,200 shares outstanding, options to purchase 4,667 shares were exercised, options to purchase 3,733 shares expired or were forfeited, and the remaining 4,400 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 124,400 shares of common stock. As of September 30, 2024, there were options to purchase 66,000 shares outstanding, options to purchase 8,800 shares expired or were forfeited, and the remaining 49,600 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of September 30, 2024, options to purchase 330,000 shares were outstanding, options to purchase 18,200 shares expired or were forfeited, and the remaining 1,400 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan has reserved for issuance 481,400 shares of common stock. As of September 30, 2024, options to purchase 174,400 shares were outstanding, 4,000 shares were expired or forfeited 303,000 shares remain available for future grants.

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

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2024 and 2023:

	2024	2023
Risk-free interest rate	4.62 – 4.66%	1.05 – 2.94%
Expected dividend yield	0.00%	0.00%
Expected term	5.50 – 10 years	6.50 – 10 years
Expected volatility	85 – 86%	94 – 110%

A summary of option activity under the Citius Pharma plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	532,207	$44.75	7.41 years	$56,203
Granted	166,400	$17.50	9.04 years	$0.00
Exercised	(2,125)	$0.38		$39,068
Forfeited or expired	(40,398)	$68.50
Outstanding at September 30, 2024	656,084	$36.41	7.26 years	$0.00

Exercisable at September 30, 2024	347,618	$44.40	6.27 years	$0.00

The weighted average grant date fair value of the options granted during the year ended September 30, 2023 was estimated at $24.44 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

The weighted average grant date fair value of the options granted during the year ended September 30, 2024 was estimated at $13.38 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

At September 30, 2024, unrecognized total compensation cost related to unvested awards under the Citius stock plans of $ 2,678,274 is expected to be recognized over a weighted average period of 1.44 years.

NoveCite Stock Plan – Under the NoveCite Stock Plan, we reserved 2,000,000 common shares of NoveCite. As of September 30, 2024, there were options outstanding to purchase 1,911,500 common shares of NoveCite and 88,500 common shares of NoveCite available for future grants.

During the year ended September 30, 2021, NoveCite granted options to purchase 2,000,000 common shares to employees at a weighted average exercise price of $0.24 per share, of which options to purchase 88,500 common shares were forfeited, and options to purchase 1,911,500 common shares were exercisable as of September 30, 2024. These options vest over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 6.39 years. No options were issued in fiscal years 20243 and 2023. At September 30, 2024, there is no remaining unrecognized total compensation cost related to unvested awards under the NoveCite Stock Plan.

Citius Oncology Stock Plan - Under the Citius Oncology Stock Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares of Citius Oncology. The Citius Oncology Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

The following assumptions were used in determining the fair value of the Citius Oncology stock option grants for the year ended September 30, 2024 and 2023:

	2024	2023
Risk-free interest rate	4.66%	4.11%
Expected dividend yield	0.00%	0.00%
Expected term	6.50 years	5.96 years
Expected volatility	87%	91%

Volatility is estimated using the trading activity of Citius Pharmaceuticals common stock. until such time as Citius Oncology has sufficient history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted to employees and directors, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

 A summary of option activity under the Citius Oncology plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	12,600,000	$2.15	9.77 years	$—
Granted	150,000	2.15
Forfeited	—
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$—
Exercisable at September 30, 2024	3,937,500	$2.15	8.77 years	$—

The weighted average grant date fair value of the Citius Oncology options granted during the year ended September 30, 2024 was estimated at $1.66 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years. At September 30, 2024, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plan of $11,592,383 is expected to be recognized over a weighted average period of 1.77 years.

Stock-based compensation expense under all plans for the years ended September 30, 2024 and 2023 was $11,839,678 (including $47,574 for the NoveCite plan and $7,498,817 for the Citius Oncology plan) and $6,616,705 (including $130,382 for the NoveCite plan and $1,965,500 for the Citius Oncology plan), respectively.

Warrants

The Company has reserved 2,945,337 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2024:

	Exercise price	Number	Expiration Dates
August 2018 Offering Investors	28.75	156,863	August 14, 2024
August 2018 Offering Agent	39.84	7,576	August 8, 2024
April 2019 Registered Direct/Private Placement Investors	35.50	51,780	April 5, 2024
April 2019 Registered Direct/Private Placement Agent	48.28	9,605	April 5, 2024
September 2019 Offering Investors	19.25	111,732	September 27, 2024
September 2019 Offering Underwriter	27.97	7,774	September 27, 2024
February 2020 Exercise Agreement Placement Agent	31.88	5,555	August 19, 2025
May 2020 Registered Direct Offering Investors	25.00	66,824	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	33.20	6,226	May 14, 2025
August 2020 Underwriter	32.81	8,079	August 10, 2025
January 2021 Registered Direct Offering Investors	30.78	123,648	July 27, 2026
January 2021 Registered Direct Offering Agent	40.44	14,065	July 27, 2026
February 2021 Offering Investors	42.50	823,211	February 19, 2026
February 2021 Offering Agent	47.03	100,256	February 19, 2026
May 2023 Registered Direct Offering Investors	37.50	500,000	May 8, 2028
May 2023 Registered Direct Offering Agent	37.50	35,000	May 3, 2028
April 2024 Registered Direct Offering Investors	18.75	857,143	October 30, 2029
April 2024 Registered Direct Offering Agent	21.875	60,000	April 25, 2029
		2,945,337

On April 2, 2024, we extended the term by one year to April 5, 2025, for 51,780 warrants for common stock with an exercise price of $35.50 per share and extended the term by one year to April 5, 2025, for 9,605 warrants with an exercise price of $48.28 per share. We recorded a deemed dividend of $321,559 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended September 30, 2024.

On August 7, 2024, we extended the term by one year to August 14, 2025, for 156,863 warrants for common stock with an exercise price of $28.75 per share and extended the term by one year to August 8, 2025, for 7,576 warrants with an exercise price of $39.84 per share. We recorded a deemed dividend of $375,511 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended September 30, 2024.

On September 25, 2024, we extended the term by one year to September 27, 2025, for 111,732 warrants for common stock with an exercise price of $19.25 per share and extended the term by one year to September 27, 2025, for 7,774 warrants with an exercise price of $27.97 per share. We recorded a deemed dividend of $350,241 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the year ended September 30, 2025.

At September 30, 2024, the weighted average remaining life of the outstanding warrants is 2.88 years, all warrants are exercisable, and there was no aggregate intrinsic value for the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company excluding all subsidiaries as of September 30, 2024 is as follows:

Stock plan options outstanding	656,084
Stock plan shares available for future grants	303,000
Warrants outstanding	2,945,337
Total	3,904,421

6. RELATED PARTY TRANSACTIONS

On the following dates, we extended warrants held by our Chairman and by our Executive Vice Chairman (see Note 5).

April 5, 2024	51,780
August 7, 2024	156,863
September 25, 2024	111,732

See also Note 9 for Merger transaction and transactions consummated with our subsidiary to facilitate the Merger.

The Company is a party to a Shared Services Agreement with Citius Oncology. Under the terms of the agreement, the Company provides all executive, operational, financial, and administrative support to Citius Oncology for a period of up to two (2) years. The quarterly allocated expense to Citius Oncology by the Company is approximately $935,000.

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

We identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments. The Company has estimated its incremental borrowing rate based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Year Ended September 30, 2024	Year Ended September 30, 2023
Operating lease cost	$238,823	$238,824
Variable lease cost	25,809	4,771
Total lease cost	$264,632	$243,595

Other information
Weighted-average remaining lease term - operating leases	1.1 Years	2.1 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,

2025	$253,883
2026	21,460
Total lease payments	275,343
Less: interest	(12,478)
Present value of lease liabilities	$262,865

Leases	Classification	September 30, 2024	September 30, 2023
Assets
Lease asset	Operating	$246,247	$454,426
Total lease assets		$246,247	$454,426

Liabilities
Current	Operating	$241,547	$218,380
Non-current	Operating	21,318	262,865
Total lease liabilities		$262,865	$481,245

Interest expense on the lease liability was $30,644 and $47,176 for the years ended September 30, 2024 and 2023, respectively. This amount is classified within general & administrative expense.

Commercial Manufacturing Contracts

The Company has entered into an agreement with a Contract Manufacturing Organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent 4-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of September 30, 2024, the total minimum purchase commitment under this agreement was approximately $17.3 million consisting of payments of $11.9 million and $5.4 million for 2025 and 2026 respectively.

As of September 30, 2024, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in 2025 and $1.6 million in 2026.

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

9. MERGER AGRFEEMENT

On October 23, 2023, the Company and its then wholly owned subsidiary Citius Oncology entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”).

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub. Prior to closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92.3% of the outstanding shares of common stock of Citius Oncology.

The Merger, net amount of $3,831,357 charged to additional paid in capital consists of $395,515 of net liabilities of TenX on the date of the Merger (cash of $163,500 less liabilities of $559,015) plus directly related transaction costs $2,358,780 and the cost of public rights in the amount of $1,077,062.

As part of the Merger, the Company made capital investments in Citius Oncology through cash contributions of $3,827,944 to fund transactions related to the Merger and by reclassifying to additional paid in capital intercompany receivables of $33,180,961 that were due from Citius Oncology to the Company. Simultaneously, the Company advanced an additional $3,800,111 to Citius Oncology under the terms of a non-interest bearing note payable. The note is repayable upon a capital raise by Citius Oncology of at least $10,000,000 through the issuance of debt, equity or royalty financing. The Merger recapitalization resulted in a 92.3% ownership interest by the Company in Citius Oncology.

10. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $2,387,842 and $3,585,689 for the years ended September 30, 2024 and 2023, respectively, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

11. INCOME TAXES

The Company recorded deferred income tax expense of $576,000 for the both the years ended September 30, 2024 and 2023 related to the amortization for taxable purposes of its in-process research and development asset.

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2024 and 2023 due to the following:

	2024	2023
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.3)	(6.3)
Permanent differences	5.5	3.7
Increase in the valuation reserve	23.3	25.4
	1.5%	1.78%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2024	September 30, 2023
Deferred tax assets:
Net operating loss carryforward	$39,888,000	$34,980,000
Stock-based compensation	3,310,000	2,191,000
Capitalized research and development	5,762,000	3,644,000
Other	4,861,000	4,100,000
Valuation allowance on deferred tax assets	(53,821,000)	(44,915,000)
Total deferred tax assets	—	—
Deferred tax liabilities:
In-process research and development	(6,713,800)	(6,137,800)
Total deferred tax liability	(6,713,800)	(6,137,800)
Net deferred tax liability	$(6,713,800)	$(6,137,800)

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. During the years ended September 30, 2024 and 2023, the valuation allowance increased by $8,906,000 and $4,984,000, respectively. The increase in the valuation allowance during the years ended September 30, 2024 and 2023 was primarily due to the Company’s net operating loss. At September 30, 2024, the Company has a federal net operating loss carryforward of approximately $155,000,000. Federal net operating loss carryforwards of approximately $35,000,000 begin expiring in 2034 and carryforwards of approximately $120,000,000 generated in tax years beginning after 2017 may be carried forward indefinitely.

As of September 30, 2024, the Company also has estimated federal research and development credits of $4,250,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2036.

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

12. NASDAQ LISTING

On March 12, 2024, the Company received formal notice that the Nasdaq Stock Market LLC (“Nasdaq”) granted our request for an extension through September 9, 2024 (the “Extension Notice”) to evidence compliance with the $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

On September 9, 2024 the Company received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share, for the prior 30 consecutive business days, the Company was not in compliance with the Bid Price Rule.

As the Company did not regain compliance with the Bid Price Rule by September 9, 2024, the Company received a delisting determination letter on September 10, 2024. Accordingly, the Company intends to timely request a hearing before a Nasdaq Hearing Panel (“Panel”).

On October 28, 2024 the Panel held its hearing with the Company.

On November 6, 2024, the Company received a decision letter from the Panel granting the Company’s request to continue its listing on The Nasdaq Capital Market, subject to regaining compliance with the Bid Price Rule on or before December 3, 2024.

On December 18, 2024, the Company received notification from Nasdaq that it had regained compliance with the Bid Price Rule.

13. SUBSEQUENT EVENTS

On November 15, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the issuance and sale, in a registered direct offering by the Company (the “Offering”), of 480,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”) and warrants (the “Warrants”) to purchase up to 480,000 shares of common stock. Gross proceeds received were $3,000,000 and net proceeds were approximately $2,650,000 after deducting for fees and expenses. The Shares and Warrants were sold at a combined offering price of $6.25. The Offering closed on November 18, 2024.

The Warrants have an exercise price equal to $6.25 per share, are exercisable immediately upon issuance and will expire five years after the initial exercise date.

The Company also paid the placement agent 7% of the gross proceeds and also agreed to grant to the placement agent or its designees, placement agent warrants, to purchase up to 33,600 shares of the common stock (the “Placement Agent Warrants”). The terms of the Placement Agent Warrants are substantially the same as the terms of the Warrants, except that the exercise price is $7.8125 per share.

The Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to (i) effect a 1-for-25 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, and (ii) decrease the number of total authorized shares of common stock from 400,000,000 shares to 16,000,000 shares. The Reverse Stock Split was intended for the Company to regain compliance with the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq Capital Market. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on November 25, 2024, and the Company’s Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of the market on November 26, 2024.