Form 10-K/A
period 2024-09-30
Citius Pharmaceuticals, Inc.
filed 2025-01-27
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders filed in January 2025 are incorporated by reference in Part III of the Original Filing.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Citius Pharmaceuticals, Inc., a Nevada corporation (the “Company,” “we,” “us,” and “our,” as applicable), for the year ended September 30, 2024, that we originally filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2024 (the “Original Filing”). We are filing this Form 10-K/A for the sole purpose of including Exhibit 97.1.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after December 27, 2024, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Citius Pharmaceuticals, Inc.

FORM 10-K/A

September 30, 2024

TABLE OF CONTENTS

		Page
Item 15.	Exhibits and Financial Statement Schedules	1
	Signatures	5

i

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition, and TenX Merger Sub Inc.	8-K	10/24/2023	2.1
3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.5	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
3.6	Certificate of Change filed with the Secretary of State of Nevada on November 22, 2024.	8-K	11/26/2024	3.1
4.1	Form of Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.1
4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.3	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.3
4.4	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.5	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.6	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.7	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.8	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.9	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.10	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.11	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.12	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.13	Form of Investor Warrant issued January 27, 2021.	8-K	1/27/2021	4.1
4.14	Form of Placement Agent Warrant issued January 27, 2021.	8-K	1/27/2021	4.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.15	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.16	Form of Investor Warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.17	Form of Placement Agent Warrant issued February 19, 2021	8-K	2/19/2021	4.2
4.18	Form of Warrant issued May 8, 2023.	8-K	5/8/2023	4.1
4.19	Form of Placement Agent Warrant issued May 8, 2023.	8-K	5/8/2023	4.2
4.20	Form of Investor Warrant issued April 30, 2024.	8-K	4/30/2024	4.1
4.21	Form of Investor Warrant issued November 18, 2024.	8-K	11/18/2024	4.1
4.22	Description of Common Stock.	10-K	12/27/24	4.22
10.1*	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2*	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3*	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed April 12, 2022, effective May 1, 2022.	10-Q	5/12/2022	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5*	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.6*	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.7*	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.8	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.9+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.10	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.11+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	5/12/2023	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.12	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.13*	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.14*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.15	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.16	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.17	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.18*	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.19+	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.	10-K	12/16/2020	10.24
10.20	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.21	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.22*	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.23*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-K	12/15/2021	10.29
10.24+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	10-K	12/15/2021	10.30
10.25+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.31
10.26+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.32
10.27+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.33
10.28	Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan.	Schedule 14A	12/22/2022	Annex A
10.29	Form of Securities Purchase Agreement, dated May 3, 2023, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/8/2023	10.1
10.30+	Sponsor Support Agreement, dated as of October 23, 2023, by and among 10XYZ Holdings LP, TenX Keane Acquisition, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	10/24/2023	10.1
10.31+	Form of Amended and Restated Registration Rights Agreement.	8-K	10/24/2023	10.2
10.32+	Form of Amended and Restated Shared Services Agreement.	8-K	10/24/2023	10.3
10.33+	Form of Securities Purchase Agreement, dated as of April 25, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	4/30/2024	10.1
10.34+	Amended and Restated Shared Services Agreement, dated, August, 12, 2024, between Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	8/16/2024	10.1
10.35+	Amended and Restated Registration Rights Agreement, dated as of August 12, 2024, by and between Citius Oncology, Inc. and the signatories thereto.	8-K	8/16/2024	10.2
10.36+	Side Letter Agreement, dated August 12, 2024, by and by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	8/16/2024	10.3
10.37+	Promissory note, dated August 16, 2024, issued to Citius Pharmaceuticals, Inc. by Citius Oncology, Inc.	8-K	8/16/2024	10.4
10.38	Form of Securities Purchase Agreement, dated as of November 15, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	11/18/2024	10.1
19.1	Insider Trading Policy.	10-K	12/27/2024	19.1
21	Subsidiaries.	10-K	12/29/2023	21

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	12/27/2024	23.1
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	10-K	12/27/2024	31.1
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	10-K	12/27/2024	31.2
31.3	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.4	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
97.1	Compensation Recovery Policy.	--	--	--	X
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).	--	--	--	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. Citius Pharma agrees to furnish supplementally an unredacted copy such exhibit, including any omitted exhibits and schedules, to the SEC upon its request.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: January 27, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)