Form 10-Q
period 2024-12-31
Citius Pharmaceuticals, Inc.
filed 2025-02-14
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

As of February 11, 2025, there were 8,593,433 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2024

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. (“Citius Pharma”) and its wholly-owned subsidiary Leonard-Meron Biosciences, Inc., and its majority-owned subsidiaries, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”) and NoveCite, Inc., taken as a whole.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	the ability of the Company to recognize the anticipated benefits of the August 2024 reverse merger whereby Citius Oncology became a publicly traded company and majority-owned subsidiary (the “Merger”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	the Company’s need for substantial additional funds and its ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	the ability of Citius Oncology to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the ability of the Company to obtain regulatory approval for and successfully commercialize Mino-Lok;

●	the cost, timing, and results of our pre-clinical and clinical trials for our other product candidates;

●	our ability to apply for, obtain and maintain required regulatory approvals for our other product candidates;

●	the ability of the Company to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 27, 2024, as amended on January 27, 2025, and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,100,079	$3,251,880
Inventory	14,381,369	8,268,766
Prepaid expenses	2,845,739	2,700,000
Total Current Assets	18,327,187	14,220,646

Operating lease right-of-use asset, net	191,412	246,247

Deposits	38,062	38,062
In-process research and development	92,800,000	92,800,000
Goodwill	9,346,796	9,346,796
Total Other Assets	102,184,858	102,184,858

Total Assets	$120,703,457	$116,651,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,364,120	$4,927,211
License payable	28,400,000	28,400,000
Accrued expenses	6,242,178	17,027
Accrued compensation	2,595,091	2,229,018
Operating lease liability	204,569	241,547
Total Current Liabilities	44,805,958	35,814,803

Deferred tax liability	6,978,040	6,713,800
Operating lease liability - noncurrent	-	21,318
Total Liabilities	51,783,998	42,549,921

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 16,000,000 shares authorized; 7,727,243 and 7,247,243 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	7,727	7,247
Additional paid-in capital	276,538,816	271,440,421
Accumulated deficit	(211,138,464)	(201,370,218)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	65,408,079	70,077,450
Non-controlling interest	3,511,380	4,024,380
Total Equity	68,919,459	74,101,830

Total Liabilities and Equity	$120,703,457	$116,651,751

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2024	2023
Revenues	$-	$-

Operating Expenses
Research and development	2,127,038	2,621,910
General and administrative	5,387,752	3,660,728
Stock-based compensation - general and administrative	2,524,824	3,058,185
Total Operating Expenses	10,039,614	9,340,823

Operating Loss	(10,039,614)	(9,340,823)

Other Income
Interest income	22,608	253,638
Total Other Income	22,608	253,638

Loss before Income Taxes	(10,017,006)	(9,087,185)
Income tax expense	264,240	144,000

Net Loss	(10,281,246)	(9,231,185)
Net loss attributable to non-controlling interest	513,000	-

Net Loss Applicable to Common Stockholders	$(9,768,246)	$(9,231,185)

Net Loss Per Share - Basic and Diluted	$(1.30)	$(1.45)

Weighted Average Common Shares Outstanding
Basic and diluted	7,492,460	6,358,237

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2024	$-	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830
Issuance of common stock, net of costs	-	480,000	480	2,573,571	-	2,574,051	-	2,574,051
Stock-based compensation expense	-	-	-	2,524,824	-	2,524,824	-	2,524,824
Net loss	-	-	-	-	(10,281,246)	(10,281,246)	-	(10,281,246)
Net loss attributable to non-controlling interest	-	-	-	-	513,000	513,000	(513,000)	-
Balance, December 31, 2024	$-	7,727,243	$7,727	$276,538,816	$(211,138,464)	$65,408,079	$3,511,380	$68,919,459

Balance, September 30, 2023	$-	6,354,371	$6,354	$253,056,133	$(162,231,379)	$90,831,108	$600,380	$91,431,488
Issuance of common stock for services	-	4,351	4	76,142	-	76,146	-	76,146
Stock-based compensation expense	-	-	-	3,058,185	-	3,058,185	-	3,058,185
Net loss	$-	-	-	-	(9,231,185)	(9,231,185)	-	(9,231,185)
Balance, December 31, 2023	$-	6,358,722	$6,358	$256,190,460	$(171,462,564)	$84,734,254	$600,380	$85,334,634

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(10,281,246)	$(9,231,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,524,824	3,058,185
Issuance of common stock for services	-	76,146
Amortization of operating lease right-of-use asset	54,835	50,430
Depreciation	-	578
Deferred income tax expense	264,240	144,000
Changes in operating assets and liabilities:
Inventory	(6,112,603)	-
Prepaid expenses	(145,739)	25,010
Accounts payable	2,436,909	(280,083)
Accrued expenses	6,225,151	(199,403)
Accrued compensation	366,073	273,688
Operating lease liability	(58,296)	(52,676)
Net Cash Used In Operating Activities	(4,725,852)	(6,135,310)

Cash Flows From Financing Activities:
Net proceeds from registered direct offering	2,574,051	-
Net Cash Provided By Financing Activities	2,574,051	-
Net Change in Cash and Cash Equivalents	(2,151,801)	(6,135,310)
Cash and Cash Equivalents - Beginning of Period	3,251,880	26,480,928
Cash and Cash Equivalents - End of Period	$1,100,079	$20,345,618

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Pharmaceuticals, Inc. (“Citius Pharma,” and together with its subsidiaries, the “Company”, “we” or “us”) is a late-stage biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies.

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

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock (see Note 3).

On August 23, 2021, we formed Citius Oncology, Inc. (formerly named Citius Acquisition Corp.) (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. Pursuant to a merger agreement, dated October 23, 2023, with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc (“Merger Sub”), on August 12, 2024, Merger Sub merged with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX Keane Acquisition. After the merger and recapitalization (the “Merger”), the newly combined publicly traded company is owned 92.3% by Citius Pharma, and is named “Citius Oncology, Inc.” (Nasdaq: CTOR).

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - The accompanying unaudited condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., its wholly-owned subsidiary LMB and its majority-owned subsidiaries NoveCite and Citius Oncology. On August 12, 2024, Citius Oncology, previously a wholly-owned subsidiary, became a 92.3% majority- owned subsidiary.

The operations of NoveCite and Citius Oncology are included in the consolidated results. The portion of equity that is not attributable to the Company, is presented as a non-controlling interest within stockholders’ equity. Unless excluded by shareholder agreements, the portion of net loss attributable to non-controlling interests is included in the statement of operations. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the three months ended December 31, 2024 and 2023. The operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27. 2025.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for in-process research and development, goodwill, stock-based compensation and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Basic and Diluted Net Loss per Common Share - Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock options and warrants, were not included in the calculation of the diluted loss per share because they were anti-dilutive.

Recently Issued Accounting Standards

Other than as disclosed in our Form 10-K, we are not aware of any other recently issued accounting standards not yet adopted that may have a material impact on our financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $4,725,852 for the three months ended December 31, 2024. The Company had a negative working capital of approximately $26.5 million at December 31, 2024. The Company estimates that its available cash resources will be sufficient to fund its operations through March 2025 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company is currently engaged in capital raise initiatives as well as separate capital raise initiatives through its 92.3% owned subsidiary Citius Oncology in an effort to extend its cash runway.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond March 2025, including its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in both 2024 and 2023.

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

License Agreement with Eterna

On October 6, 2020, our subsidiary, NoveCite, entered into a license agreement with Novellus Therapeutics Limited (“Novellus”), whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, develop and commercialize a stem cell therapy based on the Novellus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, we, through NoveCite, paid an upfront payment of $5,000,000 to Novellus, which was charged to research and development expense during the year ended September 30, 2021, and issued to Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the original stock subscription agreement, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

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

Under the license agreement, NoveCite is obligated to pay Eterna up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to a mid-teens percentage of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to a mid-single digit percentage (within a range of 4% to 8%) of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Eterna or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Eterna an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

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

License Agreement with Eisai

In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. We renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIR for the product. Citius Pharma assigned these agreements to Citius Oncology effective April 1, 2022. The Company received a BLA approval from the FDA for LYMPHIR in August 2024.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license rights, through Citius Oncology, include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we, through Citius Oncology, retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option prior to FDA approval), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of December 31, 2024. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at December 31, 2024, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We, through Citius Oncology, will be responsible for development costs associated with potential additional indications.

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

The following patents were acquired and subsequently transferred to Citius Oncology, Inc.:

●	US Provisional Application No. 63/070,645, which was filed on August 26, 2020, and subsequently published as US 2022/0062390 A1 on March 3, 2022, entitled Methods of Treating Cancer.

●	International Patent Application Number: PCT/IB2021/0576733, which was filed with the World Intellectual Property Organization on August 23, 2021, and subsequently published as WO 2022/043863 A1 on March 3, 2022, entitled, Combination for Use in Methods of Treating Cancer.

Upon FDA approval of LYMPHIR in August 2024, Citius Oncology was subject to approval milestone fees totaling $33.7 million. Citius Oncology paid $5.0 million prior to year end and the remaining balance is reflected as a License Payable on the balance sheet. The $33.7 million was recorded as in-process research and development asset and will be subject to amortization over the regulatory exclusivity period commencing upon revenue generation.

4. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value. Inventory consists of finished goods of $6,134,895, and work in process of $8,246,474 as of December 31, 2024. Inventory consists of finished goods of $6,134,895, and work in process of $2,133,862 as of September 30, 2024. Inventory is all related to the manufacturing of LYMPHIR commercial products to be sold in 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

5. PREPAID EXPENSES

Prepaid expenses at December 31, 2024 consists of $145,739 of prepaid insurance and $2,700,000 of advance payments, made for the preparation of long-lead time drug substance and product costs which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales upon approval. Prepaid expenses at September 30, 2024 consists of $2,700,00 of advance payments, made for the preparation of long-lead time drug substance and product costs which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales upon approval.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Authorized Common Stock

The Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, and (ii) decrease the number of total authorized shares of common stock from 400,000,000 shares to 16,000,000 shares. The reverse stock split was intended for the Company to regain compliance with the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq Capital Market. The reverse stock split became effective on November 25, 2024, and the Company’s Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on November 26, 2024.

Common Stock Issued for Services

On October 10, 2023, the Company issued 4,351 shares of common stock for media, and public and investor relations services and expensed the $76,146 fair value of the common stock issued.

Common Stock Offering

On November 15, 2024, the Company entered into an agreement with certain institutional investors for the issuance and sale, in a registered direct offering of 480,000 shares of the Company’s common stock and warrants to purchase 480,000 shares of common stock. Gross proceeds received were $3,000,000 and net proceeds were $2,574,051 after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $6.25. The immediately exercisable warrants have an exercise price of $6.25 per share and expire on November 19, 2029. The estimated fair value of the warrants issued to the investors was approximately $1,575,000.

The Company paid the placement agent 7% of the gross proceeds and granted the placement agent immediately exercisable warrants to purchase 33,600 shares of common stock at an exercise price is $7.8125 per share which expire on November 15, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $104,000.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 34,667 shares of common stock. As of December 31, 2024, there were options to purchase 18,484 shares outstanding, options to purchase 2,318 shares were exercised, options to purchase 13,865 shares expired or were forfeited, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 80,000 shares of common stock. As of December 31, 2024, there were options to purchase 67,200 shares outstanding, options to purchase 4,667 shares were exercised, options to purchase 3,733 shares expired or were forfeited, and the remaining 4,400 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 124,400 shares of common stock. As of December 31, 2024, there were options to purchase 66,000 shares outstanding, options to purchase 18,200 shares expired or were forfeited and the remaining 1,400 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of December 31, 2024, options to purchase 330,000 shares were outstanding, options to purchase 18,200 shares expired or were forfeited and the remaining 1,400 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan reserved 481,400 shares of common stock for issuance. As of December 31, 2024, options to purchase 359,400 shares were outstanding, options to purchase 4,000 shares expired or were forfeited and 118,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	656,084	$36.41	7.26 years	$0.00
Granted	185,000	9.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2024	841,084	$30.49	7.63 years	$0.00

Exercisable at December 31, 2024	502,184	$40.62	6.57 years	$0.00

On November 7, 2024, the Board of Directors granted options to purchase 158,000 shares to employees, 25,000 shares to directors and 2,000 shares to a consultant at $9.50 per share. The weighted average grant date fair value of the options granted during the three months ended December 31, 2024 was estimated at $7.15 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

At December 31, 2024, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $3,285,139 is expected to be recognized over a weighted average period of 1.79 years.

NoveCite Stock Plan - Under the NoveCite Stock Plan, adopted November 5, 2020, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of December 31, 2024, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021. These options vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 6.14 years and the weighted average exercise price is $0.24 per share. At December 31, 2024, there is no unrecognized compensation cost related to these awards.

Citius Oncology Stock Plan - Under the Citius Oncology Stock Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares of Citius Oncology for issuance. On August 2, 2024 we reserved an additional 15,000,000 common shares of Citius Oncology for issuance under the 2024 Omnibus Stock Incentive Plan, (the “2024 Plan”). The Citius Oncology Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

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

A summary of option activity under the Citius Oncology plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$0.00
Granted	5,750,000	1.07
Forfeited	—
Outstanding at December 31, 2024	18,500,000	$1.81	8.97 years	$470,000
Exercisable at December 31, 2024	4,750,000	$2.15	8.52 years	$0.00

The weighted average grant date fair value of the Citius Oncology options granted during the three months ended December 31, 2024 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years. At December 31, 2024, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plan of $14,393,428 is expected to be recognized over a weighted average period of 1.87 years.

Stock-based compensation expense for the three months ended December 31, 2024 and 2023 was $2,524,824, (including $0 for the NoveCite plan and $1,808,479 for the Citius Oncology Plan) and $3,058,185 (including $19,858 for the NoveCite Stock Plan and $1,917,000 for the Citius Oncology Plan), respectively.

Warrants

The Company has reserved 3,458,937 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2024:

	Exercise price	Number	Expiration Dates
August 2018 Offering Investors	28.75	156,863	August 14, 2025
August 2018 Offering Agent	39.84	7,576	August 8, 2025
April 2019 Registered Direct/Private Placement Investors	35.50	51,780	April 5, 2025
April 2019 Registered Direct/Private Placement Agent	48.28	9,605	April 5, 2025
September 2019 Offering Investors	19.25	111,732	September 27, 2025
September 2019 Offering Underwriter	27.97	7,774	September 27, 2025
February 2020 Exercise Agreement Placement Agent	31.88	5,555	August 19, 2025
May 2020 Registered Direct Offering Investors	25.00	66,824	November 18, 2025
May 2020 Registered Direct Offering Placement Agent	33.20	6,226	May 14, 2025
August 2020 Underwriter	32.81	8,079	August 10, 2025
January 2021 Registered Direct Offering Investors	30.78	123,648	July 27, 2026
January 2021 Registered Direct Offering Agent	40.44	14,065	July 27, 2026
February 2021 Offering Investors	42.50	823,211	February 19, 2026
February 2021 Offering Agent	47.03	100,256	February 19, 2026
May 2023 Registered Direct Offering Investors	37.50	500,000	May 8, 2028
May 2023 Registered Direct Offering Agent	37.50	35,000	May 3, 2028
April 2024 Registered Direct Offering Investors	18.75	857,143	October 30, 2029
April 2024 Registered Direct Offering Agent	21.875	60,000	April 25, 2029
November 2024 Offering Investors	6.25	480,000	November 18, 2029
November 2024 Offering Agent	7.8125	33,600	November 15, 2029
		3,458,937

At December 31, 2024, the weighted average remaining life of the outstanding warrants is 2.96 years, all warrants are exercisable, and there was no aggregate intrinsic value for the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company excluding all subsidiaries as of December 31, 2024 is as follows:

Stock plan options outstanding	841,084
Stock plan shares available for future grants	118,000
Warrants outstanding	3,458,937
Total	4,418,021

7. COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective July 1, 2019, Citius Pharma entered into a 76-month lease for office space in Cranford, NJ. We pay our proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining lease term as of the adoption date.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Operating lease cost	$59,705	$59,705
Variable lease cost	1,264	1,204
Total lease cost	$60,969	$60,909

Other information
Weighted-average remaining lease term - operating leases	0.8 Years	1.8 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,	December 31, 2024
2025 (excluding the 3 months ended December 31, 2024)	$190,716
2026	21,460
Total lease payments	212,176
Less: interest	(7,607)
Present value of lease liabilities	$204,569

Leases	Classification	December 31, 2024	September 30, 2024
Assets
Lease asset	Operating	$191,412	$246,247
Total lease assets		$191,412	$246,247

Liabilities
Current	Operating	$204,569	$241,547
Non-current	Operating		21,318
Total lease liabilities		$204,569	$262,865

Interest expense on the lease liability was $4,870 and $9,275 for the three months ended December 31, 2024 and 2023, respectively.

Commercial Manufacturing Contracts

The Company has entered into an agreement with a Contract Manufacturing Organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent 4-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of December 31, 2024, the total minimum purchase commitment under this agreement was approximately $17.3 million consisting of payments of $11.9 million and $5.4 million for 2025 and 2026 respectively.

As of December 31, 2024, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in 2025 and $1.6 million in 2026.

8. MERGER AGREEMENT

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

9. NASDAQ LISTING

On December 18, 2024, the Company received notification that it had regained compliance with the $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market LLC.

10. SUBSEQUENT EVENTS

At the Market Offering Agreement

On August 12, 2024, the Company entered into an agreement with HC Wainwright, (the “Manager’) to issue and sell through or to the Manager, as sales agent and/or principal, from time to time during the term of this Agreement the Company’s common shares. The Company completed the following sales of its common shares through the Manager in January 2025.

			Gross	Net
Date	Shares	Price	Proceeds	Proceeds [1]
01/02/2025	40,465	$4.175	$168,933	$163,490
01/03/2025	10,000	$4.156	41,556	40,028
01/06/2025	32,173	$3.993	128,464	124,260
01/07/2025	11,709	$4.003	46,865	45,174
01/08/2025	28,303	$4.168	117,975	114,098
Total	122,650		$503,793	$487,050

1)	Net proceeds after deducting the broker fee and trading expenses but before offering expenses.

Registered Direct Offering

On January 7, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the issuance and sale, in a registered direct offering by the Company (the “Offering”), of 743,496 shares of the Company’s common stock, par value $0.001 per share (the “Shares”) and warrants (the “Warrants”) to purchase up to 743,496 shares of common stock. Gross proceeds received were approximately $3,000,000 and net proceeds were approximately $2,700,000 after deducting for fees and expenses. The Shares and Warrants were sold at a combined offering price of $4.035. The Offering closed on January 8, 2025.

The Warrants have an exercise price equal to $3.91 per share, are exercisable immediately upon issuance and will expire five years after the initial exercise date.

The Company also paid the placement agent 7% of the gross proceeds and also agreed to grant to the placement agent or its designees, placement agent warrants, to purchase up to 52,045 shares of the common stock (the “Placement Agent Warrants”). The terms of the Placement Agent Warrants are substantially the same as the terms of the Warrants, except that the exercise price is $5.0438 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

Through December 31, 2024, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

Under the license agreement, NoveCite is obligated to pay Eterna up to an aggregate of $51,000,000 in regulatory and developmental milestone payments. NoveCite also must pay a royalty equal to a mid-teens percentage of net sales, commencing upon the first commercial sale of a licensed product. This royalty is subject to downward adjustment on a product-by-product and country-by-country basis to a mid-single digit percentage (within a range of 4% to 8%) of net sales in any country in the event of the expiration of the last valid patent claim or if no valid patent claim exists in that country. The royalty will end on the earlier of (i) date on which a biosimilar product is first marketed, sold, or distributed by Eterna or any third party in the applicable country or (ii) the 10-year anniversary of the date of expiration of the last-to-expire valid patent claim in that country. In the case of a country where no licensed patent ever exists, the royalty will end on the later of (i) the date of expiry of such licensed product’s regulatory exclusivity and (ii) the 10-year anniversary of the date of the first commercial sale of the licensed product in the applicable country. In addition, NoveCite will pay to Eterna an amount equal to a mid-twenties percentage of any sublicensee fees it receives.

Under the terms of the license agreement, in the event that Eterna receives any revenue involving the original cell line included in the licensed technology, then Eterna shall remit to NoveCite 50% of such revenue.

LYMPHIR - In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s and a license agreement with Eisai to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIR for the product. Citius Pharma assigned these agreements to SpinCo effective April 1, 2022.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license rights, through Citius Oncology, include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we, through Citius Oncology, retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option prior to FDA approval), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of September 30, 2024. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai is to receive a $5.9 million milestone payment, upon FDA approval which is included in license payable at September 30, 2024, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. The Company, through Citius Oncology, was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of the BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was filed with the FDA on September 27, 2022, refiled on February 13, 2024, and accepted by the FDA on March 18, 2024 and we received a BLA approval on August 8, 2024. We, through Citius Oncology, will be responsible for development costs associated with potential additional indications.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2024 compared with the three months ended December 31, 2023

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Revenues	$-	$-

Operating expenses:
Research and development	2,127,038	2,621,910
General and administrative	5,387,752	3,660,728
Stock-based compensation expense	2,524,824	3,058,185
Total operating expenses	10,039,614	9,340,823

Operating loss	(10,039,614)	(9,340,823)
Interest income	22,608	253,638
Loss before income taxes	(10,017,006)	(9,087,185)
Income tax expense	264,240	144,000
Net loss	$(10,281,246)	$(9,231,185)

Revenues

We did not generate any revenuer 31, 2024 or 2023.

Research and Development Expenses

For the three months ended December 31, 2024, research and development expenses were $2,127,038 as compared to $2,621,910 during the three months ended December 31, 2023, a decrease of $494,872.

Research and development costs for Mino-Lok decreased by $506,608 to $385,016 for the three months ended December 31, 2024 as compared to $891,624 for the three months ended December 31, 2023, due primarily to decreased costs associated with the completion of the Phase 3 trial.

Research and development costs for Halo-Lido decreased by $235,876 to $10,696 for the three months ended December 31, 2024 as compared to $246,572 for the three months ended December 31, 2023 due to lower costs since the completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR were $1,727,540 during the three months ended December 31, 2024 as compared to $1,472,464 for the three months ended December 31, 2023. The $255,076 increase in expenses was primarily due to additional costs associated with headcount as well as the investigator trials which are in progress.

We expect that research and development expenses will continue to decrease in fiscal 2025 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the three months ended December 31, 2024, general and administrative expenses were $5,387,752 as compared to $3,660,728 during the three months ended December 31, 2023. General and administrative expenses increased by $1,727,024 in comparison with the prior period. The primary reasons for the increase were higher costs for pre-launch sales and market activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2024 and 2023 stock-based compensation expense was $2,524,824 as compared to $3,058,185 for the three months ended December 31, 2023. Stock-based compensation expense includes $1,808,479 for the Citius Oncology Plan for the three months ended December 31, 2024 and for the three months ended December 31, 2023, stock-based compensation expense includes 19,858 for the NoveCite Stock Plan and $1,917,000 for the Citius Oncology Plan. Stock-based compensation expense for the most recently completed quarter decreased by $533,361 in comparison to the prior period primarily due to lower costs for the Citius Pharma stock plans.

Other Income

Interest income for the three months ended December 31, 2024 was $22,608 as compared to interest income of $253,638 for the prior period. The decrease is due to lower average investable balances of the remaining proceeds of our equity offerings in money market accounts.

Income Taxes

The Company recorded deferred income tax expense of $264,240 and $144,000 for the three months ended December 31, 3024 and 2023, respectively. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the three months ended December 31, 2024, we incurred a net loss of $10,281,246, compared to a net loss for the three months ended December 31, 2023 of $9,231,185. The $1,050,061 increase in the net loss was due to the increase of $1,727,024 in general and administrative expenses partially offset by lower research and development expense of $494,872.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred a net loss of $10,281,246 for the three months ended December 31, 2024. At December 31, 2024, Citius Pharma had an accumulated deficit of $211,138,464. Citius Pharma’s net cash used in operations during the three months ended December 31, 2024 was $4,725,852.

The Company had a negative working capital of approximately $26.5 million at December 31, 2024. At December 31, 2024, Citius Pharma had cash and cash equivalents of $1,100,079 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the three months ended December 31, 2024, the Company received net proceeds of $2,574,051 from the issuance of equity. In January 2025, the Company received gross proceeds of approximately $3,000,000 from the issuance of equity and net proceeds were approximately $2,700,000 after deducting for fees and expenses. Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

We expect that we will have sufficient funds to continue our operations through March 2025. We will need to raise additional capital in the future to support our operations beyond March 2025. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2024, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Investor Warrant issued on November 18, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 18, 2024).

4.2	Form of Investor Warrant issued on January 8, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 8, 2025).

10.1	Form of Securities Purchase Agreement, dated as of November 15, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 18, 2024).

10.2	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 8, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 14, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)