Form 10-Q
period 2025-03-31
Citius Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 9, 2025, there were 10,290,335 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2025

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. (“Citius Pharma”) and its wholly-owned subsidiary Leonard-Meron Biosciences, Inc., and its majority-owned subsidiaries, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”) and NoveCite, Inc., taken as a whole.

Mino-Lok® is our registered trademark and LYMPHIRTM is a registered trademark of Citius Oncology. All other trade names, trademarks and service marks appearing in this quarterly report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	the Company’s need for substantial additional funds and its ability to raise those funds;

●	the ability of the Company to recognize the anticipated benefits of the Merger (as defined herein), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ongoing evaluations of strategic alternatives;

●	the ability of Citius Oncology to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the estimated markets for LYMPHIR, Mino-Lok or any of our future product candidates and the acceptance thereof by any market;

●	the ability of the Company to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of the Company to obtain regulatory approval for and successfully commercialize Mino-Lok;

●	the cost, timing, and results of our pre-clinical and clinical trials for our other product candidates;

●	our ability to apply for, obtain and maintain required regulatory approvals for our other product candidates;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations;

●	our ability to procure cGMP commercial-scale supply;

●	our dependence on third-party suppliers;

●	ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the Company’s operating results and financial performance;

●	the Company’s ability to manage and grow our business and execution of our business and growth strategies;

●	the competitive environment in the life sciences and biotechnology industry;

●	failure to maintain, protect and defend the Company’s intellectual property rights;

●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting the Company’s business;

●	changes in general economic conditions, geopolitical risk, including as a result of any unexpected global tariffs, pandemic or international conflict, including in the Middle East and between Russia and Ukraine;

●	the effect of the transactions on the Company’s business relationships, operating results, and businesses generally;

●	volatility in the price of the Company’s securities due to a variety of factors, including the Company’s inability to implement its business plans or meet or exceed our financial projections;

●	the outcome of any litigation related to or arising out of the Merger, or any adverse developments therein or delays or costs resulting therefrom; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 27, 2024, as amended on January 27, 2025, and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$26,410	$3,251,880
Inventory	15,339,253	8,268,766
Prepaid expenses	3,008,791	2,700,000
Total Current Assets	18,374,454	14,220,646

Operating lease right-of-use asset, net	922,099	246,247

Deposits	38,062	38,062
In-process research and development	92,800,000	92,800,000
Goodwill	9,346,796	9,346,796
Total Other Assets	102,184,858	102,184,858

Total Assets	$121,481,411	$116,651,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,368,234	$4,927,211
License payable	28,400,000	28,400,000
Accrued expenses	8,779,244	17,027
Accrued compensation	3,184,066	2,229,018
Operating lease liability	145,098	241,547
Total Current Liabilities	49,876,642	35,814,803

Deferred tax liability	7,242,280	6,713,800
Operating lease liability - noncurrent	786,697	21,318
Total Liabilities	57,905,619	42,549,921

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 16,000,000 shares authorized; 8,760,649 and 7,247,243 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	8,761	7,247
Additional paid-in capital	282,705,620	271,440,421
Accumulated deficit	(222,054,969)	(201,370,218)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	60,659,412	70,077,450
Non-controlling interest	2,916,380	4,024,380
Total Equity	63,575,792	74,101,830

Total Liabilities and Equity	$121,481,411	$116,651,751

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	3,766,525	3,605,898	5,893,563	6,227,808
General and administrative	4,792,122	4,285,911	10,179,874	7,946,639
Stock-based compensation – general and administrative	2,702,031	3,078,392	5,226,855	6,136,577
Total Operating Expenses	11,260,678	10,970,201	21,300,292	20,311,024

Operating Loss	(11,260,678)	(10,970,201)	(21,300,292)	(20,311,024)

Other Income
Interest income	13,413	182,205	36,021	435,843
Gain on sale of New Jersey net operating losses	—	2,387,842	—	2,387,842
Total Other Income	13,413	2,570,047	36,021	2,823,685

Loss before Income Taxes	(11,247,265)	(8,400,154)	(21,264,271)	(17,487,339)
Income tax expense	264,240	144,000	528,480	288,000

Net Loss	$(11,511,505)	$(8,544,154)	$(21,792,751)	$(17,775,339)
Net loss attributable to non-controlling interest	595,000	—	1,108,000	—

Net loss applicable to common stockholders	(10,916,505)	(8,544,154)	(20,684,751)	(17,775,339)

Net Loss Per Share - Basic and Diluted	$(1.27)	$(1.34)	$(2.58)	$(2.79)

Weighted Average Common Shares Outstanding
Basic and diluted	8,581,207	6,362,890	8,029,834	6,360,551

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2024	$-	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830
Issuance of common stock, net of costs	-	480,000	480	2,573,571	-	2,574,051	-	2,574,051
Stock-based compensation expense	-	-	-	2,524,824	-	2,524,824	-	2,524,824
Net loss	-	-	-	-	(10,281,246)	(10,281,246)	-	(10,281,246)
Net loss attributable to non-controlling interest	-	-	-	-	513,000	513,000	(513,000)	-
Balance, December 31, 2024	-	7,727,243	7,727	$276,538,816	(211,138,464)	65,408,079	$3,511,380	68,919,459
Issuance of common stock, net of costs	-	1,033,406	1,034	3,464,773	-	3,465,807		3,465,807
Stock-based compensation expense	-	-	-	2,702,031	-	2,702,031	-	2,702,031
Net loss	-	-	-	-	(11,511,505)	(11,511,505)	-	(11,511,505)
Net loss attributable to non-controlling interest	-	-	-	-	595,000	595,000	(595,000)	-
Balance, March 31, 2025	$-	8,760,649	$8,761	$282,705,620	$(222,054,969)	$60,659,412	$2,916,380	$63,575,792

Balance, September 30, 2023	$-	6,354,371	$6,354	$253,056,133	$(162,231,379)	$90,831,108	$600,380	$91,431,488
Issuance of common stock for services	-	4,351	4	76,142	-	76,146	-	76,146
Stock-based compensation expense	-	-	-	3,058,185	-	3,058,185	-	3,058,185
Net loss	-	-	-	-	(9,231,185)	(9,231,185)	-	(9,231,185
Balance, December 31, 2023	-	6,358,722	6,358	256,190,460	(171,462,564)	84,734,254	600,380	85,334,634
Issuance of common stock for services	-	5,069	6	98,073	-	98,079	-	98,079
Stock-based compensation expense	-	-	-	3,078,392	-	3,078,392	-	3,078,392
Net loss	$-	-	-	-	(8,544,154)	(8,544,154)	-	(8,544,154)
Balance, March 31, 2024	$-	6,363,791	$6,364	$259,366,925	$(180,006,718)	$79,366,571	$600,380	$79,966,951

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(21,792,751)	$(17,775,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,226,855	6,136,577
Issuance of common stock for services	-	174,225
Amortization of operating lease right-of-use assets	110,845	101,921
Depreciation	-	1,157
Deferred income tax expense	528,480	288,000
Changes in operating assets and liabilities:
Inventory	(7,070,487)	-
Prepaid expenses	(308,791)	(1,124,618)
Accounts payable	4,441,023	(257,827)
Accrued expenses	8,762,217	(325,096)
Accrued compensation	955,048	(1,033,907)
Operating lease liability	(117,767)	(106,414)
Net Cash Used In Operating Activities	(9,265,328)	(13,921,321)

Cash Flows From Financing Activities:
Net proceeds from common stock offerings	6,039,858	-
Net Cash Provided By Financing Activities	6,039,858	-
Net Change in Cash and Cash Equivalents	(3,225,470)	(13,921,321)
Cash and Cash Equivalents - Beginning of Period	3,251,880	26,480,928
Cash and Cash Equivalents - End of Period	$26,410	$12,559,607
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Operating lease right-of-use asset and liability recorded	$786,697	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

Since our inception, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, the Company’s ability to obtain additional financing, risks related to the development by the Company or its competitors of research and development stage products, regulatory approval and market acceptance of its products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners and the Company’s compliance with governmental and other regulations.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2025, and the results of its operations and cash flows for the three and six months ended March 31, 2025 and 2024. The operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $9,265,328 for the six months ended March 31, 2025. The Company had a negative working capital of approximately $31.5 million at March 31, 2025.

The Company estimates that its available cash resources together with the net proceeds of $1.735 million received on April 2, 2025, from the sale of 465,000 shares of common stock, and pre-funded warrants to purchase 1,274,131 shares of common stock at an offering price of $1.15 and $1.1499, respectively, will be sufficient to fund its operations through May 2025 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company is currently engaged in capital raise initiatives, as well as separate capital raise initiatives through its 92.3% owned subsidiary Citius Oncology in an effort to extend its cash runway. Citius Oncology also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond May 2025, including its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of March 31, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at March 31, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We, through Citius Oncology, will be responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect.

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

Upon FDA approval of LYMPHIR in August 2024, Citius Oncology was subject to approval milestone payments totaling $33.4 million. Citius Oncology paid $5.0 million prior to year end and the remaining balance is reflected as a License Payable on the balance sheet. The $33.4 million was recorded as in-process research and development asset and will be subject to amortization over the regulatory exclusivity period commencing upon revenue generation.

4. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value. Inventory consists of finished goods of $7,092,779, and work in process of $8,246,474 as of March 31, 2025. Inventory consists of finished goods of $6,134,895, and work in process of $2,133,862 as of September 30, 2024. Inventory is all related to the manufacturing of LYMPHIR commercial products to be sold in 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

5. PREPAID EXPENSES

Prepaid expenses at March 31, 2025 consists of $116,161 of prepaid insurance, $192,630 in prepaid annual service fees for manufacturing support and $2,700,000 of advance payments, made for the preparation of long-lead time drug substance and product costs which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sale. Prepaid expenses at September 30, 2024 consists of $2,700,000 of advance payments, made for the preparation of long-lead time drug substance and product costs which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sale.

6. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Authorized Common Stock and Reverse Stock Split

The Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, and (ii) decrease the number of total authorized shares of common stock from 400,000,000 shares to 16,000,000 shares. The reverse stock split was intended for the Company to regain compliance with the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq Capital Market. The reverse stock split became effective on November 25, 2024, and the Company’s Common Stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on November 26, 2024. All share amounts have been retroactively adjusted to reflect the split.

Common Stock Issued for Services

On October 10, 2023, the Company issued 4,351 shares of common stock for media, and public and investor relations services and expensed the $76,146 fair value of the common stock issued.

Common Stock Offerings

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

On January 7, 2025, the Company entered into an agreement with certain institutional investors for the issuance and sale, in a registered direct offering of 743,496 shares of the Company’s common stock and warrants to purchase 743,496 shares of common stock. Gross proceeds received were approximately $3,000,000 and net proceeds were $2,657,167 after deducting for fees and expenses. The shares and warrants were sold at a combined offering price of $4.035. The Offering closed on January 8, 2025.

The Warrants have an exercise price equal to $3.91 per share, are exercisable immediately upon issuance and will expire on January 8, 2030. The estimated fair value of the warrants issued to the investors was approximately $2,091,000.

The Company paid the placement agent 7% of the gross proceeds and granted the placement agent immediately exercisable warrants, to purchase 52,045 shares common stock at $5.0438 per share which expire on January 7, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $138,000.

At the Market Offering Agreement

On August 12, 2024, the Company entered into a sales agreement with HC Wainwright, to sell, from time to time during the term of the agreement the Company’s common shares. During the three months ended March 31, 2025, the Company sold 289,910 shares for gross proceeds of $839,468. Net proceeds after deducting broker fees and other offering expenses were $808,640.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 34,667 shares of common stock. As of March 31, 2025, there were options to purchase 18,484 shares outstanding, options to purchase 2,318 shares were exercised, options to purchase 13,865 shares expired or were forfeited, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 80,000 shares of common stock. As of March 31, 2025, there were options to purchase 67,200 shares outstanding, options to purchase 4,667 shares were exercised, options to purchase 3,733 shares expired or were forfeited, and the remaining 4,400 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 124,400 shares of common stock. As of March 31, 2025, there were options to purchase 66,000 shares outstanding, options to purchase 18,200 shares expired or were forfeited and the remaining 1,400 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of March 31, 2025, options to purchase 330,000 shares were outstanding, options to purchase 18,200 shares expired or were forfeited and the remaining 1,400 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan reserved 481,400 shares of common stock for issuance. As of March 31, 2025, options to purchase 359,400 shares were outstanding, options to purchase 4,000 shares expired or were forfeited and 118,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	656,084	$36.41	7.26 years	$0.00
Granted	185,000	9.50
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2025	841,084	$30.49	7.39 years	$0.00
Exercisable at March 31, 2025	511,018	$40.41	6.36 years	$0.00

On November 7, 2024, the Board of Directors granted options to purchase 158,000 shares to employees, 25,000 shares to directors and 2,000 shares to a consultant at $9.50 per share. The weighted average grant date fair value of the options granted during the six months ended March 31, 2025 was estimated at $7.15 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

At March 31, 2025, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $2,671,679 is expected to be recognized over a weighted average period of 1.64 years.

NoveCite Stock Plan - Under the NoveCite Stock Plan, adopted November 5, 2020, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of March 31, 2025, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021. These options vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 5.89 years and the weighted average exercise price is $0.24 per share. At March 31, 2025, there is no unrecognized compensation cost related to these awards.

Citius Oncology Stock Plan - Under the 2023 Citius Oncology Omnibus Stock Incentive Plan, adopted on April 29, 2023, Citius Oncology reserved 15,000,000 common shares of Citius Oncology for issuance. On August 2, 2024 Citius Oncology reserved an additional 15,000,000 common shares of Citius Oncology for issuance under the 2024 Citius Oncology Omnibus Stock Incentive Plan. The Citius Oncology stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

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

A summary of option activity under the Citius Oncology stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$0.00
Granted	5,750,000	1.07
Forfeited	—
Outstanding at March 31, 2025	18,500,000	$1.81	8.72 years	$—
Exercisable at March 31, 2025	5,135,417	$2.06	8.39 years	$—

The weighted average grant date fair value of the Citius Oncology options granted during the six months ended March 31, 2025 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

At March 31, 2025, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $12,304,857 is expected to be recognized over a weighted average period of 1.64 years.

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $2,702,031 (including $2,088,572 for the Citius Oncology stock plans) and $3,078,392 (including $13,858 for the NoveCite plan and $1,957,000 for the Citius Oncology stock plans). Stock-based compensation expense for the six months ended March 31, 2025 and 2024 was $5,226,855 (including $3,897,050 for the Citius Oncology stock plans) and $6,136,577 (including $33,716 for the NoveCite plan and $3,874,000 for the Citius Oncology stock plans).

Warrants

The Company has reserved 4,254,478 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2025:

	Exercise price	Number	Expiration Dates
August 2018 Offering Investors	$28.75	156,863	August 14, 2025
August 2018 Offering Agent	39.84	7,576	August 8, 2025
April 2019 Offering Investors	35.50	51,780	April 5, 2025
April 2019 Offering Agent	48.28	9,605	April 5, 2025
September 2019 Offering Investors	19.25	111,732	September 27, 2025
September 2019 Offering Underwriter	27.97	7,774	September 27, 2025
February 2020 Exercise Agreement Agent	31.88	5,555	August 19, 2025
May 2020 Offering Investors	25.00	66,824	November 18, 2025
May 2020 Placement Agent	33.20	6,226	May 14, 2025
August 2020 Underwriter	32.81	8,079	August 10, 2025
January 2021 Offering Investors	30.78	123,648	July 27, 2026
January 2021 Offering Agent	40.44	14,065	July 27, 2026
February 2021 Offering Investors	42.50	823,211	February 19, 2026
February 2021 Offering Agent	47.03	100,256	February 19, 2026
May 2023 Offering Investors	37.50	500,000	May 8, 2028
May 2023 Offering Agent	37.50	35,000	May 3, 2028
April 2024 Offering Investors	18.75	857,143	October 30, 2029
April 2024 Offering Agent	21.875	60,000	April 25, 2029
November 2024 Offering Investors	6.25	480,000	November 18, 2029
November 2024 Offering Agent	7.8125	33,600	November 15, 2029
January 2025 Offering Investors	3.91	743,496	January 8, 2030
January 2025 Offering Agent	5.0438	52,045	January 7, 2030
		4,254,478

At March 31, 2025, the weighted average remaining life of the outstanding warrants is 3.10 years, all warrants are exercisable, and there was no aggregate intrinsic value for the warrants outstanding.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company excluding all subsidiaries as of March 31, 2025 is as follows:

Stock plan options outstanding	841,084
Stock plan shares available for future grants	118,000
Warrants outstanding	4,254,478
Total	5,213,562

7. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $2,387,842 for the six months ended March 31, 2024, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective July 1, 2019, Citius Pharma entered into a 76-month lease for office space in Cranford, NJ. On February 28, 2025, we extended the lease until February 28, 2030. A right-of-use asset of $786,697 was recognized as a non-cash asset addition on the lease amendment date. We pay our proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Operating lease cost	$119,412	$119,411
Variable lease cost	8,631	2,468
Total lease cost	$128,043	$121,879

Other information
Weighted-average remaining lease term - operating leases	4.9 Years	1.6 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,	March 31, 2025
2025 (excluding the 6 months ended March 31, 2025)	$106,493
2026	192,740
2027	232,827
2028	237,686
2029	242,545
2030	102,849
Total lease payments	1,115,140
Less: interest	(183,345)
Present value of lease liabilities	$931,795

Leases	Classification	March 31, 2025	September 30, 2024
Assets
Lease asset	Operating	$922,099	$246,247
Total lease assets		$922,099	$246,247

Liabilities
Current	Operating	$145,098	$241,547
Non-current	Operating	786,697	21,318
Total lease liabilities		$931,795	$262,865

Interest expense on the lease liability was $8,567 and $17,490 for the six months ended March 31, 2025 and 2024, respectively.

Commercial Manufacturing Contracts

The Company has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of March 31, 2025, the total minimum purchase commitment under this agreement was approximately $17.3 million consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively.

As of March 31, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar year 2025 and $1.6 million in 2026.

9. MERGER AGREEMENT

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

11. SUBSEQUENT EVENTS

Registered Direct Offering

On April 2, 2025, the Company sold 465,000 shares of common stock, and pre-funded warrants to purchase 1,274,131 shares of common stock at an offering price of $1.15 and $1.1499, respectively. Net proceeds of the offering were approximately $1.735 million.

The pre-funded warrants are exercisable immediately at $0.0001 per share and shall remain exercisable until exercised in full. A holder will not have the right to exercise, if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the common stock; provided that upon 61 days’ notice, the holder may increase the beneficial ownership limitation to 9.99%.

H.C. Wainwright and Co., LLC acted as the Company’s exclusive placement agent in connection with the Offering. The Company agreed to pay a cash fee of 7.0% of the gross proceeds, $25,000 for legal fees, $10,000 for expenses and $10,000 for a clearing fee. In addition, the Company granted placement agent warrants to purchase 121,739 shares of common stock. The placement agent warrants have an exercise price equal to $1.4375 per share, are exercisable six months after issuance and will expire after five years. If there is no effective registration statement for the resale of the shares issuable upon exercise of the placement agent warrants, holders may elect a “cashless” exercise, whereby they would receive the net number of shares of common stock determined according to a formula set forth in the placement agent warrants. On the expiration date of the placement agent warrants, any warrants outstanding will be automatically exercised via cashless exercise.

Series A Preferred Stock

On April 17, 2025, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Leonard Mazur (the “Purchaser”), the Chairman and Chief Executive Officer of the Company, pursuant to which the Company agreed to issue and sell one share of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), to the Purchaser for a purchase price of $100. The sale closed on April 17, 2025. The share of Series A Preferred Stock was issued to the Purchaser in connection with the special meeting of the stockholders of the Company (the “Special Meeting”), which has been called by the board of directors of the Company (the “Board”) for June 9, 2025, for the purpose of approving an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of shares of the Company’s authorized common stock from 16,000,000 to 250,000,000 (the “Authorized Share Increase”).

On April 17, 2025, the Company filed a certificate of designation (the “Certificate of Designation”) with the Nevada Secretary of State, effective as of the time of filing, designating the powers, rights, privileges and restrictions of the shares of Series A Preferred Stock. The Certificate of Designation provides that each share of Series A Preferred Stock will have 1,000,000,000 votes and will vote together with the outstanding shares of Common Stock as a single class, exclusively with respect to the Authorized Share Increase proposal and shall not be entitled to vote on any other matter. The Series A Preferred Stock will be voted, without action by the holder, on the Authorized Share Increase in the same proportion as the aggregate votes cast by holders of Common Stock “for” and “against” the proposal. The Series A Preferred Stock otherwise has no other voting rights, including in respect of any other proposal, except as otherwise mandated by applicable law. The voting power attributable to the Series A Preferred Stock will be disregarded for purposes of determining whether a quorum is present at the Special Meeting, and the establishment of a quorum at the Special Meeting will be determined only with reference to the Common Stock.

The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, change-of-control, dissolution or winding up of the Company, in each case whether voluntarily or involuntarily. The Series A Preferred Stock will not entitle its holder to receive dividends of any kind.

The outstanding share of Series A Preferred Stock will be redeemed upon the earlier to occur of (i) the order of the Board in its sole discretion, and (ii) automatically and effective immediately after the publishing or announcement by the Company of the final results of a stockholder vote on the Authorized Stock Increase. Upon such redemption, the Purchaser will receive aggregate consideration of $100 (i.e., the Purchaser’s original purchase price).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $73,400,000 represents the value of our exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation in 2025.

Through March 31, 2025, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of March 31, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at March 31, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. The Company, through Citius Oncology, was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of the BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We, through Citius Oncology, are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared with the three months ended March 31, 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$-	$-

Operating expenses:
Research and development	3,766,525	3,605,898
General and administrative	4,792,122	4,285,911
Stock-based compensation expense	2,702,031	3,078,392
Total operating expenses	11,260,678	10,970,201

Operating loss	(11,260,678)	(10,970,201)
Interest income	13,413	182,205
Gain on sale of New Jersey net operating losses	-	2,387,842

Loss before income taxes	(11,247,265)	(8,400,154)
Income tax expense	264,240	144,000
Net loss	$(11,511,505)	$(8,544,154)

Revenues

We did not generate any revenues for the three months ended March 31, 2025 or 2024.

Research and Development Expenses

For the three months ended March 31, 2025, research and development expenses were $3,766,525 as compared to $3,605,898 during the three months ended March 31, 2024, an increase of $160,627.

Research and development costs for Mino-Lok decreased by $1,515,717 to $122,570 for the three months ended March 31, 2025 as compared to $1,638,287 for the three months ended March 31, 2024, due primarily to decreased costs since the completion of the Phase 3 trial. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $201,970 to $0 for the three months ended March 31, 2025, as compared to $201,970 for the three months ended March 31, 2024 due to lower costs since the completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR were $3,641,479 during the three months ended March 31, 2025, as compared to $1,760,916 for the three months ended March 31, 2024. The $1,880,563 increase in expenses was primarily due to costs associated with the expense of a drug substance batch needed for the pre license inspection of the manufacturer.

We expect that research and development expenses will decrease in fiscal 2025 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the three months ended March 31, 2025, general and administrative expenses were $4,792,122 as compared to $4,285,911 during the three months ended March 31, 2024. General and administrative expenses increased by $506,211 in comparison with the prior period. The primary reason for the increase were higher costs for pre-launch commercial activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2025 stock-based compensation expense was $2,702,031 as compared to $3,078,392 for the three months ended March 31, 2024. Stock-based compensation expense includes $2,088,572 for the Citius Oncology plan for the three months ended March 31, 2025 and $1,957,000 for the Citius Oncology plan and $13,858 for the NoveCite Stock plan for the three months ended March 31, 2024. Stock-based compensation expense for the most recently completed quarter decreased by $376,361 in comparison to the prior period primarily due to lower costs for the Citius Pharma stock plans.

Other Income

Interest income for the three months ended March 31, 2025 was $13,413 as compared to interest income of $182,205 for the prior period. The decrease is due to lower average investable balances of the remaining proceeds of our equity offerings in money market accounts. Other income for the three months ended March 31, 2024 included a gain of $2,387,842 recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $264,240 and $144,000 for the three months ended March 31, 2025 and 2024, respectively. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the three months ended March 31, 2025, we incurred a net loss of $11,511,505, compared to a net loss for the three months ended March 31, 2024 of $8,544,154. The $2,967,351 increase in the net loss was primarily due to the increases of $160,627 in research and development and $506,211 in general and administrative expenses and the decrease in other income of $2,556,634.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Revenues	$-	$-

Operating expenses:
Research and development	5,893,563	6,227,808
General and administrative	10,179,874	7,946,639
Stock-based compensation expense	5,226,855	6,136.577
Total operating expenses	21,300,292	20,311,024

Operating loss	(21,300,292)	(20,311,024)
Interest income	36,021	435,843
Gain on sale of New Jersey net operating losses	-	2,387,842

Loss before income taxes	(21,264,271)	(17,487,339)
Income tax expense	528,480	288,000
Net loss	$(21,792,751)	$(17,775,339)

Revenues

We did not generate any revenues for the six months ended March 31, 2025 or 2024.

Research and Development Expenses

For the six months ended March 31, 2025, research and development expenses were $5,893,563 as compared to $6,227,808 during the six months ended March 31, 2024, a decrease of $334,245.

Research and development costs for Mino-Lok decreased by $2,022,325 to $507,586 for the six months ended March 31, 2025 as compared to $2,529,911 for the three months ended March 31, 2024, due primarily to decreased costs since the completion of the Phase 3 trial. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future an NDA submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $437,846 to $10,696 for the six months ended March 31, 2025 as compared to $448,542 the six months ended March 31, 2024 due to lower costs since the completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss the next steps in the clinical development program.

Research and development costs for LYMPHIR were $5,369,019 during the six months ended March 31, 2025 as compared to $3,233,380 for the six months ended March 31, 2024. The $2,135,639 increase in expenses was primarily due to costs associated with the expense of a drug substance batch needed for the pre license inspection of the manufacturer.

We expect that research and development expenses will continue to decrease in fiscal 2025 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the six months ended March 31, 2025, general and administrative expenses were $10,179,874 as compared to $7,946,639 during the six months ended March 31, 2024. General and administrative expenses increased by $2,233,235 in comparison with the prior period. The primary reason for the increase were higher costs for pre-launch commercial activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the six months ended March 31, 2025 stock-based compensation expense was $5,226,855 as compared to $6,136,577 for the six months ended March 31, 2024. Stock-based compensation expense includes $3,897,050 for the Citius Oncology plan for the six months ended March 31, 2025 and $3,874,000 for the Citius Oncology plan and $33,716 for the NoveCite Stock plan for the six months ended March 31, 2024. Stock-based compensation expense for the six months ended March 31, 2025 decreased by $909,722 in comparison to the prior period primarily due to lower costs for the Citius Pharma stock plans.

Other Income

Interest income for the six months ended March 31, 2025 was $36,021 as compared to interest income of $435,843 for the prior period. The decrease is due to lower average investable balances of the remaining proceeds of our equity offerings in money market accounts. Other income for the six months ended March 31, 2024 included a gain of $2,387,842 recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $528,480 and $288,000 for the six months ended March 31, 2025 and 2024, respectively. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the six months ended March 31, 2025, we incurred a net loss of $21,792,751, compared to a net loss for the six months ended March 31, 2024 of $17,775,339. The $4,017,412 increase in the net loss was primarily due to the increase of $2,233,235 in general and administrative expenses, the decrease in other income of 2,787,664 partially offset by lower research and development expense of $334,245 and lower stock-based compensation expense of $909,722.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred a net loss of $21,792,751 for the six months ended March 31, 2025. At March 31, 2025, Citius Pharma had an accumulated deficit of $222,054,969. Citius Pharma’s net cash used in operations during the six months ended March 31, 2025 was $9,265,328.

The Company had a negative working capital of approximately $31.5 million at March 31, 2025. At March 31, 2025, Citius Pharma had cash and cash equivalents of $26,410 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the six months ended March 31, 2025, the Company received net proceeds of $6,039,858 from the issuance of equity. Our primary uses of operating cash have been for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Until Citius Oncology raises adequate capital through equity financings from outside investors and/or generates revenue from the future sales of LYMPHIR, Citius Pharma plans to continue to fund Citius Oncology. Citius Oncology has also retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Oncology will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to it or that it will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

We need to obtain substantial additional financing in order to satisfy the outstanding milestone payment obligations for LYMPHIR, for which Citius Pharma is a guarantor of Citius Oncology’s obligations, as well as fund the minimum purchase commitments under the Citius Oncology agreements for the manufacture and supply of LYMPHIR, and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of March 31, 2025, these outstanding milestone payments and purchase commitments for 2025 include:

●	Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of March 31, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

●	Citius Oncology has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement Citius Oncology is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of March 31, 2025, the total minimum purchase commitment under this agreement was approximately $17.3 million, consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively.

●	As of March 31, 2025, Citius Oncology also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar years 2025 and $1.6 million in 2026.

On April 2, 2025, Citius Pharma closed on a registered direct offering to an institutional investor of our common stock and pre-funded warrants to purchase common stock. The net proceeds to the Company from the offering were approximately $1.735 million, after deducting placement agent fees and other offering expenses payable by the Company.

After giving effect to the April 2, 2025 financing, we expect that we will have sufficient funds to continue our operations through May 2025. We will need to raise additional capital in the future to support our operations beyond May 2025. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except for the below, there have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025.

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements, which was included in our Annual Report on Form 10-K for the year ended September 30, 2024, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the fiscal year ended September 30, 2024 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

After giving effect to the Citius Pharma financing in April 2025, we expect to have sufficient funds to continue our operations through May 2025. We will need to raise additional capital in the future to support our operations beyond May 2025. The Company’s continued operations beyond May 2025, including our commercialization of LYMPHIR, will depend on our ability to successfully launch and generate substantial revenue from the sale of LYMPHIR and on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our Common Stock and make it more difficult to obtain financing. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there will be a material adverse effect on its business, including the dissolution and liquidation of our Company. Further, the Company expects in the future to incur additional expenses as we continue our efforts to commercialize LYMPHIR and protect our intellectual property.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 18, 2014).

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 21, 2016).

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 8, 2017).

3.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 22, 2021).

3.5	Certificate of Change filed with the Secretary of State of Nevada on November 22, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 26, 2024).

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 18,2025).

3.7	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.(incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 9, 2018).

3.8	Amendment to the Amended and Restated Bylaws of Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on April 18, 2025).

4.1	Form of Pre-funded Warrant issued on April 2, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 2, 2025).

4.2	Form of Placement Agent Warrant issued on April 2, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 2, 2025).

10.1	Form of Securities Purchase Agreement, dated as of April 1, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 2, 2025).

10.2	Subscription and Investment Representation Agreement, dated April 17, 2025, by and between Citius Pharmaceuticals, Inc. and Leonard Mazur (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 18,2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 14, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)