Form 10-Q
period 2025-06-30
Citius Pharmaceuticals, Inc.
filed 2025-08-12
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 11, 2025, there were 17,012,191 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	the Company’s need for substantial additional funds and its ability to raise those funds;

●	the ability of Citius Oncology to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services, which will require raising additional funds;

●	the ability of the Company to recognize the anticipated benefits of the Merger (as defined herein), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ongoing evaluations of strategic alternatives;

●	the estimated markets for LYMPHIR, Mino-Lok or any of our future product candidates and the acceptance thereof by any market;

●	the ability of the Company to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of the Company to obtain regulatory approval for and successfully commercialize Mino-Lok;

●	the cost, timing, and results of our pre-clinical and clinical trials for our other product candidates;

●	our ability to apply for, obtain and maintain required regulatory approvals for our other product candidates;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations;

●	our ability to procure cGMP commercial-scale supply;

●	our dependence on third-party suppliers;

●	our ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the Company’s operating results and financial performance;

●	the Company’s ability to manage and grow our business and execution of our business and growth strategies;

●	the competitive environment in the life sciences and biotechnology industry;

●	failure to maintain, protect and defend the Company’s intellectual property rights;

●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting the Company’s business;

●	changes in general economic conditions, global trade conditions, including the level of tariffs imposed by governments, geopolitical risk, including as a result of any unexpected global tariffs, pandemic or international conflict, including in the Middle East and between Russia and Ukraine;

●	the effect of the transactions on the Company’s business relationships, operating results, and businesses generally;

●	the volatility in the price of the Company’s securities due to a variety of factors, including the Company’s inability to implement its business plans or meet or exceed our financial projections;

●	the outcome of any litigation related to or arising out of the Merger, or any adverse developments therein or delays or costs resulting therefrom; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 27, 2024, as amended on January 27, 2025, and our most recent Quarterly Report on Form 10-Q for the six months ended March 31, 2025, filed with the SEC on May 14, 2025 and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,089,126	$3,251,880
Inventory	17,208,967	8,268,766
Prepaid expenses	1,313,176	2,700,000
Total Current Assets	24,611,269	14,220,646

Operating lease right-of-use asset, net	880,732	246,247

Deposits	38,062	38,062
In-process research and development	92,800,000	92,800,000
Goodwill	9,346,796	9,346,796
Total Other Assets	102,184,858	102,184,858

Total Assets	$127,676,859	$116,651,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,094,042	$4,927,211
License payable	28,400,000	28,400,000
Accrued expenses	8,523,675	17,027
Accrued compensation	3,710,041	2,229,018
Note payable	1,000,000	-
Operating lease liability	114,694	241,547
Total Current Liabilities	51,842,452	35,814,803

Deferred tax liability	7,506,520	6,713,800
Operating lease liability - noncurrent	766,957	21,318
Total Liabilities	60,115,929	42,549,921

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 250,000,000 and 16,000,000 shares authorized; 14,475,029 and 7,247,243 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	14,475	7,247
Additional paid-in capital	295,888,916	271,440,421
Accumulated deficit	(230,844,841)	(201,370,218)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	65,058,550	70,077,450
Non-controlling interest	2,502,380	4,024,380
Total Equity	67,560,930	74,101,830

Total Liabilities and Equity	$127,676,859	$116,651,751

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	1,621,325	2,763,865	7,514,888	8,991,673
General and administrative	4,447,008	4,808,551	14,626,882	12,755,190
Stock-based compensation – general and administrative	2,719,674	3,061,763	7,946,529	9,198,340
Total Operating Expenses	8,788,007	10,634,179	30,088,299	30,945,203

Operating Loss	(8,788,007)	(10,634,179)	(30,088,299)	(30,945,203)

Other Income (Expense)
Interest income	20,637	204,843	56,658	640,686
Gain on sale of New Jersey net operating losses	—	—	—	2,387,842
Interest expense	(172,262)	—	(172,262)	—
Total Other Income (Expense)	(151,625)	204,843	(115,604)	3,028,528

Loss before Income Taxes	(8,939,632)	(10,429,336)	(30,203,903)	(27,916,675)
Income tax expense	264,240	144,000	792,720	432,000

Net Loss	(9,203,872)	(10,573,336)	(30,996,623)	(28,348,675)
Deemed dividend on warrant extension	—	321,559	—	321,559
Net loss attributable to non-controlling interest	414,000	—	1,522,000	—

Net loss applicable to common stockholders	$(8,789,872)	$(10,894,895)	$(29,474,623)	$(28,670,234)

Net Loss Per Share - Basic and Diluted	$(0.80)	$(1.57)	$(3.27)	$(4.37)

Weighted Average Common Shares Outstanding
Basic and diluted	11,006,896	6,954,278	9,020,356	6,557,892

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non- Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2024	$-	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830
Issuance of common stock, net of costs	-	480,000	480	2,573,571	-	2,574,051	-	2,574,051
Stock-based compensation expense	-	-	-	2,524,824	-	2,524,824	-	2,524,824
Net loss	-	-	-	-	(10,281,246)	(10,281,246)	-	(10,281,246)
Net loss attributable to non-controlling interest	-	-	-	-	513,000	513,000	(513,000)	-
Balance, December 31, 2024	-	7,727,243	7,727	276,538,816	(211,138,464)	65,408,079	3,511,380	68,919,459
Issuance of common stock, net of costs	-	1,033,406	1,034	3,464,773	-	3,465,807		3,465,807
Stock-based compensation expense	-	-	-	2,702,031	-	2,702,031	-	2,702,031
Net loss	-	-	-	-	(11,511,505)	(11,511,505)	-	(11,511,505)
Net loss attributable to non-controlling interest	-	-	-	-	595,000	595,000	(595,000)	-
Balance, March 31, 2025	-	8,760,649	8,761	282,705,620	(222,054,969)	60,659,412	2,916,380	63,575,792
Issuance of common stock, net of costs of $177,420	-	2,185,249	2,185	3,292,261	-	3,294,446	-	3,294,446
Issuance of common stock and pre-funded warrants in April 2025 registered direct offering, net of costs of $256,116	-	465,000	465	1,743,292	-	1,743,757	-	1,743,757
Issuance of common stock and pre-funded warrants in June 2025 registered direct offering, net of costs of $571,126	-	540,000	540	5,430,296	-	5,430,836	-	5,430,836
Issuance of common stock upon exercise of pre-funded warrants	-	2,524,131	2,524	(2,227)	-	297	-	297
Sale of Series A preferred stock	100	-	-	100	-	100	-	100
Redemption of Series A preferred stock	(100)	-	-	(100)	-	(100)	-	(100)
Stock-based compensation expense	-	-	-	2,719,674	-	2,719,674	-	2,719,674
Net loss	-	-	-	-	(9,203,872)	(9,203,872)	-	(9,203,872)
Net loss attributable to non-controlling interest	-	-	-	-	414,000	414,000	(414,000)	-
Balance, June 30, 2025	$-	14,475,029	$14,475	$295,888,916	$(230,844,841)	$65,058,550	$2,502,380	$67,560,930

Balance, September 30, 2023	$-	6,354,371	$6,354	$253,056,133	$(162,231,379)	$90,831,108	$600,380	$91,431,488
Issuance of common stock for services	-	4,351	4	76,142	-	76,146	-	76,146
Stock-based compensation expense	-	-	-	3,058,185	-	3,058,185	-	3,058,185
Net loss	-	-	-	-	(9,231,185)	(9,231,185)	-	(9,231,185)
Balance, December 31, 2023	-	6,358,722	6,358	256,190,460	(171,462,564)	84,734,254	600,380	85,334,634
Issuance of common stock for services	-	5,069	6	98,073	-	98,079	-	98,079
Stock-based compensation expense	-	-	-	3,078,392	-	3,078,392	-	3,078,392
Net loss	-	-	-	-	(8,544,154)	(8,544,154)	-	(8,544,154)
Balance, March 31, 2024	-	6,363,791	6,364	259,366,925	(180,006,718)	79,366,571	600,380	79,966,951
Issuance of common stock for services	-	6,000	6	109,944	-	109,950	-	109,950
Issuance of common stock in registered direct offering, net of costs of $1,281,051	-	857,143	857	13,718,094	-	13,718,951	-	13,718,951
Issuance of common stock upon cashless exercise of stock options	-	2,082	2	(2)	-	-	-	-
Stock-based compensation expense	-	-	-	3,061,763	-	3,061,763	-	3,061,763
Net loss	-	-	-	-	(10,573,336)	(10,573,336)	-	(10,573,336)
Balance, June 30, 2024	$-	7,229,016	$7,229	$276,256,724	$(190,580,054)	$85,683,899	$600,380	$86,284,279

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(30,996,623)	$(28,348,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,946,529	9,198,340
Issuance of common stock for services	—	284,175
Amortization of operating lease right-of-use asset	152,212	154,494
Depreciation	—	1,432
Deferred income tax expense	792,720	432,000
Changes in operating assets and liabilities:
Inventory	(8,940,201)	—
Prepaid expenses	1,386,824	(2,205,091)
Accounts payable	5,166,831	(1,263,998)
Accrued expenses	8,506,648	74,185
Accrued compensation	1,481,023	(454,315)
Operating lease liability	(167,911)	(161,234)
Net Cash Used In Operating Activities	(14,671,948)	(22,288,687)

Cash Flows From Financing Activities:
Net proceeds from common stock offerings	16,509,194	13,718,951
Proceeds from sale of Series A preferred stock	100	—
Redemption of Series A preferred stock	(100)	—
Proceeds from note payable and advance from employee	1,300,000	—
Repayment of advance from employee	(300,000)	—
Net Cash Provided By Financing Activities	17,509,194	13,718,951
Net Change in Cash and Cash Equivalents	2,837,246	(8,569,736)
Cash and Cash Equivalents - Beginning of Period	3,251,880	26,480,928
Cash and Cash Equivalents - End of Period	$6,089,126	$17,911,192
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Operating lease right-of-use asset and liability recorded	$786,697	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2025, and the results of its operations and cash flows for the three and nine months ended June 30, 2025 and 2024. The operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced negative cash flows from operations of $14,671,948 for the nine months ended June 30, 2025. The Company had a negative working capital of approximately $27.2 million at June 30, 2025.

The Company estimates that its available cash resources will be sufficient to fund its operations through September 2025 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The Company is currently engaged in capital raising initiatives, as well as separate capital raising initiatives through its 84.3% owned subsidiary Citius Oncology in an effort to extend its cash runway. Citius Oncology also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond September 2025, including its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in both 2025 and 2024.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million was due as of June 30, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. On July 10, 2025, Citius Pharma made a payment of $1,000,000 to Dr. Reddy’s against the outstanding milestone approval fee. On July 28, 2025, Citius Oncology made a payment of $1,250,000 to Dr. Reddy’s against the outstanding milestone approval fees.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at June 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We, through Citius Oncology, will be responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the nine months ended June 30, 2025, Citius Oncology recorded $160,755 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On July 15, 2025, Citius Pharma made a payment of $1,091,167.12 to Eisai for the outstanding milestone approval fee and accumulated interest associated with the letter agreement. On July 21, 2025, Citius Oncology made a payment to Eisai of $1,616,521.96 for other certain invoices and accumulated interest associated with the letter agreement.

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

4. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value. Inventory consists of finished goods of $8,962,493, and work in process of $8,246,474 as of June 30, 2025. Inventory consists of finished goods of $6,134,895, and work in process of $2,133,862 as of September 30, 2024. Inventory is all related to the manufacturing of LYMPHIR commercial products expected to be sold commencing in the fourth quarter of 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

5. PREPAID EXPENSES

Prepaid expenses at June 30, 2025 consists of $84,756 of prepaid insurance, $128,420 in prepaid annual service fees for manufacturing support and $1,100,000 of advance payments, made for the preparation of long-lead time drug substance and product costs which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sale. Prepaid expenses at September 30, 2024 consists of $2,700,000 of advance payments, made for the preparation of long-lead time drug substance and product costs which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sale.

6. NOTE PAYABLE AND ADVANCE FROM EMPLOYEE

On June 2, 2025, The Company borrowed $1,000,000 from an unrelated lender. The note payable is due in full on December 2, 2025 with interest at 15% compounded monthly. Leonard Mazur (Chairman and Chief Executive Officer of the Company) personally guaranteed repayment of the note. Interest expense for the three and nine months ended June 30, 2025 was $11,507.

On May 28, 2025, an employee provided a $300,000 non-interest-bearing advance to the Company. On June 5, 2025, the Company repaid the employee in full.

7. COMMON STOCK, STOCK OPTIONS AND WARRANTS

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

Series A Preferred Stock and Authorized Common Stock

On April 17, 2025, the Company entered into an agreement with Leonard Mazur (Chairman and Chief Executive Officer of the Company), pursuant to which the Company sold one share of Series A Preferred Stock, par value $0.001 per share for $100 to Mr. Mazur. The Series A Preferred Stock was sold in connection with the June 9, 2025 special meeting of the stockholders for the purpose of approving an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of shares of the Company’s authorized common stock from 16,000,000 to 250,000,000. The Company’s stockholders approved the authorized share increase on June 9, 2025.

On April 17, 2025, the Company filed a certificate of designation with the Nevada Secretary of State, designating the powers, rights, privileges and restrictions of the Series A Preferred Stock. The certificate provides that each share of Series A Preferred Stock will have 1,000,000,000 votes and will vote together with the outstanding shares of Common Stock as a single class, exclusively with respect to the authorized share increase proposal and shall not be entitled to vote on any other matter. The Series A Preferred Stock will be voted on the authorized share increase in the same proportion as the aggregate votes cast by holders of common stock “for” and “against” the proposal. The Series A Preferred Stock otherwise has no other voting rights, including in respect of any other proposal. The voting power attributable to the Series A Preferred Stock will be disregarded for purposes of determining whether a quorum is present at the special meeting, and the establishment of a quorum at the special meeting will be determined only with reference to the common stock.

Pursuant to its terms, on June 9, 2025, the outstanding share of Series A Preferred Stock was redeemed automatically for $100 after the Company published the final results of the stockholder vote on the authorized stock increase.

Common Stock Issued for Services

On October 10, 2023, the Company issued 4,351 shares of common stock for media, and public and investor relations services and expensed the $76,146 fair value of the common stock issued.

Common Stock Offerings

On November 15, 2024, the Company entered into an agreement with certain institutional investors for the issuance and sale, in a registered direct offering of 480,000 shares of common stock and warrants to purchase 480,000 shares of common stock. Gross proceeds were $3,000,000 and net proceeds were $2,574,051 after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $6.25. The immediately exercisable warrants have an exercise price of $6.25 per share and expire on November 19, 2029. The estimated fair value of the warrants issued to the investors was approximately $1,575,000.

The Company paid the placement agent 7% of the gross proceeds and granted the placement agent immediately exercisable warrants to purchase 33,600 shares of common stock at an exercise price is $7.8125 per share which expire on November 15, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $104,000.

On January 7, 2025, the Company entered into an agreement with certain institutional investors for the issuance and sale, in a registered direct offering of 743,496 shares of common stock and warrants to purchase 743,496 shares of common stock. Gross proceeds were approximately $3,000,000 and net proceeds were $2,657,167 after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $4.035. The immediately exercisable warrants have an exercise price of $3.91 per share and expire on January 8, 2030. The estimated fair value of the warrants issued to the investors was approximately $2,091,000.

The Company paid the placement agent 7% of the gross proceeds and granted the placement agent immediately exercisable warrants, to purchase 52,045 shares of common stock at $5.0438 per share which expire on January 7, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $138,000.

On April 1, 2025, the Company sold 465,000 shares of common stock, and pre-funded warrants to purchase 1,274,131 shares of common stock at an offering price of $1.15 and $1.1499. Gross proceeds were $1,999,873 and net proceeds were $1,743,757 after deducting fees and expenses. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. All 1,274,131 of the pre-funded warrants were exercised during the three months ended June 30, 2025.

The Company paid the placement agent 7% of the gross proceeds and granted the placement agent warrants to purchase 121,739 shares of common stock at $1.4375 per share which are exercisable commencing on October 2, 2025 and expire on April 1, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $100,000.

On June 11, 2025, the Company sold 540,000 shares of common stock, and pre-funded warrants to purchase 4,380,000 shares of common stock at offering prices of $1.22 and $1.2199, respectively, along with immediately exercisable two-year warrants to purchase 9,840,000 shares of common stock at $1.00 per share. On the expiration date, any warrants outstanding will be exercised via cashless exercise. Gross proceeds were $6,001,962 and net proceeds of the offering were $5,430,836 after deducting fees and expenses. The pre-funded warrants are exercisable immediately at $0.0001 per share and do not expire. A holder may not exercise, if they would beneficially own in excess of 4.99% of the common stock; provided that upon 61 days’ notice, the holder may increase the beneficial ownership limitation to 9.99%. 1,250,000 of the pre-funded warrants were exercised during the three months ended June 30, 2025. The estimated fair value of the 9,840,000 warrants issued to the investors was approximately $4,867,000.

The Company paid the placement agent a fee of $420,168 and other fees and expenses were $150,958. In addition, the Company granted placement agent warrants to purchase 344,400 shares of common stock at an exercise price equal to $1.525 per share. The warrants are exercisable six months after issuance and expire after five years. On the expiration date, any warrants outstanding will be exercised via cashless exercise. The estimated fair value of the warrants issued to the placement agent was approximately $222,000.

At the Market Offering Agreement

On August 12, 2024, the Company entered into a sales agreement, to sell, from time to time during the term of the agreement the Company’s common shares.

During the three months ended March 31, 2025, the Company sold 289,910 shares for gross proceeds of $839,468. Net proceeds after deducting broker fees and other offering expenses were $808,640.

During the three months ended June 30, 2025, the Company sold 2,185,249 shares for gross proceeds of $3,471,866. Net proceeds after deducting broker fees and other offering expenses were $3,294,446.

Stock Option Plans

Pursuant to our 2014 Stock Incentive Plan, we reserved 34,667 shares of common stock. As of June 30, 2025, there were options to purchase 16,910 shares outstanding, options to purchase 2,318 shares were exercised, options to purchase 15,439 shares expired or were forfeited, and no shares were available for future grants.

Pursuant to our 2018 Omnibus Stock Incentive Plan, we reserved 80,000 shares of common stock. As of June 30, 2025, there were options to purchase 67,200 shares outstanding, options to purchase 4,667 shares were exercised, options to purchase 3,733 shares expired or were forfeited, and the remaining 4,400 shares were transferred to the 2020 Omnibus Stock Incentive Plan (“2020 Plan”).

Pursuant to our 2020 Plan, we reserved 124,400 shares of common stock. As of June 30, 2025, there were options to purchase 66,000 shares outstanding, options to purchase 8,800 shares expired or were forfeited and the remaining 49,600 shares were transferred to the 2021 Omnibus Stock Incentive Plan (“2021 Stock Plan”).

Pursuant to our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of June 30, 2025, options to purchase 330,000 shares were outstanding, options to purchase 18,200 shares expired or were forfeited and the remaining 1,400 shares were transferred to the 2023 Omnibus Stock Incentive Plan (“2023 Stock Plan”).

In November 2022, our Board approved the 2023 Stock Plan, subject to stockholder approval, which was received on February 7, 2023. The 2023 Stock Plan reserved 481,400 shares of common stock for issuance. As of June 30, 2025, options to purchase 359,400 shares were outstanding, options to purchase 4,000 shares expired or were forfeited and 118,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	656,084	$36.41	7.26 years	$0.00
Granted	185,000	9.50
Exercised	-	-
Forfeited or expired	(1,574)	242.80
Outstanding at June 30, 2025	839,510	$30.09	7.15 years	$0.00
Exercisable at June 30, 2025	512,009	$39.73	6.13 years	$0.00

On November 7, 2024, the Board of Directors granted options to purchase 158,000 shares to employees, 25,000 shares to directors and 2,000 shares to a consultant at $9.50 per share. The weighted average grant date fair value of the options granted during the nine months ended June 30, 2025 was estimated at $7.15 per share. These options vest over terms of 12 to 36 months and have a term of 10 years.

At June 30, 2025, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $2,077,242 is expected to be recognized over a weighted average period of 1.54 years.

NoveCite Stock Plan - Under the NoveCite Stock Plan, adopted November 5, 2020, we reserved 2,000,000 common shares of NoveCite for issuance. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of June 30, 2025, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021. These options vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 5.64 years and the weighted average exercise price is $0.24 per share. At June 30, 2025, there is no unrecognized compensation cost related to these awards.

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

A summary of option activity under the Citius Oncology stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$0.00
Granted	5,750,000	1.07
Forfeited	(333,333)	1.74
Outstanding at June 30, 2025	18,166,667	$1.82	8.43 years	$46,051,667
Exercisable at June 30, 2025	5,554,167	$1.99	8.13 years	$13,098,333

The weighted average grant date fair value of the Citius Oncology options granted during the nine months ended June 30, 2025 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

At June 30, 2025, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $9,909,073 is expected to be recognized over a weighted average period of 1.41 years.

Stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $2,719,674 (including $2,125,237 for the Citius Oncology stock plans) and $3,061,763 (including $13,858 for the NoveCite plan and $1,957,000 for the Citius Oncology stock plans). Stock-based compensation expense for the nine months ended June 30, 2025 and 2024 was $7,946,529 (including $6,022,287 for the Citius Oncology stock plans) and $9,198,340 (including $47,574 for the NoveCite plan and $5,831,000 for the Citius Oncology stock plans).

Warrants

The Company has reserved 17,623,006 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2025:

	Exercise price	Number	Expiration Dates
August 2018 Offering Investors	$28.75	156,863	August 14, 2025
August 2018 Offering Agent	39.84	7,576	August 8, 2025
September 2019 Offering Investors	19.25	111,732	September 27, 2025
September 2019 Offering Underwriter	27.97	7,774	September 27, 2025
February 2020 Exercise Agreement Agent	31.88	5,555	August 19, 2025
May 2020 Offering Investors	25.00	66,824	November 18, 2025
August 2020 Underwriter	32.81	8,079	August 10, 2025
January 2021 Offering Investors	30.78	123,648	July 27, 2026
January 2021 Offering Agent	40.44	14,065	July 27, 2026
February 2021 Offering Investors	42.50	823,211	February 19, 2026
February 2021 Offering Agent	47.03	100,256	February 19, 2026
May 2023 Offering Investors	37.50	500,000	May 8, 2028
May 2023 Offering Agent	37.50	35,000	May 3, 2028
April 2024 Offering Investors	18.75	857,143	October 30, 2029
April 2024 Offering Agent	21.875	60,000	April 25, 2029
November 2024 Offering Investors	6.25	480,000	November 18, 2029
November 2024 Offering Agent	7.8125	33,600	November 15, 2029
January 2025 Offering Investors	3.91	743,496	January 8, 2030
January 2025 Offering Agent	5.0438	52,045	January 7, 2030
April 2025 Offering Agent	1.4375	121,739	April 1, 2030
June 2025 Offering Investor	0.0001	3,130,000	No Expiration
June 2025 Offering Investor	1.000	9,840,000	June 11, 2027
June 2025 Offering Agent	1.525	344,400	June 11, 2027
		17,623,006

On April 3, 2024, the Board of Directors approved a one-year extension for warrants to purchase 51,780 shares of common stock with an exercise price of $35.50 per share. The warrants were held by Leonard Mazur, Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, Executive Vice President and Director, and were originally issued in April 2019 in a registered direct offering of common stock. Additionally, 9,605 warrants with an exercise price of $48.28 per share issued in connection with the registered direct offering were extended by one-year. These warrants were held by the registered direct offering placement agent. We recorded a deemed dividend of $321,559 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification, the effect of which was an increase in the net loss attributable to common shareholders in the statement of operations for the three and nine months ended June 30, 2024.

At June 30, 2025, the weighted average remaining life of the outstanding warrants is 1.88 years, all warrants are exercisable except for the April 2025 Offering Agent warrants which become exercisable on October 2, 2025, and the aggregate intrinsic value of the warrants outstanding was $10,822,938.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company excluding all subsidiaries as of June 30, 2025 is as follows:

Stock plan options outstanding	839,510
Stock plan shares available for future grants	118,000
Warrants outstanding	17,623,006
Total	18,580,516

8. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

The Company recognized a gain of $2,387,842 for the nine months ended June 30, 2024, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

9. COMMITMENTS AND CONTINGENCIES

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

The Company identified and assessed the following significant assumptions in recognizing its right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.

●	Since the Company elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Operating lease cost	$189,641	$179,117
Variable lease cost	10,806	3,732
Total lease cost	$200,447	$182,849

Other information
Weighted-average remaining lease term - operating leases	4.7 Years	1.3 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,	June 30, 2025
2025 (excluding the 9 months ended June 30, 2025)	$64,381
2026	192,740
2027	232,827
2028	237,686
2029	242,545
2030	102,849
Total lease payments	1,073,028
Less: interest	(191,377)
Present value of lease liabilities	$881,651

Leases	Classification	June 30, 2025	September 30, 2024
Assets
Lease asset	Operating	$880,732	$246,247
Total lease assets		$880,732	$246,247

Liabilities
Current	Operating	$114,694	$241,547
Non-current	Operating	766,957	21,318
Total lease liabilities		$881,651	$262,865

Interest expense on the lease liability was $21,590 and $24,623 for the nine months ended June 30, 2025 and 2024, respectively.

Commercial Manufacturing Contracts

The Company has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of June 30, 2025, the total minimum purchase commitment under this agreement was approximately $18.3 million consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively, and $1.0 million for 2026 pass-throughs and consumable manufacturing components.

As of June 30, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar year 2025 and $1.6 million in 2026.

10. MERGER AGREEMENT

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

11. SUBSEQUENT EVENTS

Nasdaq Listing

On July 8, 2025, we received formal notification that we had regained compliance with the $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market LLC.

From July 1, 2025 through August 9. 2025 and from the registered direct offering of June 11, 2025, 2,450,000 pre-funded warrants were exercised for the issuance of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

Through June 30, 2025, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of June 30, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. On July 10, 2025, Citius Pharma made a payment of $1,000,000 to Dr. Reddy’s against the outstanding milestone approval fee. On July 28, 2025, Citius Oncology made a payment of $1,250,000 to Dr. Reddy’s against the outstanding milestone approval fees.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at June 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. The Company, through Citius Oncology, was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of the BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We, through Citius Oncology, are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the nine months ended June 30, 2025 Citius Oncology recorded $160,755 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On July 15, 2025 Citius Pharma made a payment of $1,091,167.12 to Eisai for the outstanding milestone approval fee and accumulated interest associated with the letter agreement. On July 21, 2025, Citius Oncology made a payment to Eisai of $1,616,521.96 for other certain invoices and accumulated interest associated with the letter agreement.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2025 compared with the three months ended June 30, 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	1,621,325	2,763,865
General and administrative	4,447,008	4,808,551
Stock-based compensation expense	2,719,674	3,061,763
Total operating expenses	8,788,007	10,634,179

Operating loss	(8,788,007)	(10,634,179)
Interest income	20,637	204,843
Interest expense	(172,262)	-

Loss before income taxes	(8,939,632)	(10,429,336)
Income tax expense	264,240	144,000
Net loss	$(9,203,872)	$(10,573,336)

Revenues

We did not generate any revenues for the three months ended June 30, 2025 or 2024.

On June 9, 2025, we announced that we entered into a distribution services agreement with Cardinal Health (NYSE: CAH), a leading provider of pharmaceutical and specialty pharmaceutical distribution services in the United States. This agreement is designed to help provide access to LYMPHIR in support of its anticipated U.S. commercial launch.

On June 17, 2025, we announced that preparations for the commercial launch of LYMPHIR™, an FDA-approved immunotherapy for the treatment of adults with relapsed or refractory cutaneous T-cell lymphoma (CTCL), are nearing completion. The Company believes it is now operationally positioned to transition from a development-stage enterprise to a fully integrated commercial organization, with all major launch-enabling activities underway. Final preparations are in process for a U.S. launch of LYMPHIR in the fourth quarter of 2025.

On July 15, 2025, we announced the execution of a distribution services agreement with Cencora (formerly AmerisourceBergen), a global pharmaceutical services company. This agreement marks another significant step forward in the Company’s commercial launch strategy for LYMPHIR.

Research and Development Expenses

For the three months ended June 30, 2025, research and development expenses were $1,621,325 as compared to $2,763,865 during the three months ended June 30, 2024, a decrease of $1,142,540.

Research and development costs for Mino-Lok decreased by $982,327 to $161,731 for the three months ended June 30, 2025 as compared to $1,144,058 for the three months ended June 30, 2024, due primarily to decreased costs since the completion of the Phase 3 trial and subsequent shut down cost. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $25,602 to $3,994 for the three months ended June 30, 2025, as compared to $29,596 for the three months ended June 30, 2024 due to lower costs since the completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR were $1,455,600 during the three months ended June 30, 2025, as compared to $1,583,970 for the three months ended June 30, 2024 primarily related to a reduction of the costs of product validation studies.

We expect that research and development expenses will decrease in fiscal 2025 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the three months ended June 30, 2025, general and administrative expenses were $4,447,008 as compared to $4,808,551 during the three months ended June 30, 2024. General and administrative expenses decreased by $361,543 in comparison with the prior period. Overall general and administrative expenses were consistent with the prior period. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2025 stock-based compensation expense was $2,719,674 as compared to $3,061,763 for the three months ended June 30, 2024. Stock-based compensation expense includes $2,125,237 for the Citius Oncology plan for the three months ended June 30, 2025 and $1,957,000 for the Citius Oncology plan and $13,858 for the NoveCite Stock plan for the three months ended June 30, 2024. Stock-based compensation expense for the most recently completed quarter decreased by $342,089 in comparison to the prior period primarily due to lower costs for the Citius Pharma stock plans.

Other Income (Expense)

Interest income for the three months ended June 30, 2025 was $20,637 as compared to interest income of $204,843 for the prior period. The decrease is due to lower average investable balances of the remaining proceeds of our equity offerings in money market accounts.

Interest expense of $172,262 for the three months ended June 30, 2025 consists of $160,755 in interest expense under the payment agreement with Eisai and $11,507 in interest expense on the note payable.

Income Taxes

The Company recorded deferred income tax expense of $264,240 and $144,000 for the three months ended June 30, 2025 and 2024, respectively. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the three months ended June 30, 2025, we incurred a net loss of $9,203,872, compared to a net loss for the three months ended June 30, 2024 of $10,573,336. The $1,369,464 decrease in the net loss was primarily due to the decreases of $1,142,540 in research and development and $361,543 in general and administrative expenses offset by the decrease in other income (expense) of $356,468.

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	7,514,888	8,991,673
General and administrative	14,626,882	12,755,190
Stock-based compensation expense	7,946,529	9,198,340
Total operating expenses	30,088,299	30,945,203

Operating loss	(30,088,299)	(30,945,203)
Interest income	56,658	640,686
Gain on sale of New Jersey net operating losses	-	2,387,842
Interest expense	(172,262)	-

Loss before income taxes	(30,203,903)	(27,916,675)
Income tax expense	792,720	432,000
Net loss	$(30,996,623)	$(28,348,675)

Revenues

We did not generate any revenues for the nine months ended June 30, 2025 or 2024.

Research and Development Expenses

For the nine months ended June 30, 2025, research and development expenses were $7,514,888 as compared to $8,991,673 during the nine months ended June 30, 2024, a decrease of $1,476,785.

Research and development costs for Mino-Lok decreased by $3,044,652 to $669,317 for the nine months ended June 30, 2025 as compared to $3,673,969 for the nine months ended June 30, 2024, due primarily to decreased costs since the completion of the Phase 3 trial and subsequent shutdown costs. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future an NDA submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $463,448 to $14,690 for the nine months ended June 30, 2025 as compared to $478,138 the nine months ended June 30, 2024 due to lower costs since the completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss the next steps in the clinical development program.

Research and development costs for LYMPHIR were $6,824,619 during the nine months ended June 30, 2025 as compared to $4,817,350 for the nine months ended June 30, 2024. The $2,007,269 increase in expenses was primarily due to costs associated with the expense of a drug substance batch needed for the pre-license inspection of the manufacturer.

We expect that research and development expenses will continue to decrease in fiscal 2025 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the nine months ended June 30, 2025, general and administrative expenses were $14,626,882 as compared to $12,755,190 during the nine months ended June 30, 2024. General and administrative expenses increased by $1,871,692 in comparison with the prior period. The primary reason for the increase were higher costs for pre-launch commercial activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the nine months ended June 30, 2025 stock-based compensation expense was $7,946,529 as compared to $9,198,340 for the nine months ended June 30, 2024. Stock-based compensation expense includes $6,022,287 for the Citius Oncology plan for the nine months ended June 30, 2025 and $5,831,000 for the Citius Oncology plan and $47,574 for the NoveCite Stock plan for the nine months ended June 30, 2024. Stock-based compensation expense for the nine months ended June 30, 2025 decreased by $1,251,811 in comparison to the prior period primarily due to lower costs for the Citius Pharma stock plans.

Other Income (Expense)

Interest income for the nine months ended June 30, 2025 was $56,658 as compared to interest income of $640,686 for the prior period. The decrease is due to lower average investable balances of the remaining proceeds of our equity offerings in money market accounts. Other income for the nine months ended June 30, 2024 included a gain of $2,387,842 recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Interest expense of $172,262 for the nine months ended June 30, 2025 consists of $160,755 in interest expense under the payment agreement with Eisai and $11,507 in interest expense on the note payable.

Income Taxes

The Company recorded deferred income tax expense of $792,720 and $432,000 for the nine months ended June 30, 2025 and 2024, respectively. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the nine months ended June 30, 2025, we incurred a net loss of $30,996,623, compared to a net loss for the nine months ended June 30, 2024 of $28,348,675. The $2,647,948 increase in the net loss was primarily due to the increase of $1,871,692 in general and administrative expenses, the decrease in other income (expense) of $3,144,132 partially offset by lower research and development expense of $1,476,785 and lower stock-based compensation expense of $1,251,811.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred a net loss of $30,996,623 for the nine months ended June 30, 2025. At June 30, 2025, Citius Pharma had an accumulated deficit of $230,844,841. Citius Pharma’s net cash used in operations during the nine months ended June 30, 2025 was $14,671,948.

The Company had a negative working capital of approximately $27.2 million at June 30, 2025. At June 30, 2025, Citius Pharma had cash and cash equivalents of $6,089,126 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities. During the nine months ended June 30, 2025, the Company received net proceeds of $16,509,194 from the issuance of equity and $1,000,000 from the issuance of a note payable. Our primary uses of operating cash have been for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

Until Citius Oncology raises adequate capital through equity financings from outside investors and/or generates revenue from the future sales of LYMPHIR, Citius Pharma plans to continue to fund Citius Oncology. Citius Oncology has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Oncology will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to it or that it will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

On July 17, 2025, Citius Oncology completed a public offering of 6,818,182 shares of its common stock and warrants to purchase 6,818,182 shares of its common stock at $1.32 per share. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses, were approximately $9.0 million. The net proceeds from the offering were approximately $7.44 million, after deducting placement agent fees and other offering expenses.

We need to obtain substantial additional financing in order to satisfy the outstanding milestone payment obligations for LYMPHIR, for which Citius Pharma is a guarantor of Citius Oncology’s obligations, as well as fund the minimum purchase commitments under the Citius Oncology agreements for the manufacture and supply of LYMPHIR, and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of June 30, 2025, these outstanding milestone payments and purchase commitments for 2025 include:

●	Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of June 30, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

●	Citius Oncology has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement Citius Oncology is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of June 30, 2025, the total minimum purchase commitment under this agreement was approximately $18.3 million, consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, and $1.0 million for 2026 pass-throughs and consumable manufacturing components.

●	As of June 30, 2025, Citius Oncology also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar years 2025 and $1.6 million in 2026.

After giving effect to the July 17, 2025 financing by Citius Oncology, we expect that we will have sufficient funds to continue our operations through September 2025. We will need to raise additional capital in the future to support our operations beyond September 2025. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025, or in the Company’s Quarterly Report on Form 10-Q for the nine months ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

On August 7, 2025, the Board of Directors of the Company approved (i) an extension by one year to August 14, 2026 for warrants to purchase an aggregate of 156,863 shares of common stock with an exercise price of $28.75 per share and (ii) an extension by one year to September 27, 2026 for warrants to purchase an aggregate of 111,732 shares of common stock with an exercise price of $19.25 per share (collectively, the “Investor Warrants”). The Investor Warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and member of the Board of Directors, and were originally issued in August 2018 in a private placement conducted simultaneously with a registered direct offering of shares of common stock (the “2018 Offering”) and in an underwritten offering conducted in September 2019 (the “2019 Offering”), respectively, each managed by H. C. Wainwright & Co., LLC (“Wainwright”). Mr. Mazur and Mr. Holubiak participated in the offerings on the same basis as all other investors. Additionally, 7,577 warrants with an exercise price of $39.8438 per share were issued to Wainwright in connection with the 2018 Offering (the “Placement Agent Warrants) and 7,774 warrants with an exercise price of $27.9719 per share were issued to Wainwright in connection with the 2019 Offering (the “Underwriter Warrants” and together with the Investor Warrants and the Placement Agent Warrants, the “Warrants”) were extended by one year to August 8, 2026 and September 27, 2026, respectively. The Placement Agent Warrants and the Underwriter Warrants are held by certain representatives of Wainwright or their assignees. The terms of the Warrants were previously extended in August 2023 and August 2024 and September 2024, respectively. There are no other Warrants remaining outstanding from the 2018 Offering or the 2019 Offering and if such Warrants are fully exercised, the Company would receive approximately $7.2 million in cash proceeds.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 18, 2014).

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 21, 2016).

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 8, 2017).

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 18, 2025).

3.5	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals, Inc. dated June 9, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 9, 2025).

3.6	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 9, 2018).

3.7	Amendment to the Amended and Restated Bylaws of Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on April 17, 2025).

4.1	Form of Pre-Funded Warrant issued on April 2, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 2, 2025).

4.2	Form of Placement Agent Warrant issued on April 2, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 2, 2025).

4.3	Form of Warrant issued on June 11, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 12, 2025).

4.4	Form of Pre-Funded Warrant issued on June 11, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 12, 2025).

4.5	Form of Placement Agent Warrant issued on June 11, 2025 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 12, 2025).

10.1	Form of Securities Purchase Agreement, dated as of April 1, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 2, 2025).

10.2	Subscription and Investment Representation Agreement, dated April 17, 2025, by and between Citius Pharmaceuticals, Inc. and Leonard Mazur (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 18, 2025).

10.3	Unsecured Promissory Note issued to PAGODA RESOURCES, INC. dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2025).

10.4	Form of Securities Purchase Agreement, dated as of June 9, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 12, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 12, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)