Form 10-K
period 2025-09-30
Citius Pharmaceuticals, Inc.
filed 2025-12-23
CIK 1506251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2025) was approximately $11,390,000.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

20,762,917 shares as of December 17, 2025, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be filed in January 2026 are incorporated by reference in Part III of this Report.

Citius Pharmaceuticals, Inc.

FORM 10-K

September 30, 2025

NOTES

In this annual report on Form 10-K, and unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiaries Citius Pharmaceuticals, LLC and Leonard-Meron Biosciences, Inc., and its majority-owned subsidiaries, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”) and NoveCite, Inc., taken as a whole.

Mino-Lok® and LYMPHIRTM (denileukin diftitox) are our registered trademarks. All other trade names, trademarks and service marks appearing in this annual report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, plans, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	our need for substantial additional funds and its ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	the ability of Citius Oncology to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	our ability to recognize the anticipated benefits of the August 2024 reverse merger whereby Citius Oncology became a standalone publicly-traded company and our majority-owned subsidiary (the “Merger”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ability to obtain regulatory approval for and successfully commercialize Mino-Lok;

●	the cost, timing, and results of our pre-clinical and clinical trials for our other product candidates;

●	our ability to apply for, obtain and maintain required regulatory approvals for our other product candidates;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	our ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	other risks and uncertainties set forth under the section entitled “Risk Factors.”

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

●	We require substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on alternative strategic paths, could force us to delay, limit, reduce or terminate our commercialization efforts and business operations.

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	Our exploration of alternative strategic paths may not result in completing a transaction and the process or conclusion thereof could adversely affect our stock price. If we do not successfully complete a strategic transaction, our Board of Directors (the “Board”) may decide to pursue a dissolution and liquidation of our Company.

●	Both the Company and Citius Oncology are heavily dependent on the launch and commercial success of LYMPHIR.

●	We, through Citius Oncology, have one approved product, LYMPHIR, that we launched in December 2025, and have an unproven business strategy, and a limited operating history upon which to evaluate it, and may never achieve successful commercialization of LYMPHIR or any future product candidates or achieve or maintain profitability.

●	We are the guarantor of milestone payments to the licensor and former licensee of the LYMPHIR intellectual property, which could adversely affect our profitability. A material breach under our license agreements, including timely payment, gives the licensor party the right to terminate the license agreement, which would materially harm our business.

●	Our failure to abide by our contractual obligations with third parties upon whom we rely on to formulate and manufacture our product candidates, including timely payment, could result in the loss third-party support.

●	We face significant risks in our development and commercialization efforts of LYMPHIR and development of our other product candidates.

●	We may choose not to continue developing any of our product candidates at any time during development, which would reduce or eliminate our potential return on investment for those product candidates.

●	While our business strategy generally is to focus on the development of late-stage product candidates to lessen the development risk, there is still significant risk to successfully developing a product candidate.

●	If we are unable to file for approval of Mino-Lok or Halo-Lido under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or if we are required to generate additional data related to safety and efficacy under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

●	Two of our product candidates, Mino-Lok and Halo-Lido, are combination products consisting of components that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Our approval under Section 505(b)(2), if received, would not preclude physicians, pharmacists, and patients from obtaining individual drug products and titrating the dosage of these drug products as close to our approved dose as possible.

●	Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

●	We do not own Citius Oncology or NoveCite, Inc. outright and will share any benefits from the commercialization of LYMPHIR and the development of the NoveCite product candidate with the other stockholders.

●	Even if we receive regulatory approval to commercialize a product candidate, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community and may not generate significant revenue.

●	Even if approved for marketing by applicable regulatory bodies, we will not be able to create a market for any of our product candidates if we fail to establish marketing, sales, and distribution capabilities, either on our own or through arrangements with third parties.

●	Our projections regarding the market opportunity for LYMPHIR and our other product candidates may not be accurate.

●	The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

●	Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

●	We are and will be dependent on third-party contract research organizations to conduct all of our clinical trials.

●	We rely exclusively on third parties to formulate and manufacture our product candidates.

●	Any termination, or breach by, or conflict with our strategic partners could harm our business.

●	We rely on the specialized expertise of the executive management and other key personnel and the loss of any of them or our inability to successfully hire their successors could harm our business.

●	If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

●	We are subject to information technology and cyber-security threats which could have an adverse effect on our business and results of operations.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current and any future product candidates may not have favorable results in later studies or trials.

●	Conflicts of interest may arise from our relationships with Citius Oncology and NoveCite.

●	We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any current product candidates.

●	Following any regulatory approval of any product candidate, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our other product candidates.

●	We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

●	Failure to protect our intellectual property may be adversely affect our business. Our business may also suffer, and/or we may have to pay damages or defend against litigation, if we infringe the rights of third parties.

●	The U.S. government could have “march-in rights” to certain of our intellectual property.

●	We may be unable to achieve some or all of the benefits that we expect to achieve from the Merger.

●	A planned distribution by Citius Pharma to its stockholders of shares of Citius Oncology could result in significant tax liability to Citius Pharma and our stockholders.

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

●	The market price of our common stock is highly volatile, and you may lose some or all of your investment. Volatility in our share price could also subject us to securities litigation.

●	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

●	Our Certificate of Incorporation allows our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of the common stock.

●	We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of our common stock.

●	Provisions in our Amended and Restated Articles of Incorporation, as amended, and under Nevada law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	If our estimates or judgments relating to our critical accounting policies prove to be incorrect or applicable standards or interpretations change, the Company’s results of operations could be adversely affected.

PART I

Item 1. Business

Overview

Citius Pharmaceuticals, Inc., headquartered in Cranford, New Jersey, is a biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products, with a focus on oncology, anti-infectives in adjunct cancer care and unique prescription products. Our goal generally is to achieve leading market positions by providing therapeutic products that address unmet medical needs yet have a lower development risk than usually is associated with new chemical entities. New formulations of previously approved drugs with substantial existing safety and efficacy data are a core focus. We seek to reduce development and clinical risks associated with drug development, yet still focus on innovative applications. Our strategy centers on products that have intellectual property and regulatory exclusivity protection, while providing competitive advantages over other existing therapeutic approaches.

In December 2025, we became a commercial company with the launch of LYMPHIR by our majority owned subsidiary Citius Oncology. We also have late-stage product candidates in development.

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

We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by us or our competitors of research and development stage products, market acceptance of our products that receive regulatory approval, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

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

On October 23, 2023, Citius Pharma and SpinCo entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”). On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX, which was subsequently renamed Citius Oncology Sub. Prior to the closing of the Merger (the “Closing”), TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92% of the outstanding shares of common stock of Citius Oncology. As of December 17, 2025, Citius Pharma owned approximately 77.9% of Citius Oncology (excluding pre-funded warrants to purchase up to 15,229,358 shares of Citius Oncology common stock in a transaction that closed on December 10, 2025).

Since its inception, Citius Pharma has funded and continues to fund Citius Oncology, and Citius Pharma and Citius Oncology are party to an amended and restated shared services agreement (the “A&R Shared Services Agreement”), which governs certain management and scientific services that Citius Pharma provides Citius Oncology.

LYMPHIRTM (denileukin diftitox-cdxl)

Overview

In September 2021, the Company announced that it had entered into an asset purchase agreement with Dr. Reddy’s to acquire its exclusive license of E7777 (denileukin diftitox). E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously approved by the FDA for the treatment of patients with persistent or recurrent CTCL. Dr. Reddy’s had previously exclusively licensed E777 in select markets from Eisai and as part of the transaction, Eisai entered into a license agreement whereby Eisai assigned all of its rights to E7777 to Citius Pharma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. Denileukin diftitox is referred to in this report as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed. In April 2022 LYMPHIR was assigned to Citius Oncology.

LYMPHIR is a recombinant DNA-derived fusion protein designed to direct the cytocidal action of diphtheria toxin (DT) to cells which express the IL-2 receptor. After uptake into the cell, the DT fragment is cleaved and the free DT fragments inhibit protein synthesis, resulting in cell death. Consequently, LYMPHIR’s differentiated mechanism of action supports two therapeutic effects: (i) killing tumors by binding to IL-2 receptors to deliver diphtheria toxin directly to the tumor cells, and (ii) depleting immunosuppressive regulatory T lymphocytes (Tregs) to enhance antitumor activity.

Phase 3 Trial (E7777-G000-302) Design

LYMPHIR is an improved formulation of oncology agent, ONTAK®, which was previously approved by the FDA for the treatment of patients with persistent or recurrent CTCL. ONTAK was marketed in the U.S. previously. The manufacturing formulation improvements were substantial enough that the FDA required a new clinical study to be performed (Study E7777-G000-302). The safety profile of LYMPHIR from study E7777-G000-302 is comparable to Study 93-04-11/L4389-11, which served as the basis for the full approval of ONTAK. Study E7777-G000-302, a global, multicenter, open-label single-arm pivotal clinical trial for the treatment of patients with persistent or recurrent CTCL, commenced (first subject consented) in May 2013 and completed (data cutoff for primary analysis) in December 2021. The study was sponsored by Eisai and was conducted at 17 sites in the United States and three sites in Australia. Inclusion criteria for the study were to evaluate patients in advanced stage CTCL (Mycosis Fungoides or Sézary Syndrome), who received at least one prior CTCL therapy. The objectives were met for Study E7777-G000-302, in both the lead-in phase and the main phase. Overall, the primary and secondary endpoints of Study E7777-G000-302 demonstrate the tolerability and clinical benefit of 9 µg/kg/day LYMPHIR for the treatment of adult patients with relapsed or refractory Stage I-III CTCL. No new safety signals were identified compared to ONTAK.

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

The secondary efficacy endpoints were:

●	Duration of response (DOR) based on GRS;

●	Time to response based on GRS;

●	ORR assessed by investigator using GRS;

●	Objective response assessed by IRC using Prince (Prince, et al., 2010);

●	Skin response (according to modified Severity Weighted Assessment Tool [mSWAT]);

●	Duration of skin response; and

●	Time to skin response.

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

ORR (95% CI) by investigator was 42.3% (30.6%, 54.6%) (30 of 71 subjects), with 8.5% (6 subjects) achieving a CR. ORR (95% CI) by IRC assessment using the Prince (2010) criteria was 36.2% (25.0%, 48.7%) (25 of 69 subjects). Further, an ORR of 38.1% in the intent to treat population and 44.4% in the efficacy evaluable populations were observed. The 2-sided, exact 95% CI of ORR was calculated using the Clopper-Pearson method. Per protocol, LYMPHIR demonstrated clinical benefit if the lower bound of the 2-sided 95% exact CI of the ORR exceeded 25%.

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

LYMPHIR
Efficacy Results of E7777-G000-302	9 µg/kg/day
(N = 69)

ORR (GRS)%[a]	36%
(95% CIb)	(25, 49)
Complete Response	9%
Partial Response	27%
Duration of Response
Median (range), months	6.5 (3.0 +, 23.5 +)
Duration ≥ 6 months, n (%)	52%
Median Time to Response, months	1.4
(95% CIb)	(0.7, 5.6)

(a)	ORR, Objective Response Rate per Olsen, et all (2011) Global Response Score (GRS), by Independent Review Committee (IRC)

(b)	CI = confidence interval

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

Grade refers to the severity of the adverse reaction. The Common Terminology Criteria for Adverse Events displays Grades 1 through 5 with unique clinical descriptions of severity for each adverse reaction based on this general guideline:

●	Grade 1 - Mild; asymptomatic or mild symptoms; clinical or diagnostic observations only; intervention not indicated.

●	Grade 2 - Moderate; minimal, local or noninvasive intervention indicated; limiting age-appropriate instrumental activities of daily living.

●	Grade 3 - Severe or medically significant but not immediately life-threatening; hospitalization or prolongation of hospitalization indicated; disabling; limiting self-care activities of daily living.

●	Grade 4 - Life-threatening consequences; urgent intervention indicated.

●	Grade 5 - Death related to the adverse reaction.

Investigator Initiated Trials

We believe there is an opportunity in the field of immuno-oncology and have undertaken two investigator-initiated trials to evaluate the potential safety and efficacy of LYMPHIR as an immuno-oncology combination therapy.

A Phase 1 trial was initiated in June 2021 at the University of Minnesota, Masonic Cancer Center. This study is a single-arm open-label trial which has an estimated enrollment of 20 participants who will be administered denileukin diftitox prior to Chimeric Antigen Receptor (“CAR-T”) therapies. The Phase 1 study consists of two components: dose finding to establish a maximum tolerated dose (“MTD”) of denileukin diftitox in combination with CART-T therapies, and an extension component to provide an estimate of efficacy at that MTD. (Title: Phase I/II Trial Using E7777 to Enhance Regulatory T-Cell Depletion Prior to CAR-T Therapy for Relapsed/Refractory B-Cell Lymphoma (DLBCL). NCT04855253). Preliminary results are anticipated in the first quarter of 2026.

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

In September 2023, we announced that the FDA agreed with the plans to address the requirements outlined in the CRL, which guidance provided the Company with a path for completing the necessary activities to support the resubmission of the BLA for LYMPHIR.

In February 2024, based on the feedback from the FDA, Citius Pharma completed the CRL remediation activities and filed the resubmission.

In March 2024, Citius Pharma announced the acceptance of the BLA by the FDA. The FDA assigned a PDUFA goal date of August 13, 2024 and approved LYMPHIR on August 8, 2024.

In August 2024, Citius Pharma announced that the FDA had approved LYMPHIR. Citius Oncology launched LYMPHIR in December 2025.

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

Based on internal estimates, the Company believes the addressable U.S. market for LYMPHIR exceeds $400 million and may further expand with the introduction of a new therapeutic.

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

In May 2022, the Company selected Biorasi, LLC (“Biorasi”), a global clinical research organization (“CRO”), to help expand the Company’s Phase 3 Mino-Lok trial by implementing additional sites outside the U.S The Mino-Lok Phase 3 study enrolled 241 patients across 34 sites in the U.S. and India. Eligible patients were randomized 1:1 to receive either Mino-Lok or site-specific standard-of-care lock solution plus systemic antibiotics.

In August 2023, the Company announced all 92 events required to complete the trial had been achieved. Several patients remain in active treatment, which may result in additional events.

In late December 2023, the Company determined that patient enrollment for the Mino-Lok trial was complete and that it would begin site shutdown activities.

In May 2024, the Company announced positive topline results of the trial. The study met its primary endpoint with a statistically significant improvement in the time to failure event in patients receiving Mino-Lok compared to Control arm patients receiving clinician-directed anti-infective lock solution. The data demonstrates that Mino-Lok is well-tolerated. Key findings include:

●	Median time to catheter failure in the Mino-Lok arm was significantly prolonged in both the intent-to-treat (ITT) and modified ITT populations (p ≤ 0.0006);

●	Catheter retention was achieved in 57% of patients treated with Mino-Lok versus 38% in the control arm (p = 0.0025);

●	Rates of clinical failure and microbiological failure were significantly lower in the Mino-Lok arm (p = 0.0058 and p = 0.012, respectively); and

●	No drug-related serious adverse events (SAEs) were reported; the safety profile was comparable between groups.

A subset analysis of the Phase 3 trial, focused on hemodialysis patients, examined the impact of Mino-Lok in this subgroup and found favorable outcomes for catheter salvage and infection control compared to the overall study population. Key findings in this hemodialysis population include:

●	Longer catheter survival with Mino-Lok: Patients receiving standard-of-care (SOC) therapy experienced a significantly shorter time to catheter failure compared with those treated with Mino-Lok (p=0.03):

o	SOC arm: 25% of catheters failed by Day 6, 50% failed by Day 22; and

o	Mino-Lok arm: 25% catheter failure delayed until Day 37.

●	Lower catheter failure rate with Mino-Lok:

o	57% (16/28) of SOC patients experienced catheter failure; and

o	31% (8/26) of Mino-Lok patients experienced catheter failure.

●	Adverse events and serious adverse events were comparable between groups, and no drug-related SAEs occurred.

These outcomes demonstrate that the differentiated efficacy and safety profile of Mino-Lok extends into an important hemodialysis subgroup of patients who often have limited vascular access and face increased risk from catheter removal and replacement. Moreover, this subset reinforces Mino-Lok’s potential clinical utility in one of the most vulnerable patient populations.

In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok. Citius continues to engage with the FDA to define the regulatory path forward. No FDA-approved alternative currently exists to salvage infected indwelling central venous catheters.

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

Sources: Ann Intern Med 2000; 132:391-402, Clev Clin J Med 2011; 78(1):10-17, JAVA 2007; 12(1):17-27, J Inf Nurs 2004; 27(4):245-250, Joint Commission website Monograph, CLABSI and Internal Estimates.

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

We developed this assessment tool as well as other patient reported outcome endpoints for use in the Phase 2b trial begun in April 2022 and in subsequent trials. In June and July 2016, we engaged the Dominion Group, a leading provider of healthcare and pharmaceutical marketing research services. The primary market research was conducted to understand the symptoms that are most bothersome to patients better in order to develop meaningful endpoints for the clinical trials. We also learned about the factors that drive patients to seek medical attention for hemorrhoids in an effort to understand the disease impact on quality of life. The results of this survey, along with the information from the Phase 2b trial, allowed us to develop our patient reported outcome evaluation tool, ePro. This tool can be used in clinical trials to evaluate the patients’ conditions and to assess the performance of the test articles.

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

Based on the positive clinical results utilizing the Meaningful Change Threshold analysis, Citius Pharma had a Phase 2 meeting with the FDA in April 2024 to discuss the go-forward path for the program. Citius Pharma will continue to have ongoing engagement with the FDA regarding the next steps of development.

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

Citius Pharma intends to monetize the value of Halo-Lido by seeking a strategic or financial partner.

Market Exclusivity

We believe that we will be the first company to conduct rigorous clinical trials and receive FDA approval of a topical corticosteroid-lidocaine combination product for the treatment of hemorrhoids. If we receive FDA approval, we will qualify for three years of market exclusivity for our dosage strength and formulation. In addition, to our knowledge as of the date of this report, we would also be the only product on the market specifically proven to be safe and effective for the treatment of hemorrhoids. Generally, if a company conducts clinical trials and receives FDA approval of a product for which there are similar, but non FDA-approved, prescription products on the market, the manufacturers of the unapproved but marketed products are required to withdraw them from the market. However, the FDA has significant latitude in determining how to enforce its regulatory powers in these circumstances. We have not had any communication with the FDA regarding this matter and cannot predict what action, if any, the FDA would take with respect to the unapproved products.

We believe that should Halo-Lido demonstrate proven safety and efficacy data and receive FDA approval, and if Halo-Lido obtains three years of market exclusivity based on our dosage strength and formulation, we are likely to have a meaningful advantage in our pursuit of achieving a significant position in the market for topical combination prescription products for the treatment of hemorrhoids.

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

In October 2022, Brooklyn changed its name to Eterna Therapeutics Inc.

At this time the Company has paused most development initiatives for NoveCite to prioritize LYMPHIR and its other product candidates.

Market Opportunity

Globally, there are 3 million cases of ARDS every year, out of which approximately 200,000 cases are in the U.S. The COVID-19 outbreak added significantly to the number of ARDS cases during that pandemic. Once COVID-19 patients advance to ARDS, they are put on mechanical ventilators. Death rate among patients on ventilators can be as high as 50% depending on associated co-morbidities. There are no approved treatments for ARDS, and the current standard of care only attempts to provide symptomatic relief.

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

LYMPHIR Sales and Marketing

Citius Oncology does not currently have its own commercial infrastructure and has finalized its initial sales and marketing capabilities by contracting with a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in its commercial efforts. Through this third-party organization, Citius Oncology has developed a dedicated field force combined with various marketing programs which will be tailored to both physicians and patients to facilitate the successful launch of LYMPHIR and grow its market share. We, through Citius Oncology, plan to focus our commercial efforts on a concentrated group of prescribing hematologists, oncologists and dermatologist-oncologists, along with key opinion leaders and advocacy groups who play an important role in the CTCL treatment regimen.

To support the launch and commercialization of LYMPHIR, Citius Oncology has entered into distribution agreements with Cardinal Health, Cencora and McKesson Corporation. In addition, Citius Oncology has contracted with EVERSANA an innovative AI platform, to support the launch and commercialization of LYMPHIR whereby EVERSANA provides an integrated suite of pre- and post-launch services, including medical information, pharmacovigilance, revenue cycle management, program management, data and analytics, and channel management. In addition, in October 2025, Citius Oncology announced that it is actively engaging with regional distribution partners to make LYMPHIR available to eligible patients through country-specific Named Patient Programs (NPPs) in Europe, South America and the Middle East. As part of its NPP strategy, Citius Oncology has entered into an exclusive distribution agreement with Integris Pharma S.A., headquartered in Athens, Greece. The partnership covers Greece, Cyprus, Malta, Bulgaria, Romania, Croatia, Serbia, Albania, Bosnia Herzegovina, Kosovo, Montenegro and North Macedonia.

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

In February 2025, Citius Pharma announced that LYMPHIR had been assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code (J9161) by CMS.

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

LYMPHIR Intellectual Property

On September 3, 2021, Citius Pharma acquired the exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, from Dr. Reddy’s, who had exclusively licensed it previously from Eisai. The exclusive license, which was amended as part of the transaction, is with Eisai and includes rights to develop and commercialize LYMPHIR in all markets except for Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. In April 2022, Citius Pharma assigned the license agreement to SpinCo, at which time SpinCo began operations. Upon the completion of the Merger, SpinCo became a wholly owned subsidiary of Citius Oncology. Citius Pharma remains a guarantor on all of Citius Oncology’s payment obligations thereunder.

Obligations to Eisai under the License Agreement

Under the license agreement, Eisai is to receive a $5.9 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Pursuant to the terms of the license agreement, through 2022, Citius Pharma reimbursed Eisai for approximately $2.65 million of Eisai’s costs to complete the ongoing Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and for all reasonable costs associated with the preparation of a BLA for LYMPHIR. The Company has accrued the $2.9 million unpaid balance of the development milestone payment as of September 30, 2025.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025, we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. Citius Oncology expects the first commercial sale to occur in the December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability, or validity of any licensed patent.

The Company, through its subsidiary, is responsible for preparing, filing, prosecuting, and maintaining all patent applications and patents included in the licensed patents that we intend to pursue within the territory.

Obligations to Dr. Reddy’s under the Asset Purchase Agreement

The Company and Dr. Reddy’s entered into an asset purchase agreement whereby Dr. Reddy’s transferred to the Company the then-existing patents, know-how, regulatory documentation and other assets related to LYMPHIR and the Company agreed to assume certain liabilities associated with Dr. Reddy’s development of LYMPHIR. The agreement was assigned to Citius Oncology in April 2022.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone became payable to Dr. Reddy’s, of which a balance of $19.75 million included in license fee payable, remained due as of September 30, 2025. After discussions, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. During the years ended September 30, 2025 and 2024, we paid $2,750,000 and $5,000,000, respectively, against the outstanding milestone fee.

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

LYMPHIR Competition

There are currently several approved targeted therapeutics for patients with persistent or recurrent CTCL. However, there are limitations to these targeted therapies, which are often discontinued due to toxicity, adverse events, or a limited duration of response due to resistance over time. Consequently, we believe there continues to be an unmet medical need for patients with CTCL and an opportunity for LYMPHIR to be included among the treatment armamentarium for advanced-stage CTCL.

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

At this time, there are no pharmacologic agents approved in the U.S. for the prevention or treatment of CRBSIs or CLABSIs in central venous catheters. The Company is aware that there are several agents either approved or in development for prevention but none for salvage. The most prominent of these appear to be Defencath from CorMedix Inc. (“Cormedix”) and B-Lock from Great Lakes Pharmaceuticals, Inc. (“GLP”). Neither of these lock solutions have been shown to be effective in salvaging catheters in bacteremic patients as Mino-Lok is intended to do, and Citius Pharma does not expect that either would be pursued for this indication.

DefencathTM (CorMedix Inc.)

Defencath is a formulation of Taurolidine 1.35%, Citrate 3.5%, and Heparin 1000 units/mL. Neutrolin is an anti-microbial catheter lock solution approved by the FDA in November 2023 to reduce the incidence of catheter-related bloodstream infections (CRBSIs) for the limited population of adult patients with kidney failure receiving chronic hemodialysis through a central venous catheter (CVC). Defencath was shown to reduce the risk of CRBSIs by up to 71% in a Phase 3 clinical study. The FDA approved Defencath in November 2023 and Cormedix, launched Defencath in April 2024.

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

Halo-Lido Competition

The primary competition in the hemorrhoid market is non-prescription OTC products. If approved by the FDA, to our knowledge as of the date of this report, Halo-Lido would be the only prescription product for the treatment of hemorrhoids.

NoveCite Competition

There are multiple participants in the cell therapy field both in the U.S. and abroad. We believe that the following companies most directly compete with NoveCite in our licensed field of acute pneumonitis treatment.

Cynata Therapeutics Limited (“Cynata”) develops and commercializes a proprietary mesenchymal stem cell technology under the Cymerus brand for human therapeutic use in Australia. The company’s lead therapeutic product candidate is CYP-001, which has completed a Phase 1 clinical trial and for which Cynata is actively recruiting patients for a Phase 2 clinical trial for the treatment of graft versus host disease. Cynata also develops products for the treatment of asthma, heart attack, diabetic wounds, coronary artery disease, acute respiratory distress syndrome, brain cancer, melanoma, sepsis, osteoarthritis, and critical limb ischemia, which are in a preclinical model.

Healios K.K. is a biotechnology company that focuses on the research and development activities in the field of regenerative medicine. Its clinical development programs are focused on treating neurological conditions, cardiovascular diseases, inflammatory and immune disorders, and pulmonary and other conditions. The company’s lead platform product includes MultiStem cell therapy, an allogeneic stem cell product, for which it is preparing for a Phase 3 clinical trial for the treatment of ARDS and has an ongoing clinical trial in Japan for the treatment of RDS. The MultiStem therapy also is in a Phase 3 clinical study for the treatment of patients suffering from neurological damage from an ischemic stroke.

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

Our product development and manufacturing for LYMPHIR is subject to regulation under various federal and state laws, including the Food, Drug and Cosmetic Act, Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations.

We have contracted with proven suppliers and manufacturers for active pharmaceutical ingredients, commercial supply, development and packaging. We are confident that all materials meet or will meet specifications discussed at the chemistry, manufacturing and controls meeting with the FDA.

If we fail to raise additional capital, and as a result are unable to abide by our contractual obligations with these third-party manufacturers and suppliers, including making timely payment, the necessary third-party support to continue to commercialize LYMPHIR could be delayed or terminated.

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

FDA Marketing Approval

Before any one of the Company’s drug product candidates may be marketed in the U.S., it must be approved by the FDA. Obtaining FDA marketing approval for new products requires substantial time, effort and financial resources. In order for the FDA to determine that a product is safe and effective for the proposed indication, the product must first undergo testing in animals (nonclinical studies). The data generated from nonclinical studies is used to support the filing of an IND under which human studies are conducted. Human testing is generally conducted under an IND in three phases following Good Clinical Practices (“GCP”) regulations:

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

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical studies, or other information, in order for FDA approval. Even with submission of this additional information, the FDA may decide that the NDA or BLA does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Other Regulations of the Healthcare Industry

In addition to FDA regulations governing the marketing of pharmaceutical products, there are various state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

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

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. This is currently not applicable as our only approved product is not currently sold in a foreign country nor have we applied for any foreign approvals. Citius Oncology has signed international distribution agreements covering Greece, Cyprus other Balkan countries as well as Turkey, Bahrain, Qatar, Oman, Kuwait, Saudi Arabia, and the UAE through named patient programs which allows access to LYMPHIR where permitted by local law without constituting commercial approval outside the United States.

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

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. Further, CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

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

The first Trump administration pushed for modifications to the ACA. In addition, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the “IRC”), as amended, commonly referred to as the individual mandate. While the Biden administration rolled back many of the executive orders issued by President Trump in his first term, ongoing repeal and reform efforts impacting the ACA and the healthcare sector more broadly are being sought and are likely under the current Trump administration.

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Further legislative and regulatory changes under the ACA remain possible. The Inflation Reduction Act of 2022, enacted on August 16, 2022, includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. It is unknown what form any future changes or any law would take under the current Trump administration and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices (which becomes effective in January 2026 for 10 prescription drugs) and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In addition, the Affordable Care Act has also been subject to challenges in the courts, which remain ongoing.

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

Employees

As of September 30, 2025, we had 23 employees and various consultants providing support. Through our consulting and collaboration arrangements, and including our Scientific Advisory Board, we have access to more than 30 additional professionals, who possess significant expertise in business development, legal, accounting, regulatory affairs, clinical operations, and manufacturing. We also rely upon a network of consultants to support our clinical studies and manufacturing efforts.

Executive Officers of Citius Pharma

Leonard Mazur, Chief Executive Officer, Chairman and Secretary – Mr. Mazur, 80, was appointed Chief Executive Officer effective May 1, 2022, and has been a member of the Board since September 2014. Mr. Mazur previously served as Chief Executive Officer, President, and Chief Operating Officer from September 2014 until March 2016.

Myron Holubiak, Executive Vice Chairman and Director – Mr. Holubiak, 78, was appointed Executive Vice Chairman effective May 1, 2022, and has been a member of the Board since October 2015. He previously served as President and Chief Executive Officer from March 2016 through April 2022. He was also the founder and Chief Executive Officer and President of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius Pharma, from March 2013 until March 2016.

Jaime Bartushak, Chief Business Officer, Chief Financial Officer and Principal Financial Officer – Mr. Bartushak, 58, was appointed as Chief Financial Officer in November 2017. Previously, he was one of the founders and Chief Financial Officer of Leonard-Meron Biosciences, Inc., an acquired subsidiary of Citius Pharma.

Myron Czuczman, Chief Medical Officer and Executive Vice President – Dr. Czuczman, 66, was appointed as Chief Medical Officer and Executive Vice President in July 2020. Dr. Czuczman previously served as Vice President, Global Clinical Research and Development, Therapeutic Head of Lymphoma/CLL at Celgene Corporation.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

At September 30, 2025, we estimated that we have sufficient capital to continue our operations through March 2026, after taking into account the $6.0 million raised by us in October 2025 and the $18.0 million raised by Citius Oncology in December 2025. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond March 2026 including its continued commercialization of LYMPHIR (through Citius Oncology) and its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to successfully launch LYMPHIR and/or obtain regulatory approval to market Mino-Lok and generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on the commercialization, or future sales of LYMPHIR and/or the approval, commercialization, or future sales of Mino-Lok or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR and/or Mino-Lok (if approved), there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property.

We require substantial additional funding in the near future to support our operations, complete the commercialization of LYMPHIR, and continue the development of our other product candidates, which capital may not be available on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. We have significantly increased our spending to continue our commercialization efforts for LYMPHIR through Citius Oncology, advance development of LYMPHIR for other indications, and advance development of our other product candidates. Furthermore, following the Merger, Citius Oncology has additional costs associated with operating as a public company and requires additional capital to fund our other operating expenses and capital expenditures. As a result, we continue to evaluate strategic alternatives, including but not limited to, partnerships, joint ventures, mergers, acquisitions, licensing or other strategic transactions.

As of September 30, 2025, and without giving effect to subsequent capital raises in October and December 2025, our cash and cash equivalents were approximately $4.3 million and we had an accumulated deficit of approximately $238.8 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

●	the costs and expenses associated with our ongoing commercialization efforts for LYMPHIR, including the continuing costs of maintaining or contracting for sales, marketing, and distribution capabilities for LYMPHIR;

●	the degree of success we experience in commercializing LYMPHIR;

●	the revenue generated by sales of LYMPHIR and other future product candidates that may be approved, if any;

●	the extent to which LYMPHIR or any of our other potential product candidates, if approved for commercialization, is adopted by the physician community;

●	the effect of competing products and product candidates and other market developments;

●	the scope, progress, results and costs of conducting studies and clinical trials for our other future product candidates, if any, resulting from our ongoing research with LYMPHIR for other possible indications;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the costs of manufacturing LYMPHIR and any other potential product candidates we develop;

●	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future license agreements;

●	the number and types of future product candidates we might develop and commercialize;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the costs associated with being a public company;

●	costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

We were formed in 2007 and since our inception have incurred a net loss in each of our previous operating years. Our ability to become profitable depends upon our ability to obtain marketing approval for and generate revenues from sales of our product candidates. We have been focused on product development, have not received approval for any of our product candidates, and have not generated any revenues to date. Our subsidiary, Citius Oncology, received approval for LYMPHIR in August 2024 and launched LYMPHIR in December 2025, but has not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets, and stockholders’ equity. The process of developing our product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing, and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We expect Citius Oncology to begin generating revenues following the launch of LYMPHIR, which occurred in December 2025. We incurred net losses of $39,740,269 and $39,425,839 for the years ended September 30, 2025 and 2024, respectively. At September 30, 2025, we had stockholders’ equity of $77,527,600 and an accumulated deficit of $238,804,129. Our net cash used in operating activities was $26,552,738 and $28,201,375 for the years ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, we had outstanding liabilities of $38.4 million and outstanding commitments of $22.7 million to third parties for LYMPHIR licensing, supply and other costs, that, if left unpaid, could result in an interruption in the commercialization of LYMPHIR, breach of contract, loss of licensing rights or other events that would have a material adverse effect on our business and operations.

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

We and Citius Oncology continue to evaluate strategic paths to provide the resources necessary to successfully commercialize LYMPHIR, continue the development of our other product candidates, and maximize stockholder value. Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions, or licensing transactions, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process, and we do not intend to provide updates unless or until the Board approves a specific action or otherwise determines that disclosure is appropriate or necessary.

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

In the event we or Citius Oncology do not successfully complete a strategic transaction, should this be deemed necessary, our Board may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify strategic transactions will result in successfully completed transactions when necessary. If additional transactions are not completed that enable us or Citius Oncology to successfully commercialize LYMPHIR and sustain our business operations, our Board may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution of our Company, we would be required under Nevada corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our Company.

Risks Related to Our Business and our Industry

If we are unable to execute our commercial strategy for LYMPHIR, fail to satisfy the conditions of our marketing approval for LYMPHIR, or if we experience significant delays in accomplishing such goals, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources to bring LYMPHIR to market. Our ability to generate product revenues will depend heavily on the successful commercialization of LYMPHIR. Further, while we believe we have sufficient funds on hand for the successful commercialization of LYMPHIR, which began with its launch in December 2025, various factors could increase the cost to successfully commercialize LYMPHIR, which we expect would require us to obtain additional capital to complete those efforts. Financing might not be available on acceptable terms or at all.

If we do not receive new marketing approvals in other jurisdictions for LYMPHIR, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. Additionally, our ability to make LYMPHIR available within the U.S. is largely dependent upon the maintenance of our marketing approval. The success of LYMPHIR will depend on a number of additional factors, including the following:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;

●	the timing, scope and outcome of our commercial launch in the U.S. and in other potential jurisdictions;

●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;

●	the implementation and maintenance of marketing and distribution relationships with third parties;

●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;

●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of LYMPHIR on a timely basis sufficient to meet the needs of our commercial and clinical activities;

●	successful identification of eligible patients;

●	acceptance of LYMPHIR as a treatment for the approved indication by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	global trade policies;

●	a continued acceptable safety profile of LYMPHIR;

●	the costs, timing and outcome of post-marketing studies and trials required for LYMPHIR;

●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity; and

●	our ability to successfully prepare and advance regulatory submissions for marketing approval for LYMPHIR in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize our products, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

We expect to need to access the capital markets in the near future for additional capital for research and development and for operations. Traditionally, pharmaceutical companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past several years have severely restricted raising new capital and have affected companies’ abilities to continue to expand or fund existing research and development efforts. If economic conditions continue to be uncertain or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. If we are not successful in securing additional financing, we may be required to significantly delay, reduce the scope of or eliminate one or more of our research or development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates.

We are primarily a commercial and late-stage development company with an unproven business strategy and may never achieve commercialization of all our therapeutic product candidates or profitability.

Citius Pharma has no approved products. Our subsidiary, Citius Oncology, received approval for LYMPHIR in August 2024 and launched LYMPHIR in December 2025, but has not generated any revenues to date. All other current product candidates of Citius Pharma are in the pre-clinical or clinical stage. We rely on third parties to conduct the research and development activities for our product candidates and our product commercialization capabilities are unproven. We, through Citius Oncology, have developed our sales and marketing capabilities for LYMPHIR and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts related to LYMPHIR. Citius Oncology also has distribution agreements with three national companies and an agreement with EVERSANA to support the launch and commercialization of LYMPHIR. Citius Pharma has no sales or marketing capabilities with respect to our other product candidates. Our success will depend upon the sales and marketing infrastructure developed by Citius Oncology for LYMPHIR and also on Citius Pharma’s ability to develop such capabilities on its own or to enter into and maintain collaboration agreements on favorable terms and to select an appropriate commercialization strategy for each product candidate that it chooses to pursue and that receives approval, whether on its own or in collaboration. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain, or increase profitability. Our ability to successfully commercialize any of our other product candidates will depend, among other things, on our ability to:

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

Citius Oncology has only recently launched its one product, LYMPHIR. Citius Pharma has one late-stage stage product candidate, Mino-Lok, while our other product candidates are clinical stage. As a result, our success is dependent upon Citius Oncology’s success in commercializing LYMPHIR and Citius Pharma’s ability to obtain regulatory approval for and commercialize our product candidates and we, as a company, have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates, given the recent launch of LYMPHIR. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date successfully completed only one late-stage clinical trial (much of which had been undertaken by Eisai prior to our in-licensing of the intellectual property of LYMPHIR) and have just launched LYMPHIR (through Citius Oncology). Despite our progress with LYMPHIR, our operations have been limited primarily to business planning, acquiring our proprietary technology, research and development, recruiting management and technical staff, and raising capital. These operations provide a limited basis for you to assess our ability to successfully commercialize our product candidates and the advisability of investing in our securities.

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

As an example, on July 1, 2016, we announced that we were discontinuing the development of Suprenza, which was our first commercial product candidate, for strategic reasons and not due to safety or regulatory concerns, in order to focus our management and cash resources on the Phase 3 development of Mino-Lok and the Phase 2b development of Halo-Lido. Further, in December 2023, we terminated development of Mino-Wrap to devote resources to the development of LYMPHIR. The resources expended on Suprenza and Mino-Wrap therefore did not provide us any benefit.

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

We cannot predict whether or when we will obtain regulatory approval to commercialize our other product candidates that are under development, notably Mino-Lok. In addition, we expect that it will take time for LYMPHIR to be accepted in the market, generate revenues and a return on investment. For example, while LYMPHIR received FDA approval in August 2024, we had incurred significant expenses in its development and planned commercialization prior to its launch in December 2025; as of September 30, 2025, we had outstanding commitments of approximately $21.1 million to third parties for LYMPHIR licensing, supply and other costs. We cannot, therefore, predict the timing of any future revenues from LYMPHIR or any other product candidate.

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

Under the terms of the License Agreement with Eisai, Citius Oncology was required to pay Eisai a $5.9 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication, which occurred in August 2024, and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Under the terms of the agreement with Dr. Reddy’s, Citius Oncology is obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. Further, under the agreement with Dr. Reddy’s, Citius Oncology is required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before September 1, 2025, the four-year anniversary of the effective date of the definitive agreement. Additionally, Citius Oncology is required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S. Citius Pharma is a guarantor of the obligations of Citius Oncology under the Asset Purchase Agreement.

Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of a milestone payment by Citius Oncology, which was triggered upon regulatory approval of LYMPHIR by the FDA and due on September 9, 2024, pursuant to the terms of the Asset Purchase Agreement. These development and milestone obligations impose substantial additional costs on us, and could divert resources from other aspects of our business and adversely affect the overall profitability of LYMPHIR. We, through Citius Oncology, need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding will be available on terms favorable to us, or at all.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

A material breach or default under any of our license agreements, including failure to make timely payments when due, gives the licensor party to such agreement the right to terminate the license agreement, which termination would materially harm our business.

Our commercial success will depend in part on the maintenance of our current and any future license agreements. Our license agreements impose, and we expect that future license agreements will impose on us, various diligence, milestone payment, royalty and other obligations. For example, under the license agreement and related purchase agreement for the intellectual property for LYMPHIR, we, through our subsidiary Citius Oncology, are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations for various developmental and regulatory milestones. Specifically, upon the approval of LYMPHIR, we, through Citius Oncology, became subject to the payment of an aggregate of $33.4 million under the license and asset purchase agreements covering LYMPHIR.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone became payable to Dr. Reddy’s, of which a balance of $19.75 million included in license fee payable, remained due as of September 30, 2025. After discussions, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. During the years ended September 30, 2025 and 2024, we paid $2,750,000 and $5,000,000, respectively, against the outstanding milestone fee.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

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

We, through Citius Oncology, have secured supply agreements for LYMPHIR with two third-party facilities who are in compliance with current good manufacturing practices (“cGMP”) as generally accepted by the FDA. We rely on these third-party contractors for our manufacturing. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMP and applicable non-U.S. regulatory requirements and before any of our collaborators can begin to commercially manufacture our product candidates, each must obtain regulatory approval of the manufacturing facility and process. If, for any reason, we become unable to rely on these sources or any future source or sources to manufacture LYMPHIR or any future product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical, and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we might identify. If we are unable to secure and maintain third-party manufacturing capacity, the commercialization and sales of LYMPHIR, and any future product candidates, and our financial performance might be materially and adversely affected.

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

Each of these risks could delay our clinical trials or the approval, if any, of our product candidates by the FDA or any foreign regulatory agency or the commercialization of any approved product candidate and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

While our business strategy generally is to focus on the development of late-stage product candidates to lessen the development risk, there is still significant risk to successfully developing a product candidate.

Our goal in generally pursuing late-stage therapeutic product candidates with what we believe is a promising pre-clinical and early clinical stage track record is to avoid the risk of failure at the pre-clinical and early clinical stages. However, there is still significant risk to obtaining regulatory approval and successfully commercializing any late-stage product candidate that we pursue. For example, we acquired LYMHIR in September 2021, received approval in August 2024 and launched it in December 2025, during which time we expended significant resources on the acquisition, development and launch of LYMPHIR. All of the risks inherent in drug development of initial stage product candidates also apply to late-stage candidates. We cannot assure you that our business strategy will be successful.

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

There is typically a high rate of attrition from the failure of product candidates proceeding through clinical trials. In addition, certain subjects in our clinical trials may respond positively to placebo treatment – these subjects are commonly known as “placebo responders” – making it more difficult to demonstrate efficacy of the trial drug compared to placebo. This effect is likely to be observed in the treatment of hemorrhoids, which could negatively impact the development program for Halo-Lido.

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

Our Mino-Lok solution contains minocycline, disodium ethylenediaminetetraacetic acid (edetate), and ethyl alcohol, all of which have been separately approved by the FDA for other indications or are used as excipients in other parenteral products. Assuming FDA approval as a branded pharmaceutical product, we would need to obtain hospital formulary acceptance to generate sales of Mino-Lok. Additionally, we may encounter reluctance by the infectious disease physician community to vary from the existing standard of care to remove and replace an infected catheter. Currently, hospitals are reimbursed for the treatment of CRBSIs CMS through a Diagnosis Related Group (“DRG”) classification or code. Commercial insurance plans reimburse for CRBSIs in a similar manner. With Mino-Lok being priced as a branded FDA-approved pharmaceutical product, this could result in the participating hospital retaining a lower share of CMS or commercial reimbursement which may impact the acceptance and use of Mino-Lok by these institutions.

Our Halo-Lido product candidate for the treatment of hemorrhoids is a combination product consisting of two drugs, halobetasol propionate, a corticosteroid, and lidocaine, that have each been separately approved by the FDA for other indications and which are commercially available and marketed by other companies. Halobetasol propionate cream is available in a 0.05% strength, and lidocaine creams are also available in strengths up to 5%. From our market analysis and discussions with a limited number of physicians, we know that patients sometimes obtain two separate cream products and co-administer them as prescribed, giving them a combination treatment that could be very similar to what we intend to continue to study and seek approval for. As a branded, FDA-approved product with safety and efficacy data, we intend to price our product substantially higher than the generically available individual creams. We will then have to convince third-party payers and pharmacy benefit managers of the advantages of our product and justify our premium pricing. We may encounter resistance from these entities and will then be dependent on patients’ willingness to pay the premium and not seek alternatives. In addition, pharmacists often suggest lower cost prescription treatment alternatives to both physicians and patients. If approved, our Section 505(b)(2) approval and the market exclusivity we may receive will not guarantee that such alternatives will not exist, that substitution will not occur, or that there will be immediate or any acceptance to our pricing by payer formularies.

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

As of December 17, 2025, we owned approximately 77.9% of the outstanding common stock of Citius Oncology (excluding pre-funded warrants to purchase up to 15,229,358 shares of Citius Oncology common stock in a transaction that closed on December 10, 2025) and 75% of the outstanding common stock of NoveCite. As a result, we will only be entitled to a portion of any benefits that flow from the commercialization by Citius Oncology of LYMPHIR and the development by NoveCite of its NoveCite product candidate or any other product candidates that either company might develop. In the event that Citius Oncology or NoveCite were to issue additional equity securities in the future this would likely reduce our percentage ownership, which would further reduce the portion of any benefit that might be derived from that company’s successful development and/or commercialization of its approved drugs and drug candidates, unless we were to increase our investment.

Additionally, as previously announced by the Company, Citius Pharma intends to distribute Citius Oncology shares to its stockholders at a yet-to-be-determined date in the future, following the expiration of the six-month lockup period, in accordance with terms of the amended and restated registration rights agreement entered into in connection with the Merger. Following the distribution of the Citius Oncology shares, Citius Pharmaceuticals will not be entitled to any benefits that flow to those shares from the commercialization by Citius Oncology of LYMPHIR or would otherwise be derived from Citius Oncology, based on its ownership as of December 17, 2025.

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

Even if one of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients, healthcare payers or the medical community. The indication may be limited to a subset of the population or we may implement a distribution system and patient access program that is limited. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for commercial success. While LYMPHIR’s approval was not so restricted, its acceptance in the marketplace as an effective treatment will depend on various factors as discussed herein. We believe that the degree of market acceptance and our ability to generate revenues from any approved product candidate, such as LYMPHIR, or acquired approved product will depend on a number of factors, including:

●	strength of sales, marketing and distribution support;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	availability of coverage and reimbursement from government and other third-party payers;

●	the willingness of patients to pay out of pocket in the absence of government or third-party coverage;

●	the relative convenience and ease of administration and dosing schedule;

●	prevalence and severity of any side effects;

●	price of any future products, if approved, both in absolute terms and relative to alternative treatments;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	the effect of current and future healthcare laws on any approved products;

●	patient access programs that require patients to provide certain information prior to receiving new and refill prescriptions;

●	results of any post-approval studies of the product;

●	product labeling or product insert requirements of the FDA or other regulatory authorities; and

●	requirements for prescribing physicians to complete certain educational programs for prescribing drugs.

Even if approved, any product candidate may fail to achieve market acceptance or generate significant revenue to achieve or sustain profitability, which would harm the Company’s business. In addition, our efforts to educate the medical community and third-party payers on the benefits of any product candidate may require significant resources and may never be successful.

Even if approved for marketing by applicable regulatory bodies, we will not be able to create a market for any of our product candidates if we fail to establish marketing, sales, and distribution capabilities, either on our own or through arrangements with third parties.

Our strategy with LYMPHIR (through Citius Oncology) and for our unapproved product candidates is to outsource to third parties all or most aspects of the product development process, as well as much of our marketing, sales, and distribution activities. In order to generate sales of any product candidate that receives regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. Currently, we, through Citius Oncology, have developed our sales, marketing and distribution capabilities for LYMPHIR and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience, to assist in our commercialization efforts. In addition, Citius Oncology has entered into distribution agreements with Cardinal Health, Cencora and McKesson Corporation and has contracted with EVERSANA to support the launch and commercialization of LYMPHIR. We do not have any sales, marketing or distribution capabilities with respect to our other product candidates. The acquisition or development of a sales and distribution infrastructure requires substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies for any product candidates, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop and maintain sales, marketing, and distribution channels, or fail to enter into arrangements with third parties or the collaboration is terminated or is otherwise unsuccessful, we will experience delays in product launch and sales and incur increased costs.

Our projections regarding the market opportunity for our LYMPHIR may not be accurate, and the actual market for LYMPHIR may be smaller than we estimate.

Our projections of incidence rate of MF/SS and the people living with CTCL and who have the potential to benefit from treatment with LYMPHIR are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including SEER data from 2001 to 2007, and may prove to be incorrect. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for LYMPHIR may be limited or may not be amenable to treatment with LYMPHIR and may also be limited by the cost of our treatments for patients, any future increase to such costs, and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for LYMPHIR, because the potential target populations are small, we may never achieve profitability.

Physicians and patients might not accept and use any of our product candidates for which regulatory approval is obtained.

Even with the approval of LYMPHIR, and if the FDA approves one of our other product candidates, physicians and patients might not accept and use it. Acceptance and use of our approved product candidates will depend upon a number of factors, including:

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

If any of our current product candidates are approved, we expect their sales to generate substantially all of our revenues for the foreseeable future, and as a result, the failure of any of these product candidates to find market acceptance would harm our business and would require us to seek additional financing. Prior to the planned distribution of any Citius Oncology shares to our stockholders, we anticipate LYMPHIR will be our only revenue-generating product for the foreseeable future, unless and until we are able to gain approval for another product candidate, namely Mino-Lok.

Our ability to generate product revenues will be diminished if any of our product candidates that may be approved sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our approved product candidates, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

●	government and health administration authorities;

●	private health maintenance organizations (HMOs) and health insurers; and

●	other healthcare payers.

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

We are actively engaged with CMS in order to obtain the necessary coverage to facilitate reimbursement for LYMPHIR. However, we can offer no assurance as to any reimbursement coverage. In February, CMS assigned LYMPHIR a unique, permanent Healthcare Common Procedure Coding System J-code, which is expected to provide coding clarity for physicians and facilities who administer LYMPHIR, thereby facilitating reimbursement. This achievement is a key step in ensuring that LYMPHIR is accessible to patients with commercial and government insurance (VA, DoD, Medicare) coverage.

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly sales and marketing infrastructures, as well as extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies or products for at least some of the same conditions we are targeting. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have no experience as a company, although our executive officers do have pharmaceutical commercialization and launch experience. We, through Citius Oncology, have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience, and with EVERSANA, a large third-party provider of global commercialization services, to assist in our commercial efforts for LYMPHIR. However, our prior experience and our third-party arrangements might not translate into the successful launch of LYMPHIR or any of our product candidates. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our approved products and our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater as well as access to strategic partners and capital resources.

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

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm our business, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These or other reforms could reduce the ultimate demand for our product candidates, if approved, or put pressure on its product pricing.

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

If we or any of our current or future collaborators fail to renew or terminate any of our collaboration or license agreements or if either party fails to satisfy its obligations under any of our collaboration or license agreements or complete them in a timely manner, we could have difficulty continuing marketing and sales efforts for LYMPHIR or any other approved product candidate, or completing the development of any of our product candidates and potentially lose significant sources of revenue, which could result in an adverse impact on our operations and financial condition as well as volatility in any future revenue. In addition, our agreements with our collaborators may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of our product candidates, or could require or result in litigation or arbitration. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Finally, any of our collaborations may prove to be unsuccessful.

We rely on the significant experience and specialized expertise of our executive management and other key personnel and the loss of any of our executive management or key personnel or our inability to successfully hire their successors could harm our business.

Our performance is substantially dependent on the continued services and on the performance of our executive management and other key personnel, who have extensive experience and specialized expertise in our business. Our Chief Executive Officer, Leonard Mazur, our Vice Chairman, Myron Holubiak, our Chief Financial Officer and Chief Business Officer, Jaime Bartushak, and our Chief Medical Officer and Executive Vice President, Myron Czuczman, in particular have significant experience in the running of pharmaceutical companies and/or drug development itself. This depth of experience is of significant benefit to us, especially given the small size of our management team and our company, including our subsidiaries. The loss of the services of any of Mr. Mazur, Mr. Holubiak, Mr. Bartushak and Dr. Czuczman as well as any other member of our executive management or any key employees, including those at NoveCite or Citius Oncology, could harm our ability to attract capital and develop and commercialize our product candidates. Neither we nor NoveCite nor Citius Oncology has key man life insurance policies.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

We utilize the services of a clinical management team on a part-time basis to assist us in managing our ongoing Phase 2 and Phase 3 trials and intend to do so for future preclinical and clinical trials. Pursuant to the shared services agreement with Citius Pharma, Citius Oncology utilizes the services of Citius Pharma’s management team to assist it in managing the clinical and pre-clinical trials. Pursuant to the amended and restated shared services agreement, Citius Oncology will continue to utilize the services of Citius Pharma employees with expertise in product manufacturing and commercialization for the post-launch support of LYMPHIR. While we believe this will provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities, and other research institutions.

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

We will need to manage our anticipated growth and increased operational activity, including as a result of the recent launch by Citius Oncology of LYMPHIR and our continued development of our other product candidates. Our personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

●	maintain and strengthen, as necessary, Citius Oncology’s collaborations with third parties for the sales and marketing of LYMPHIR;

●	manage our research and development activities and our regulatory trials effectively;

●	develop internal sales and marketing capabilities or establish collaborations with third parties with such capabilities for any other product candidates that receive approval;

●	commercialize our product candidates that receive approval;

●	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators and other third parties;

●	attract and motivate sufficient numbers of talented employees or consultants; and

●	improve our operational, financial and management controls, reporting systems and procedures.

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

As of December 17, 2025, we beneficially owned approximately 77.9% (excluding pre-funded warrants to purchase up to 15,229,358 shares of Citius Oncology common stock in a transaction that closed on December 10, 2025) of the voting power of Citius Oncology (Nasdaq: CTOR) and 75% of the voting power of NoveCite’s outstanding common stock and Novellus owns the other 25% of NoveCite. As a result of our partial ownership, our relationship with each of Citius Oncology and NoveCite could give rise to certain conflicts of interest that could have an impact on our, Citius Oncology’s and NoveCite’s respective research and development programs, business opportunities, and operations generally.

●	Even though we utilize different technologies than Citius Oncology or NoveCite, we could find ourselves in competition with either for research scientists, financing and other resources, licensing, manufacturing, and distribution arrangements.

●	Each of Citius Oncology and NoveCite will engage for its own business in research and product development programs, investments, and business ventures, and we will not be entitled to participate or to receive an interest in those programs, investments, or business ventures other than to the extent as a stockholder in the subsidiary. Citius Oncology and NoveCite will not be obligated to present any particular research and development, investment, or business opportunity to us, even if the opportunity would be within the scope of our research and development plans or programs, business objectives, or investment policies. These opportunities may include, for example, opportunities to acquire businesses or assets, including but not limited to patents and other intellectual property that could be used by us or by Citius Oncology or NoveCite.

●	Each conflict of interest will be resolved by our respective boards of directors in keeping with their fiduciary duties and such policies as they may implement from time to time.

●	There is overlap among our board of directors, senior management and research staffs and that of Citius Oncology and NoveCite. All of our directors also serve as directors of Citius Oncology. Two of our directors, Leonard Mazur and Myron Holubiak, also serve as directors of NoveCite. In addition, Myron Holubiak serves as Chief Executive Officer and Jaime Bartushak serves as Chief Financial Officer of each of Citius Pharma, Citius Oncology and NoveCite. These overlapping positions could interfere with the duties owed by such individuals to Citius Pharma.

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

Even if we comply with all FDA requests, the FDA might ultimately reject one or more of our NDAs or BLAs. Even if we are able to obtain regulatory approval for a particular product candidate, the approval might limit the indicated medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. We cannot be sure that we will ever obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of one or more of our product candidates could severely undermine our business by leaving us with only one saleable product, LYMPHIR, and therefore with a limited source of revenue, until another product candidate could be developed or obtained and successfully developed, approved and commercialized. Foreign jurisdictions impose similar regulatory approval processes and we will face the same risks if we seek foreign approval for any of our product candidates. There is no guarantee that we will ever be able to successfully develop or acquire any product candidate.

Following any regulatory approval of any product candidate, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our other product candidates.

When a product candidate is approved by the FDA or by a foreign regulatory authority, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the product or to whom and how we may distribute an approved product. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for any of our product candidates, if any, may include restrictions on use. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize that product candidate. The FDA could also require a registry to track the patients utilizing the product or implement a Risk Evaluation and Mitigation Strategy (“REMS”) that could restrict access to the product, which would reduce our revenues and/or increase our costs. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Similar risks apply in foreign jurisdictions.

Manufacturers of pharmaceutical products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Similar regulatory programs exist in foreign jurisdictions. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture an approved product and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved pharmaceutical product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, up to and including, withdrawal of the product from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, either before or after product approval, if any.

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

The use of any of our product candidates in pre-clinical and clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our product candidates. We have obtained limited product liability insurance coverage for our pre-clinical and clinical trials of $5 million per occurrence and in the aggregate, subject to a deductible of $25,000 per bodily injury and property damage occurrence, and a medical expense per person limit of $25,000. There can be no assurance that our existing insurance coverage will extend to any other product candidates in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time consuming and expensive, may damage that product’s and our reputations in the marketplace, and would likely divert management’s attention, any of which could have a material adverse effect on our Company.

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

Because the time period from filing a patent application to the issuance, if ever, of the patent is often more than three years and because any regulatory approval and marketing for a pharmaceutical product often occurs several years after the related patent application is filed, the resulting market exclusivity afforded by any patent on our drug candidates and technologies will likely be substantially less than 20 years. For example, the U.S. patent on the original Mino-Lok composition expired in June 2024, and the U.S. patent on the stabilized Mino-Lok composition expires in November 2036. Since we anticipate significant additional time before FDA approval could be obtained, the maximum market exclusivity afforded by the statutory term of the currently issued patents would be less than 10 years. In the U.S., the European Union and some other jurisdictions, patent term extensions are available for certain delays in either patent office proceedings or marketing and regulatory approval processes. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be granted extensions even if we encounter significant delays in patent office proceedings or marketing and regulatory approval.

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

We have registered a trademark with the USPTO for the marks “LYMPHIR” and “Mino-Lok”. These and any other trademarks or trade names we may obtain may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. At times, competitors or other third parties may adopt similar trade names or trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

Risks Related to the Recently Completed Merger of Citius Oncology

We may be unable to achieve some or all of the benefits that we expect to achieve from the Merger.

The Company believes that separating LYMPHIR into a standalone entity has created two focused standalone public companies that are better positioned to pursue their respective strategic priorities, invest in growth opportunities, and attract new investors. The Company also believes that the Merger will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that Citius Oncology will have as a standalone publicly traded company. However, by separating from Citius Pharma, Citius Oncology might be more susceptible to market fluctuations and we may be unable to achieve some or all of the benefits that we expect Citius Oncology to achieve as an independent company in the time we expect, if at all. Further, if the Merger’s benefits do not meet the expectations of financial analysts, or due to the other factors discussed in this “Risk Factors” section and elsewhere in this report, the market price of both Citius Pharma common stock and Citius Oncology common stock might decline or increase in volatility.

Additionally, as previously announced by the Company, Citius Pharma intends to distribute an undetermined amount of Citius Oncology shares to its stockholders at a yet-to-be-determined date in the future. Following the distribution of any Citius Oncology shares, Citius Pharmaceuticals will be entitled to less of any benefits that flow from the commercialization by Citius Oncology of LYMPHIR or would otherwise be derived from Citius Oncology if it were to remain a majority-owned subsidiary.

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

Citius Pharma will also recognize a taxable gain in an amount up to the fair market value of any distributed Citius Oncology shares in excess of the taxable basis in such distributed shares.

 Risks Related to Our Common Stock

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Citius Pharma common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements.

On September 12, 2023, Citius Pharma received a notification letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), a company has a compliance period of 180 calendar days to regain compliance with the Bid Price Rule and may be eligible for a second 180 calendar day extension period for compliance. As the Company did not regain compliance with the Bid Price Rule within the compliance periods, the Company received a delisting determination letter on September 10, 2024. Accordingly, the Company timely requested a hearing before a Nasdaq Hearing Panel (“Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. On November 6, 2024, the Company received notification that the Panel, which determined that the Company must be in compliance with the Bid Price Rule by December 3, 2024. On December 18, 2024, following the execution of the Company’s reverse stock split, the Company received notification from Nasdaq that it had regained compliance with the Bid Price Rule.

On May 29, 2025, the Company received a second determination letter from Nasdaq notifying the Company that, based upon the closing bid price of the Company’s common stock for the prior 33 consecutive business days, the Company was not in compliance with the Bid Price Rule and, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period due to the fact that the Company had effected a reverse stock split during the prior one-year period. The Company timely requested an appeal of Nasdaq’s determination, which stayed the suspension and delisting of the Company’s common stock pending a the Panel’s decision. Prior to the hearing, the Company received written notice of compliance from Nasdaq that for 10 consecutive trading days, from June 20, 2025 to July 3, 2025, the closing bid price of the Company’s common stock had been at $1.00 per share or greater, and accordingly, the Company regained compliance with the Bid Price Rule. Nasdaq informed the Company in the compliance notice that it considered this matter closed.

While Citius Pharma intends to maintain compliance in the future, and thus maintain our listing, there can be no assurance that we will be successful and continue to meet all applicable Nasdaq Capital Market requirements in the future.

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

The market price of our common stock is highly volatile, and you may lose some or all of your investment.

The market price of our common stock has fluctuated significantly due to a number of factors, some of which are beyond our control, including those factors discussed in this “Risk Factors” and “Risk Factor Summary” section of this report and many others, such as:

●	the Company’s cash resources available to successfully commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the Company’s ability to meet its contractual obligations;

●	the ability of the Company to maintain compliance with the Nasdaq continued listing requirements;

●	the Company’s ability to commercialize its product candidates, if approved and Citius Oncology’s ability to successfully commercialize LYMPHIR;

●	the level of success and the cost of Company’s marketing efforts for LYMPHIR and its other product candidates, if approved;

●	the Company’s dependence on third parties

●	unanticipated serious safety concerns related to the use of its product candidates;

●	announcements regarding results of any pre-clinical or clinical trials relating to Company’s product candidates;

●	adverse regulatory decisions;

●	changes in laws or regulations applicable to any product candidates, including but not limited to clinical trial requirements for approvals;

●	future issuances of debt or equity securities;

●	actual or anticipated fluctuations in the Company’s financial condition and operating results, including fluctuations in our quarterly and annual results;

●	the Company’s inability to establish additional partnerships, the termination of license agreements by our existing partners or announcements by our partners regarding therapeutic candidates competitive with ours;

●	the introduction of new technologies or enhancements to existing technology by the Company or others in the industry;

●	the recruitment or departure of key scientific or management personnel;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the Company or our competitors;

●	the Company’s failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about the Company or our industry, or antibody discovery in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	announcements or actions taken by Citius Oncology, as a majority-owned subsidiary of the Company;

●	the planned distribution of shares common stock of Citius Oncology by Citius Pharma;

●	sales of shares of common stock by Citius Pharma;

●	trading volume of the Company’s common stock;

●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and Company’s ability to obtain and maintain patent protection of its product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;

●	significant lawsuits, including patent or stockholder litigation;

●	the impact of any natural disasters or public health emergencies;

●	general economic, industry and market conditions other events or factors, many of which are beyond the Company’s control; and

●	changes in accounting standards, policies, guidelines, interpretations or principles.

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

For the foreseeable future until LYMPHIR generates significant revenue, if at all, we will need to raise capital to finance our operations, including possible acquisitions or strategic transactions. To do so we might be required to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2025, there were 18,067,744 shares of common stock outstanding, 14,479,372 shares underlying warrants with a weighted average exercise price of $7.41 per share and 839,510 shares underlying options with a weighted average exercise price of $30.09 per share. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock.

Our Certificate of Incorporation allows for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of the common stock.

Our Board has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of one or more series of preferred stock that would grant preferential rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the preferred shares, together with a premium, prior to the redemption of the common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into our common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. For example, in April 2025, our Board authorized the issuance of Series A preferred stock. Each share of Series A preferred stock carried 1,000,000,000 votes and voted together with the outstanding shares of our common stock as a single class, exclusively with respect to a proposed increase in the authorized shares allowed under our Amended and Restated Articles of Incorporation and were not entitled to vote on any other matter. The Series A preferred stock had no other voting rights, including in respect of any other proposal to stockholders, except as otherwise mandated by applicable law. The Series A preferred stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A preferred stock had no rights with respect to any distribution of assets of the Company and was not entitled to receive dividends of any kind. By its terms, the Series A preferred stock was redeemed and retired on June 9, 2025.

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of our common stock.

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board may consider relevant. In addition, our ability to pay dividends may be limited by covenants in any future outstanding indebtedness that we may incur. Since we do not intend to pay dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of the Company’s common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established processes to assess, identify, and manage risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes, which is overseen by our Board through our Audit Committee, along with our executive management.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery, business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for unauthorized access to our information technology systems and identify potential security threats through various automated detection solutions. To protect the security of our information infrastructure and protect our systems and information from unauthorized access, we draw on the knowledge and insights of an external information technology consultant who acts as our primary IT administrator and employ an array of third-party tools and technologies. As part of its oversight, the Audit Committee also oversees and identifies risks from cybersecurity threats associated with our use of an external information technology consultant, as well cybersecurity threats posed by our engagement of other similar third-party providers.

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

Governance

The Board is responsible for overseeing our enterprise risk management program. The Audit Committee of the Board has been designated by the Board to oversee cybersecurity risks and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee receives updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer.

The Chief Financial Officer oversees the operation of our cybersecurity program and has over 10 years of executive experience overseeing risk management and internal controls. The Chief Financial Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the Chief Financial Officer’s oversight of the Company’s information technology function and supervision of the Company’s IT administrator.

Item 2. Properties

We lease our offices at 11 Commerce Drive, First Floor, Cranford, New Jersey 07016. The lease runs until February 28, 2030.

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

Holders of Common Stock

Based upon information furnished by our transfer agent, as of December 17, 2025, we had approximately 90 stockholders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

Dividends

We have never paid dividends on our common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at the sole discretion of our Board and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the Board.

Recent Sales of Unregistered Securities

On December 2, 2025, in consideration for the Pagoda Note Amendment (as defined below), we issued to Pagoda Resources, Inc. (“Pagoda”) a warrant to purchase 75,000 shares of our common stock. The warrant has a five-year term commencing on the date of issuance and an exercise price equal to the closing price of our common stock on Nasdaq on the date of issuance, which was $1.26 per share.

During the year ended September 30, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except for the following: On July 1, 2025, we issued 20,000 shares of common stock for media, and public and investor relations services and on October 14, 2025, we issued an aggregate of 83,036 shares of common stock for investor relations services. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2025, which is the fourth quarter of our fiscal year.

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

Business

We are a biopharmaceutical company dedicated to the development and commercialization of first-in-class critical care products. On September 12, 2014, we acquired Citius Pharmaceuticals, LLC as a wholly-owned subsidiary. Citius Pharmaceuticals, LLC was dissolved on December 29, 2023.

On March 30, 2016, we acquired all of the outstanding stock of Leonard-Meron Biosciences, Inc. by issuing shares of our common stock. We acquired identifiable intangible assets of $19,400,000 related to in-process research and development and recorded goodwill of $9,346,796 for the excess of the purchase consideration over the net assets acquired.

On September 11, 2020, we formed NoveCite, Inc., of which we own 75% of the issued and outstanding capital stock.

On August 23, 2021, we formed Citius Acquisition Corp., or SpinCo, as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, but Citius Acquisition did not begin operations until April 2022, when Citius Pharma transferred to it the assets related to LYMPHIR, including the related license agreement with Eisai and the related asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s. At this time, Citius Acquisition changed its name to Citius Oncology, Inc. In August 2024, as part of the merger, the new publicly-traded company and majority-owned subsidiary was named Citius Oncology, Inc.

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $73,400,000 represents the value of our exclusive license for LYMPHIR (denileukin diftitox), a late-stage oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of twelve years commencing upon revenue generation in December 2025.

Through September 30, 2025, we have devoted substantially all our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have not yet realized any revenues from our operations.

Reverse Stock Split

Effective November 25, 2024, we executed a reverse stock split of our common stock, at a ratio of 1-for-25. All share amounts have been retroactively adjusted to reflect the split.

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

NoveCite – On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited, whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on Novellus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, NoveCite paid $5,000,000 to Novellus and issued Novellus shares of Novecite’s common stock representing 25% of NoveCite’s currently outstanding equity. We own the other 75% of NoveCite’s currently outstanding equity.

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

LYMPHIR – In September 2021, the Company entered into an asset purchase agreement with Dr. Reddy’s and a license agreement with Eisai to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma assigned these agreements to SpinCo effective April 1, 2022. We renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIRTM for the product. Denileukin diftitox is referred to in this annual report as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $19.75 million remains due as of September 30, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5.9 million milestone payment, upon FDA approval, of which $2.9 million remains payable at September 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. Citius Oncology is responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, Citius Oncology recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 Citius Oncology paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, Citius Oncology made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. We expect the first commercial sale to occur in the first quarter of 2026. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

Specialty Distribution Agreements

In 2025, the Company executed three service agreements with pharmaceutical wholesalers to provide distribution of its LYMPHIR product to healthcare organizations which include academic centers, community oncology practices, as well as infusion centers.

RESULTS OF OPERATIONS

Year ended September 30, 2025 compared to year ended September 30, 2024

	Year Ended September 30, 2025	Year Ended September 30, 2024
Revenues	$-	$-

Operating expenses:
Research and development	9,156,474	11,906,601
General and administrative	18,532,843	18,249,402
Stock-based compensation – general and administrative	10,836,291	11,839,678
Total operating expenses	38,525,608	41,995,681

Operating loss	(38,525,608)	(41,995,681)
Interest income	110,081	758,000
Interest expense	(267,782)	-
Gain on sale of New Jersey net operating losses	-	2,387,842
Loss before income taxes	(38,683,309)	(38,849,839)
Income tax expense	1,056,960	576,000
Net loss	$(39,740,269)	$(39,425,839)

Revenues

We did not generate any revenues for the years ended September 30, 2025 or 2024. Revenue commenced in December 2025.

Research and Development Expenses

For the year ended September 30, 2025, research and development expenses were $9,156,474 as compared to $11,906,601 during the year ended September 30, 2024, a decrease of $2,750,127.

Research and development costs for LYMPHIR were $8,328,588 during the year ended September 30, 2025 as compared to $5,118,977 for the year ended September 30, 2024. The $3,209,611 increase in expenses was primarily due to costs associated with the expense of a drug substance batch needed for the pre-license inspection of the manufacturer.

Research and development costs for Mino-Lok decreased by $3,863,984 to $798,984 for the year ended September 30, 2025 as compared to $4,662,968 for the year ended September 30, 2024, due primarily to decreased costs since the completion of the Phase 3 trial and subsequent shutdown costs. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future an NDA submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $493,084 to $14,690 for the year ended September 30, 2025 as compared to $507,774 for the year ended September 30, 2024 due to lower costs since the completion of the Phase 2 study in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss the next steps in the clinical development program.

We expect that research and development expenses will continue to decrease in fiscal 2026 as we continue to focus on the commercialization of LYMPHIR and because we have completed the Phase 3 trial for Mino-Lok.

General and Administrative Expenses

For the year ended September 30, 2025, general and administrative expenses were $18,532,843 as compared to $18,249,402 for the year ended September 30, 2024. General and administrative expenses increased by $283,441 in comparison with the prior period. The primary reason for the increase were higher costs for pre-launch commercial activities associated with LYMPHIR. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the year ended September 30, 2025, stock-based compensation expense was $10,836,291 as compared to $11,839,678 for the year ended September 30, 2024. Stock-based compensation expense includes $2,515,872 for stock options under the Citius Pharma stock plans, $8,116,678 for stock options and $203,741 for restricted stock awards under the Citius Oncology stock plans for the year ended September 30, 2025. Stock-based compensation expense includes $4,293,287 for stock options under the Citius Pharma stock plans, $7,498,817 for stock options under the Citius Oncology stock plans, and $47,574 for stock options under the NoveCite Stock plan for the year ended September 30, 2024. Stock-based compensation expense for the year ended September 30, 2025 decreased by $1,003,387 in comparison to the prior period primarily due to lower costs for the Citius Pharma stock plans.

Other Income (Expense)

Interest income for the year ended September 30, 2025 was $110,081 as compared to interest income of $758,000 for the prior period. The decrease is due to lower average investable balances of the remaining proceeds of our equity offerings in money market accounts.

Interest expense of $267,782 for the year ended September 30, 2025 consists of $218,032 in interest expense under the payment agreement with Eisai and $49,750 in interest expense on the note payable.

Other income for the year ended September 30, 2024 included a gain of $2,387,842 recognized in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Income Taxes

The Company recorded deferred income tax expense of $1,056,960 and $576,000 for the years ended September 30, 2025 and 2024, respectively. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the year ended September 30, 2025, we incurred a net loss of $39,740,269, compared to a net loss for the year ended September 30, 2024 of $39,425,839. The $314,430 increase in the net loss was primarily due to the increase of $283,441 in general and administrative expenses, the decrease in other income (expense) of $3,303,543 partially offset by lower research and development expense of $2,750,127 and lower stock-based compensation expense of $1,003,387.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Pharma has incurred operating losses since inception and incurred net losses of $39,740,269 and $39,425,839 for the years ended September 30, 2025 and 2024, respectively. At September 30, 2025, Citius Pharma had an accumulated deficit of $238,804,129. Citius Pharma’s net cash used in operations during the years ended September 30, 2025 and 2024 was $26,552,738 and $28,201,375, respectively.

The Company had working capital of approximately ($16,980,000) at September 30, 2025. At September 30, 2025, Citius Pharma had cash and cash equivalents of approximately $4,252,000 available to fund its operations. The Company’s only source of cash flow since inception has been from financing activities.

During the years ended September 30, 2025 and 2024, the Company received net proceeds of $32,329,748 and $13,803,684, respectively from the issuance of equity.

Our primary uses of operating cash were for in-licensing of intellectual property, product development and commercialization activities, employee compensation, consulting fees, legal and accounting fees, insurance, and investor relations expenses.

After giving effect to a $6.0 million capital raise by us in October 2025 and an $18.0 million capital raise by Citius Oncology in December 2025, we expect that we will have sufficient funds to continue our operations through March 2026.

Financing Activities

In the quarter ended December 31, 2023, the Company was selected to participate in New Jersey’s Technology Business Tax Certificate Transfer (NOL) Program and received $2,387,842 million in non-dilutive capital through the New Jersey Economic Development Authority in March 2024.

On April 30, 2024, Citius Pharma sold 857,143 shares of common stock and warrants to purchase 857,143 shares, at $17.50 per share and accompanying warrant for gross proceeds of $15,000,002. The warrants have an exercise price of $18.75 per share, are exercisable six months after issuance, and expire on October 30, 2029.

During the year ended September 30, 2024, Citius Pharma sold 18,168 shares for gross proceeds of $252,140 under its at the market offering agreement.

On November 15, 2024, Citius Pharma sold 480,000 shares of common stock and warrants to purchase 480,000 shares at $6.25 per share for gross proceeds of $3,000,000. The immediately exercisable warrants have an exercise price of $6.25 per share and expire on November 19, 2029.

On January 7, 2025, Citius Pharma sold 743,496 shares of common stock and warrants to purchase 743,496 shares at $4.035 per share for gross proceeds of $3,000,000. The immediately exercisable warrants have an exercise price of $3.91 per share and expire on January 8, 2030.

On April 1, 2025, Citius Pharma sold 465,000 shares of common stock, and pre-funded warrants to purchase 1,274,131 shares at offering prices of $1.15 per share and $1.1499 per pre-funded warrant for gross proceeds of $1,999,873. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. All of the pre-funded warrants were exercised during the year ended September 30, 2025.

On June 11, 2025, Citius Pharma sold 540,000 shares of common stock at $1.22 per share, sold pre-funded warrants to purchase 4,380,000 shares at $1.2199 per share, and issued immediately exercisable two-year warrants to purchase 9,840,000 shares at $1.00 per share. for gross proceeds of $6,001,962. The pre-funded warrants are exercisable immediately at $0.0001 per share and do not expire. During the year ended September 30, 2025 all of the pre-funded warrants were exercised.

On July 17, 2025, Citius Oncology sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares at a unit price of $1.32 for gross proceeds of $9,000,000. The immediately exercisable five-year warrants have an exercise price of $1.32 per share.

On September 10, 2025, Citius Oncology sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares at a unit price of $1.75 for gross proceeds of $9,000,000. The warrants are exercisable at $1.84 per share beginning on March 10, 2026 and expire on March 10, 2031.

During the year ended September 30, 2025, Citius Pharma sold 2,917,874 shares for gross proceeds of $4,968,618 under its at-the-market offering facility.

On October 21, 2025, Citius Pharma sold 3,973,510 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase 3,973,510 shares of common stock at a combined per unit price of $1.51 per share for gross proceeds of $6,000,000. The immediately exercisable five-year warrants have an exercise price of $1.40 per share.

We need to obtain substantial additional financing in order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of September 30, 2025, our outstanding milestone payments and purchase commitments for 2025 include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai on or before July 15, 2025, $2,535,318 and thereafter on the 15th of each of the next four months $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of September 30, 2025, we owe a balance of $2,900,000 for the milestone approval fee and $6,697,892 for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $19.75 million remains due as of September 30, 2025. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●	We entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement, we are obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of September 30, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million, consisting of payments of $8.5 million and $5.3 million for calendar years 2025 and 2026, respectively and $2.4 million for 2026 pass-throughs and consumable manufacturing components.

●	As of September 30, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.9 million consisting of purchase commitment obligations of $1.2 million in calendar years 2025 and $1.9 million in 2026 and $1.8 million in 2027.

Based on our cash and cash equivalents at September 30, 2025 and our October 21, 2025 equity sale and the December 2025 equity sale by Citius Oncology, we expect that we will have sufficient funds to continue our operations through March 2026. We will need to raise additional capital in the future to support our operations beyond March 2026. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

In-process Research and Development

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2025.

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

In-process research and development includes $19,400,000 representing the value of LMB’s drug candidate, Mino-Lok, an antibiotic lock solution in Phase 3 clinical development, which if approved, would be used to treat catheter-related bloodstream infections, and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. In-process research and development also includes $73,400,000 representing the value of Citius Oncology’s exclusive license for LYMPHIR (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of 12 years commencing upon revenue generation. Citius Oncology’s In-process research and development consists of $40,000,000 paid to Dr. Reddy’s from the asset purchase agreement and approval milestone fees of $27,500,000 to Dr. Reddy’s and $5,900,000 to Eisai.

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

For its 2025 goodwill analysis, the Company performed a quantitative assessment as of September 30, 2025. Based on this analysis, management concluded that the estimated fair value of the reporting unit exceeded its carrying amount. Accordingly, no impairment charge was recorded, and goodwill continues to be carried at its current value.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under SEC rules, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as a “non-accelerated filer”.

Item 9B. Other Information.

On December 2, 2025, we approved and entered into an amendment (the “Pagoda Note Amendment”) to our existing unsecured promissory note with Pagoda. The original note provided for aggregate principal of $1,000,000, bore interest at a per annum rate of 15.00% compounded monthly (or such lesser rate as the maximum permitted by applicable law), and was scheduled to mature on December 2, 2025. Pursuant to the Pagoda Note Amendment, we extended the maturity date to January 2, 2026. In consideration for the extension, we issued to Pagoda a warrant to purchase 75,000 shares of our common stock. The warrant has a five-year term commencing on the date of issuance and an exercise price equal to the closing price of our common stock on Nasdaq on the date of issuance, which was $1.26 per share.

On December 10, 2025, in connection with a common stock transaction effected by Citius Oncology, we amended the promissory note, dated August 16, 2024, as previously amended on September 10, 2025 (the “Note”), issued by Citius Oncology to us to provide that the maturity of the Note would be the date at which Citius Oncology has closed a series of capital raises that in the aggregate provide gross proceeds of at least $50 million through the issuance of debt or equity securities or the royalty-backed monetization of LYMPHIR. All other terms of the Note remain the same.

On December 23, 2025, we extended the term of the Amended and Restated Employment Agreement between us and Myron Holubiak for an additional 12 months until October 31, 2026, effective as of October 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a written Code of Ethics and Business Conduct that applies to our directors, officers, and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. Additionally, we have adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of material nonpublic information related to our Company, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. Each of these policies can be found in the “Investors - Governance – Governance Documents” section of our website, www.citiuspharma.com.

The other information required by this Item concerning our directors and executive officers is incorporated by reference to the section captioned “Proposal No. 1—Election of Directors” and “Corporate Governance” to be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which information is expected to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act by our directors, executive officers and persons who own more than 10% of our outstanding common stock is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item concerning directors and executive compensation is incorporated by reference from the sections captioned “Corporate Governance”, “Director Compensation” and “Executive Compensation”, respectively, to be contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2025 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	16,910	$166.67	—
2018 Omnibus Stock Incentive Plan	67,200	27.20	—
2020 Omnibus Stock Incentive Plan	66,000	27.83	—
2021 Omnibus Stock Incentive Plan	330,000	41.67	—
2023 Omnibus Stock Incentive Plan	359,400	13.99	118,000
Total	839,510	$30.09	118,000

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the sections captioned “Corporate Governance”, “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors” to be contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Auditor and Audit Committee Matters” to be contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition, and TenX Merger Sub Inc.	8-K	10/24/2023	2.1
3.1.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.1.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	4/18/2025	3.1
3.1.6	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals, Inc., dated June 9, 2025.	8-K	6/9/2025	3.1
3.1.7	Certificate of Change filed with the Secretary of State of Nevada on November 22, 2024.	8-K	11/26/2024	3.1
3.2.1	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
3.2.2	Amendment to the Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	4/18/2025	3.2
4.1	Form of Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.1
4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.3	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.3
4.4	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.5	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.6	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.7	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.8	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.9	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.10	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.11	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.12	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.13	Form of Investor Warrant issued January 27, 2021.	8-K	1/27/2021	4.1
4.14	Form of Placement Agent Warrant issued January 27, 2021.	8-K	1/27/2021	4.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.15	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.16	Form of Investor Warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.17	Form of Placement Agent Warrant issued February 19, 2021	8-K	2/19/2021	4.2
4.18	Form of Warrant issued May 8, 2023.	8-K	5/8/2023	4.1
4.19	Form of Placement Agent Warrant issued May 8, 2023.	8-K	5/8/2023	4.2
4.20	Form of Investor Warrant issued April 30, 2024.	8-K	4/30/2024	4.1
4.21	Form of Investor Warrant issued November 18, 2024.	8-K	11/18/2024	4.1
4.22	Form of Investor Warrant issued on January 8, 2025	8-K	1/8/2025	4.1
4.23	Form of Pre-funded Warrant issued on April 2, 2025	8-K	4/2/2025	4.1
4.24	Form of Placement Agent Warrant issued on April 2, 2025	8-K	4/2/2025	4.2
4.25	Form of Investor Warrant issued on June 11, 2025.	8-K	6/12/2025	4.1
4.26	Form of Pre-Funded Warrant issued on June 11, 2025.	8-K	6/12/2025	4.2
4.27	Form of Placement Agent Warrant issued on June 11, 2025.	8-K	6/12/2025	4.3
4.28	Form of Investor Warrant issued on October 21, 2025.	8-K	10/21/2025	4.1
4.29	Form of Pre-Funded Warrant issued on October 21, 2025.	8-K	10/21/2025	4.2
4.30	Form of Placement Agent Warrant issued on October 21, 2025.	8-K	10/21/2025	4.3
4.31	Form of Warrant issued on December 2, 2025.				X
4.32	Description of Common Stock.	10-K	12/27/2025	4.22
10.1*	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2*	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3*	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed April 12, 2022, effective May 1, 2022.	10-Q	5/12/2022	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5*	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.6*	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.7*	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.8	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.9+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.10	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.11+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	5/12/2023	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.12	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.13*	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.14*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.15	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.16	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.17	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.18*	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.19+	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.	10-K	12/16/2020	10.24
10.20	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.21	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.22*	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.23*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-K	12/15/2021	10.29
10.24+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	10-K	12/15/2021	10.30
10.25+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.31
10.26+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.32
10.27+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.33
10.28*	Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan.	Schedule 14A	12/22/2022	Annex A
10.29	Form of Securities Purchase Agreement, dated May 3, 2023, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/8/2023	10.1
10.30+	Sponsor Support Agreement, dated as of October 23, 2023, by and among 10XYZ Holdings LP, TenX Keane Acquisition, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	10/24/2023	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.31+	Form of Amended and Restated Registration Rights Agreement.	8-K	10/24/2023	10.2
10.32+	Form of Amended and Restated Shared Services Agreement.	8-K	10/24/2023	10.3
10.33+	Form of Securities Purchase Agreement, dated as of April 25, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	4/30/2024	10.1
10.34+	Amended and Restated Shared Services Agreement, dated, August, 9, 2023, between Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	8/16/2024	10.1
10.35+	Amended and Restated Registration Rights Agreement, dated as of August 9, 2024, by and between Citius Oncology, Inc. and the signatories thereto.	8-K	8/16/2024	10.2
10.36+	Side Letter Agreement, dated August 12, 2024, by and by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	8/16/2024	10.3
10.37+	Promissory note, dated August 16, 2024, issued to Citius Pharmaceuticals, Inc. by Citius Oncology, Inc.	8-K	8/16/2024	10.4
10.38	Amendment to Promissory Note, dated September 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.				X
10.39	Second Amendment to Promissory Note, dated December 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.				X
10.40	Form of Securities Purchase Agreement, dated as of November 15, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	11/18/2024	10.1
10.41	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	1/8/2025	10.1
10.42	Form of Securities Purchase Agreement, dated as of April 1, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	4/2/2025	10.1
10.43	Subscription and Investment Representation Agreement, dated April 17, 2025, by and between Citius Pharmaceuticals, Inc. and Leonard Mazur.	8-K	4/18/2025	10.1
10.44	Unsecured Promissory Note issued to Pagoda Resources, Inc., dated June 2, 2025.	8-K	6/3/2025	10.1
10.45	Amendment No. 1 to Unsecured Promissory Note issued to Pagoda Resources, Inc., dated December 2, 2025.				X
10.46	Form of Securities Purchase Agreement, dated as of June 9, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	6/12/2025	10.1
10.47	Form of Securities Purchase Agreement, dated as of October 20, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	10/21/2025	10.1
10.48*	First Amendment to Amended and Restated Employment Agreement by and between Myron Holubiak and Citius Pharmaceuticals, Inc., executed September 25, 2024, effective May 31, 2024.				X
10.49*	Second Amendment to Amended and Restated Employment Agreement by and between Myron Holubiak and Citius Pharmaceuticals, Inc., executed December 23, 2025, effective October 31, 2025.				X
19.1	Insider Trading Policy.	10-K	12/27/2024	19.1
21	Subsidiaries.	10-K	12/29/2023	21
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
97.1	Compensation Recovery Policy.	10-K/A	1/27/2025	97.1
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).	--	--	--	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. Citius Pharma agrees to furnish supplementally an unredacted copy such exhibit, including any omitted exhibits and schedules, to the SEC upon its request.

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: December 23, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Chief Executive Officer and Director	December 23, 2025
Leonard Mazur	(Principal Executive Officer)

/s/ Myron Holubiak	Executive Vice Chairman and Director	December 23, 2025
Myron Holubiak

/s/ Jaimie Bartushak	Chief Financial Officer	December 23, 2025
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 23, 2025
Suren Dutia

/s/ Eugene Holuka	Director	December 23, 2025
Eugene Holuka

/s/ Dennis McGrath	Director	December 23, 2025
Dennis McGrath

/s/ Robert J. Smith	Director	December 23, 2025
Robert J. Smith

/s/ Carol Webb	Director	December 23, 2025
Carol Webb

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citius Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Pharmaceuticals, Inc. (the Company) as of September 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a working capital deficit as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

December 23, 2025

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND 2024

	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$4,252,290	$3,251,880
Inventory	22,286,693	8,268,766
Prepaid expenses	1,395,490	2,700,000
Total Current Assets	27,934,473	14,220,646

Operating lease right-of-use asset, net	818,694	246,247

Other Assets:
Deposits	38,062	38,062
In-process research and development	92,800,000	92,800,000
Goodwill	9,346,796	9,346,796
Total Other Assets	102,184,858	102,184,858

Total Assets	$130,938,025	$116,651,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,693,692	$4,927,211
License payable	22,650,000	28,400,000
Accrued expenses	4,190,253	17,027
Accrued compensation	3,292,447	2,229,018
Note payable	1,000,000	—
Operating lease liability	88,348	241,547
Total Current Liabilities	44,914,740	35,814,803

Deferred tax liability	7,770,760	6,713,800
Operating lease liability – non current	724,925	21,318
Total Liabilities	53,410,425	42,549,921

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 250,000,000 and 16,000,000 shares authorized at September 30, 2025 and 2024, respectively; 18,067,744 and 7,247,243 shares issued and outstanding at September 30, 2025 and 2024, respectively	18,068	7,247
Additional paid-in capital	306,336,239	271,440,421
Accumulated deficit	(238,804,129)	(201,370,218)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	67,550,178	70,077,450
Non-controlling interest	9,977,422	4,024,380
Total Equity	77,527,600	74,101,830

Total Liabilities and Equity	$130,938,025	$116,651,751

See accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Revenues	$—	$—

Operating Expenses:
Research and development	9,156,474	11,906,601
General and administrative	18,532,843	18,249,402
Stock-based compensation – general and administrative	10,836,291	11,839,678
Total Operating Expenses	38,525,608	41,995,681

Operating Loss	(38,525,608)	(41,995,681)

Other Income (Expense):
Interest income	110,081	758,000
Interest expense	(267,782)	—
Gain on sale of New Jersey net operating losses	—	2,387,842
Total Other Income (Expense), Net	(157,701)	3,145,842

Loss before Income Taxes	(38,683,309)	(38,849,839)
Income tax expense	1,056,960	576,000

Net Loss	(39,740,269)	(39,425,839)
Net loss attributable to non-controlling interest	2,306,358	287,000
Deemed dividend on warrant extension	—	(1,047,312)

Net Loss Applicable to Common Stockholders	$(37,433,911)	(40,186,151)

Net Loss Per Share Applicable to Common Stockholders - Basic and Diluted	$(3.38)	(5.97)

Weighted Average Common Shares Outstanding
Basic and diluted	11,065,225	6,726,999

See accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non-Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2023	—	6,354,371	$6,354	$253,056,133	$(162,231,379)	$90,831,108	$600,380	$91,431,488
Issuance of common stock for services	—	15,479	15	284,161	—	284,176	—	284,176
Issuance of common stock upon exercise of stock options	—	2,082	2	(2)	—	—	—	—
Sale of common stock, net of costs	—	875,311	876	13,802,808	—	13,803,684	—	13,803,684
Stock-based compensation expense	—	—	—	11,839,678	—	11,839,678	—	11,839,678
Merger, net of transaction costs of $2,358,780	—	—	—	(3,831,357)	—	(3,831,357)	—	(3,831,357)
Minority interest from Merger	—	—	—	(3,711,000)	—	(3,711,000)	3,711,000	—
Net loss	—	—	—	—	(39,425,839)	(39,425,839)	—	(39,425,839)
Net loss attributable to noncontrolling interest	—	—	—	—	287,000	287,000	(287,000)	—
Balance, September 30, 2024	—	7,247,243	7,247	271,440,421	(201,370,218)	70,077,450	4,024,380	74,101,830
November 2024 sale of common stock, net of costs of $425,949	—	480,000	480	2,573,571	—	2,574,051	—	2,574,051
January 2025 sale of common stock, net of costs of $342,833	—	743,496	744	2,656,423	—	2,657,167	—	2,657,167
April 2025 sale of common stock and pre-funded warrants, net of costs of $256,116	—	465,000	465	1,743,292	—	1,743,757	—	1,743,757
June 2025 sale of common stock and pre-funded warrants, net of costs of $571,126	—	540,000	540	5,430,296	—	5,430,836	—	5,430,836
July 2025 sale of common stock by Citius Oncology, net of costs of $1,453,012	—	—	—	3,770,278	—	3,770,278	(3,776,710)	7,546,988
September 2025 sale of common stock by Citius Oncology, net of costs of $1,380,146	—	—	—	4,090,493	—	4,090,493	(3,529,361)	7,619,854
Issuance of common stock for services	—	20,000	20	26,580	—	26,600	—	26,600
Issuance of common stock upon exercise of pre-funded warrants	—	5,654,131	5,654	(5,088)	—	566	—	566
Sales of common stock under at the market offering agreement, net of costs	—	2,917,874	2,918	4,727,011	—	4,729,929	—	4,729,929
Sale of Series A preferred stock	1	—	—	100	—	100	—	100
Redemption of Series A preferred stock	(1)	—	—	(100)	—	(100)	—	(100)
Stock-based compensation expense	—	—	—	9,882,962	—	9,882,962	953,329	10,836,291
Net loss	—	—	—	—	(39,740,269)	(39,740,269)	—	(39,740,269)
Net loss attributable to noncontrolling interest	—	—	—	—	2,306,358	2,306,358	(2,306,358)	—
Balance, September 30, 2025	—	18,067,744	$18,068	$306,336,239	$(238,804,129)	$67,550,178	$9,977,422	$77,527,600

See accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(39,740,269)	$(39,425,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,836,291	11,839,678
Issuance of common stock for services	26,600	284,176
Amortization of operating lease right-of-use asset	214,250	208,179
Depreciation	—	1,432
Deferred income tax expense	1,056,960	576,000
Changes in operating assets and liabilities:
Inventory	(12,649,207)	(2,133,871)
Prepaid expenses	(64,210)	(945,389)
Accounts payable	8,766,481	1,999,877
Accrued expenses	4,173,226	(459,273)
Accrued compensation	1,063,429	72,035
Operating lease liability	(236,289)	(218,380)
Net Cash Used In Operating Activities	(26,552,738)	(28,201,375)
Cash Flows From Investing Activities:
License payment	(5,750,000)	(5,000,000)
Net Cash Used In Investing Activities	(5,750,000)	(5,000,000)

Cash Flows From Financing Activities:
Proceeds from note payable and advance from employee	1,300,000	—
Repayment of advance from employee	(300,000)	—
Merger, net	—	(3,831,357)
Net proceeds from common stock offerings	32,303,148	13,803,684
Net Cash Provided By Financing Activities	33,303,148	9,972,327

Net Change in Cash and Cash Equivalents	1,000,410	(23,229,048)
Cash and Cash Equivalents – Beginning of Year	3,251,880	26,480,928
Cash and Cash Equivalents – End of Year	$4,252,290	$3,251,880

Supplemental Disclosures of Cash Flow Information and Non-cash Activities:

IPR&D Milestones included in License Payable	$—	$28,400,000
Net Prepaid Manufacturing transferred to Inventory	$1,368,720	$6,134,895
Operating lease right-of-use asset and liability recorded	$786,697	$—
Interest paid	$187,389	$—

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Pharmaceuticals, Inc. (“Citius Pharma,” the “Company,” “we,” or “us”) is a late-stage biopharmaceutical company dedicated to the development and commercialization of critical care products with a focus on oncology, anti-infectives in adjunct cancer care, unique prescription products and stem cell therapies.

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

On August 23, 2021, we formed Citius Oncology, Inc. (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On August 12, 2024, Citius Pharma and Citius Oncology entered into a merger agreement with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc (“Merger Sub”), whereby Merger Sub merged with and into Citius Oncology. After the merger and recapitalization (the “Merger”), the newly combined publicly traded company was owned 92.3% by Citius Pharma, and is named Citius Oncology, Inc. (see Note 10).

Since our inception, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by us or our competitors of research and development stage products, regulatory approval and market acceptance of its products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, our ability to obtain additional financing and our compliance with governmental and other regulations.

Basis of Presentation

The accompanying consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., and its wholly-owned subsidiary LMB and its majority-owned subsidiaries NoveCite and Citius Oncology. On August 12, 2024, Citius Oncology, previously a wholly-owned subsidiary, became a majority-owned subsidiary. As of September 30, 2025, Citius Oncology was a 79.1% majority-owned subsidiary.

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

All share amounts and per share data reflect a 1-for-25 reverse stock split which became effective on November 25, 2024.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We experienced negative cash flows from operations of $26,552,738 and $28,201,375, for the years ended September 30, 2025 and 2024, respectively. We had a negative working capital of approximately $17 million at September 30, 2025. We estimate that our available cash resources will be sufficient to fund its operations through March 2026 which raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

We have generated no operating revenue to date and have principally raised capital through the issuance of debt and equity instruments to finance our operations. However, our continued operations beyond March 2026, including our development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on our ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of our product candidates. We can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If we are unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on our business. Further, we expect in the future to incur additional expenses as we continue to develop our product candidates, including seeking regulatory approval, and protecting our intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by us in the preparation of the consolidated financial statements is as follows:

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

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of less than three months at the time of purchase to be cash equivalents. From time to time, we may have cash balances in financial institutions in excess of insurance limits. We have never experienced any losses related to these balances.

Prepaid Expenses

Prepaid expenses at September 30, 2025 and 2024 consist of $64,210 and $0 in prepaid annual service fees, respectively, and $1,331,280 and $2,700,000 of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales.

Inventory

Inventory is stated at the lower of actual accumulated costs or net realizable value as of September 30, 2025 and 2024, related to the manufacturing of LYMPHIR commercial products to be sold commencing in 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

	September 30, 2025	September 30, 2024
Finished goods	$10,577,876	$6,134,895
Work in process	11,708,817	2,133,871
Total	$22,286,693	$8,268,766

During 2024 and 2025, $6,134,895 and $1,368,720 respectively, of prepaid manufacturing costs were transferred to inventory upon product approval and production commencement at our third-party manufacturers.

Research and Development

Research and development costs, including upfront fees and milestones paid to collaborators who are performing research and development activities under contractual agreements with us, are expensed as incurred. We defer and capitalize our nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When we are reimbursed by a collaboration partner for work we perform, we record the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in our consolidated statement of operations. Research and development expenses primarily consist of clinical and non-clinical studies, materials and supplies, third-party costs for contracted services, and payments related to external collaborations and other research and development related costs.

In-process Research and Development

We capitalize intangible assets purchased from others for use in research and development activities as In Process Research & Development (IPR&D) when the assets acquired have an alternative future use, we anticipate future economic benefit from that use and the assets acquired are not dependent on future development. Milestone payments upon regulatory approval that meet the same criteria are capitalized when the payments are considered recoverable based on expected future cash flows. Amortization of IPR&D over the exclusive regulatory period of the acquired asset commences upon revenue generation.

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

The Company reviews intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisitions through September 30, 2025.

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

For its 2025 goodwill analysis, the Company performed a quantitative assessment as of September 30, 2025. Based on this analysis, management concluded that the estimated fair value of the reporting unit exceeded its carrying amount. Accordingly, no impairment charge was recorded, and goodwill continues to be carried at its current value.

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the consolidated statement of operations over the requisite service period based on the fair value for each stock award on the grant date. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. We estimate volatility using the trading activity of our common stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

We recognize compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statement of operations over the service period based on the measurement of fair value for each stock award and record forfeitures as they occur.

Income Taxes

We follow accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the consolidated financial statements. Tax positions taken or expected to be taken in the course of preparing our tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the consolidated financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2025. Any interest or penalties are charged to expense. During the years ended September 30, 2025 and 2024, the Company did not recognize any interest and penalties. Tax years subsequent to September 30, 2021 are subject to examination by federal and state authorities.

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

Segment Reporting

The Company operates through a single operating and reportable segment which is focused on developing and commercializing innovative targeted oncology therapies. The Company’s lead product candidate is LYMPHIR, an engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent CTCL, a rare form of non-Hodgkin lymphoma. LYMPHIR was approved by the FDA in August 2024. The Company manages all business activities on a consolidated basis. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer.

The accounting policies of the operating segment are as described in Note 3. The CODM evaluates the performance of the operating segment and allocates resources based on amounts as reported on the consolidated statements of operations and cash flows. Segment expenses are presented on the Company’s consolidated statements of operations. The operating segment assets are reported on the consolidated balance sheet as total assets.

Concentrations of Credit Risk

We have no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Recently Adopted Accounting Standards

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied retrospectively. Since the Company has one reportable segment, adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. The standard also requires disclosure of income (loss) before provision for income taxes and income tax expense (benefit) in accordance with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application – General Notes to Financial Statements: Income Tax Expense, and the removal of disclosures no longer considered cost beneficial or relevant. The guidance will be effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of adoption of the standard on our financial statement disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adoption of the standard on ours financial statement disclosures.

4. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. We recorded an annual maintenance fee expense of $90,000 in both 2025 and 2024.

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

License Agreement with Eterna

On October 6, 2020, NoveCite, entered into a license agreement with Novellus Therapeutics Limited (“Novellus”), whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, develop and commercialize a stem cell therapy based on the Novellus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, NoveCite, paid an upfront payment of $5,000,000 to Novellus, which was charged to research and development expense during the year ended September 30, 2021, and issued to Novellus shares of NoveCite’s common stock representing 25% of the outstanding equity. We own the other 75% of NoveCite’s outstanding equity. Pursuant to the terms of the original stock subscription agreement, if NoveCite issued additional equity, subject to certain exceptions, NoveCite had to maintain Novellus’s ownership at 25% by issuing additional shares to Novellus.

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics, Inc. (“Brooklyn”). In this transaction, the NoveCite license was assumed by Brooklyn with all original terms and conditions. The stock subscription agreement was amended to assign to Brooklyn all of Novellus’s rights and delete the anti-dilution protection and replace it with a right of first refusal whereby Brooklyn will have the right to purchase all or a portion of the securities that NoveCite intends to sell or in the alternative, at the option of NoveCite, Brooklyn may purchase that amount of the securities proposed to be sold by NoveCite to allow Brooklyn to maintain its then percentage ownership. In October 2022, Brooklyn changed its name to Eterna Therapeutics Inc. (“Eterna”).

We are responsible for the operational activities of NoveCite and bear all costs necessary to operate NoveCite. Our officers are also the officers of NoveCite and oversee the business strategy and operations of NoveCite. As such, NoveCite is accounted for as a consolidated subsidiary with a noncontrolling interest.

Eterna has no contractual rights in the profits or obligations to share in the losses of NoveCite, and we have not allocated any losses to the noncontrolling interest.

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

License Agreement with Eisai

In September 2021, we entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. We renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIR for the product. We assigned these agreements to Citius Oncology effective April 1, 2022 and received a BLA approval from the FDA for LYMPHIR in August 2024.

Under the terms of these agreements, we acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets (which are now owned by Citius Oncology). The exclusive license rights, through Citius Oncology, include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. We paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone became payable to Dr. Reddy’s, of which a balance of $19.75 million included in license fee payable, remained due as of September 30, 2025. After discussions, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. During the years ended September 30, 2025 and 2024, we paid $2,750,000 and $5,000,000, respectively, against the outstanding milestone fee.

At the time of the FDA approval for LYMPHIR, a $5.9 million milestone became payable to Eisai, of which a balance of $2.9 million included in license fee payable, remained due as of September 30, 2025. During the year ended September 30, 2025, we paid $3,000,000 against the outstanding milestone fee. Eisai is to receive additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was o required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA with the FDA. The BLA was approved by the FDA on August 8, 2024. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3,000,000 of the development milestone and the balance of $2,900,000 is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. We expect the first commercial sale to occur in the first quarter of 2026. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

As part of the definitive agreement with Dr. Reddy’s, we acquired method of use patents in which LYMPHIR is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

The following patents were acquired and subsequently transferred to Citius Oncology:

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

5. NOTE PAYABLE AND ADVANCE FROM EMPLOYEE

On June 2, 2025, The Company borrowed $1,000,000 from an unrelated lender. The note payable is due in full on December 2, 2025 with interest at 15% compounded monthly. Leonard Mazur (Chairman and Chief Executive Officer of the Company) personally guaranteed repayment of the note. Interest expense for the year ended September 30, 2025 was $49,750.

On May 28, 2025, an employee provided a $300,000 non-interest-bearing advance to the Company. On June 5, 2025, the Company repaid the employee in full.

6. COMMON STOCK, STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND WARRANTS

Authorized Common Stock and Reverse Stock Split

We filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1-for-25 reverse stock split of our issued and outstanding shares of common stock, and (ii) decrease the number of total authorized shares of common stock from 400,000,000 shares to 16,000,000 shares. The reverse stock split was intended to regain compliance with the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq Capital Market. The reverse stock split became effective on November 25, 2024, and our common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on November 26, 2024. All share amounts have been retroactively adjusted to reflect the split.

Series A Preferred Stock and Authorized Common Stock

On April 17, 2025, we entered into an agreement with Leonard Mazur (Chairman and Chief Executive Officer of the Company), pursuant to which we sold one share of Series A Preferred Stock, par value $0.001 per share for $100 to Mr. Mazur. The Series A Preferred Stock was sold in connection with the June 9, 2025 special meeting of the stockholders for the purpose of approving an amendment to our Articles of Incorporation, as amended, to increase the number of shares of our authorized common stock from 16,000,000 to 250,000,000. Our stockholders approved the authorized share increase on June 9, 2025.

On April 17, 2025, we filed a certificate of designation with the Nevada Secretary of State, designating the powers, rights, privileges and restrictions of the Series A Preferred Stock. The certificate provides that each share of Series A Preferred Stock will have 1,000,000,000 votes and will vote together with the outstanding shares of common stock as a single class, exclusively with respect to the authorized share increase proposal and shall not be entitled to vote on any other matter. The Series A Preferred Stock will be voted on the authorized share increase in the same proportion as the aggregate votes cast by holders of common stock “for” and “against” the proposal. The Series A Preferred Stock otherwise has no other voting rights, including in respect of any other proposal. The voting power attributable to the Series A Preferred Stock will be disregarded for purposes of determining whether a quorum is present at the special meeting, and the establishment of a quorum at the special meeting will be determined only with reference to the common stock.

Pursuant to its terms, on June 9, 2025, the outstanding share of Series A Preferred Stock was redeemed automatically for $100 after we published the final results of the stockholder vote on the authorized stock increase.

Common Stock Issued for Services

On October 10, 2023, we issued 4,351 shares of common stock for media, and public and investor relations services and expensed the $76,146 fair value of the common stock issued.

On January 17, 2024, we issued 5,128 shares of common stock for general and business development advisory services and expensed the $98,079 fair value of the common stock issued.

On April 25, 2024, we issued 6,000 shares of common stock for financial, general and business development advisory services and expensed the $109,950 fair value of the common stock issued.

On July 1, 2025, we issued 20,000 shares of common stock for media, and public and investor relations services and expensed the $26,600 fair value of the common stock issued.

Common Stock Offerings

On April 30, 2024, Citius Pharma sold 857,143 shares of common stock and warrants to purchase 857,143 shares of common stock, at a purchase price of $17.50 per share and accompanying warrant for gross proceeds of $15,000,002. The warrants have an exercise price of $18.75 per share, are exercisable six months after issuance, and expire on October 30, 2029. The estimated fair value of the warrants issued to the investors was approximately $11,206,000.

Net proceeds were $13,718,951 after deducting the placement agent fee of $1,050,000, placement agent expenses of $135,000, legal fees of $80,101, and other offering expenses of $15,950. We also issued 60,000 warrants to the placement agent at an exercise price of $21.875 per share, that are exercisable six months from the date of issuance and expire on April 25, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $756,000.

On November 15, 2024, Citius Pharma sold 480,000 shares of common stock and warrants to purchase 480,000 shares of common stock. Gross proceeds were $3,000,000 and net proceeds were $2,574,051 after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $6.25. The immediately exercisable warrants have an exercise price of $6.25 per share and expire on November 19, 2029. The estimated fair value of the warrants issued to the investors was approximately $1,575,000.

We paid the placement agent 7% of the gross proceeds and granted the placement agent immediately exercisable warrants to purchase 33,600 shares of common stock at an exercise price is $7.8125 per share which expire on November 15, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $104,000.

On January 7, 2025, Citius Pharma sold 743,496 shares of common stock and warrants to purchase 743,496 shares of common stock. Gross proceeds were approximately $3,000,000 and net proceeds were $2,657,167 after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $4.035. The immediately exercisable warrants have an exercise price of $3.91 per share and expire on January 8, 2030. The estimated fair value of the warrants issued to the investors was approximately $2,091,000.

We paid the placement agent 7% of the gross proceeds and granted the placement agent immediately exercisable warrants, to purchase 52,045 shares of common stock at $5.0438 per share which expire on January 7, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $138,000.

On April 1, 2025, Citius Pharma sold 465,000 shares of common stock, and pre-funded warrants to purchase 1,274,131 shares of common stock at an offering price of $1.15 and $1.1499. Gross proceeds were $1,999,873 and net proceeds were $1,743,757 after deducting fees and expenses. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. All 1,274,131 of the pre-funded warrants were exercised during the year ended September 30, 2025.

We paid the placement agent 7% of the gross proceeds and granted the placement agent warrants to purchase 121,739 shares of common stock at $1.4375 per share which are exercisable commencing on October 2, 2025 and expire on April 1, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $100,000.

On June 11, 2025, Citius Pharma sold 540,000 shares of common stock, and pre-funded warrants to purchase 4,380,000 shares of common stock at offering prices of $1.22 and $1.2199, respectively, along with immediately exercisable two-year warrants to purchase 9,840,000 shares of common stock at $1.00 per share. Gross proceeds were $6,001,962 and net proceeds of the offering were $5,430,836 after deducting fees and expenses. The pre-funded warrants are exercisable immediately at $0.0001 per share and do not expire. During the year ended September 30, 2025 all 4,380,000 of the pre-funded warrants were exercised. The estimated fair value of the 9,840,000 warrants issued to the investors was approximately $4,867,000.

We paid the placement agent a fee of $420,168 and other fees and expenses were $150,958. In addition, we granted placement agent warrants to purchase 344,400 shares of common stock at an exercise price equal to $1.525 per share. The warrants are exercisable six months after issuance and expire after five years. On the expiration date, any warrants outstanding will be exercised via cashless exercise. The estimated fair value of the warrants issued to the placement agent was approximately $222,000.

On July 17, 2025, Citius Oncology sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock. The shares and warrants were sold at a per unit price of $1.32. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors was approximately $8,197,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000, and issued the placement agent warrants to purchase up to 272,727 shares of common stock at an exercise price of $1.65 per share. The warrants are exercisable commencing on January 17, 2026 and expire on July 17, 2030. Citius Oncology also paid an additional 7.0% fee to a prior placement agent and issued the prior placement agent warrants to purchase up to 477,273 shares of common stock at an exercise price of $1.65 per share. The placement agent warrants are exercisable commencing on August 17, 2025 and expire on July 17, 2030. The estimated fair value of the warrants issued to the placement agents was approximately $905,000.

On September 10, 2025, Citius Oncology sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock. The shares and warrants were sold at a per unit price of $1.75. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 at an exercise price of $1.84 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors was approximately $6,995,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, Citius Oncology issued the placement agent warrants to purchase up to 205,714 shares of common stock at an exercise price of $1.92 per share. The warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. We also paid an additional 7.0% fee to a prior placement agent and issued the prior placement agent warrants to purchase up to 360,000 shares of common stock at an exercise price of $2.1875 per share. The placement agent warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. The estimated fair value of the warrants issued to the placement agents was approximately $717,000.

Citius Pharma At the Market Offering Agreement

On August 12, 2024, we entered into a sales agreement, to sell, from time to time during the term of the agreement our shares of common stock.

During the year ended September 30, 2024, Citius Pharma sold 18,168 shares for gross proceeds of $252,140. Net proceeds after deducting broker fees and other offering expenses were $84,735.

During the three months ended March 31, 2025, Citius Pharma sold 289,910 shares for gross proceeds of $839,468. Net proceeds after deducting broker fees and other offering expenses were $808,640.

During the three months ended June 30, 2025, Citius Pharma sold 2,185,249 shares for gross proceeds of $3,471,866. Net proceeds after deducting broker fees and other offering expenses were $3,294,446.

During the three months ended September 30, 2025, Citius Pharma sold 442,715 shares for gross proceeds of $657,284. Net proceeds after deducting broker fees and other offering expenses were $626,843.

Citius Pharma Stock Option Plans

Under our 2014 Stock Plan, we reserved 34,667 shares of common stock. As of September 30, 2025, there were options to purchase 16,910 shares outstanding and no shares were available for future grants.

Under our 2018 Stock Plan, we reserved 80,000 shares of common stock. As of September 30, 2025, there were options to purchase 67,200 shares outstanding and no shares were available for future grants.

Under our 2020 Stock Plan, we reserved 124,400 shares of common stock. As of September 30, 2025, there were options to purchase 66,000 shares outstanding and no shares available for future grants.

Under our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of September 30, 2025, options to purchase 330,000 shares were outstanding and no shares reserved for future grants

Under our 2023 Stock Plan, we reserved for issuance 481,400 shares of common stock. As of September 30, 2025, options to purchase 359,400 shares were outstanding, and 118,000 shares remain available for future grants.

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

The following assumptions were used in determining the fair value of stock option grants for the years ended September 30, 2025 and 2024:

	2025	2024
Risk-free interest rate	4.17 – 4.31%	4.62 – 4.66%
Expected dividend yield	0.00%	0.00%
Expected term	5.50 – 10 years	5.50 – 10 years
Expected volatility	85%	85 – 86%

A summary of option activity under our plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	656,084	$36.41	7.26 years	$0.00
Granted	185,000	$9.50
Exercised	—
Forfeited or expired	(1,574)	$242.80
Outstanding at September 30, 2025	839,510	$30.09	6.90 years	$0.00

Exercisable at September 30, 2025	512,509	$39.70	5.88 years	$0.00

The weighted average grant date fair value of the options granted during the year ended September 30, 2025 was estimated at $7.15 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

At September 30, 2025, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $1,485,612 is expected to be recognized over a weighted average period of 1.55 years.

NoveCite Stock Plan – Under the NoveCite Stock Plan, we reserved 2,000,000 shares of common stock of NoveCite. As of September 30, 2025, there were options outstanding to purchase 1,911,500 shares and 88,500 shares of common stock available for future grants.

During the year ended September 30, 2021, NoveCite granted options to purchase 2,000,000 shares of common stock to employees at an exercise price of $0.24 per share, 88,500 shares were forfeited, and options to purchase 1,911,500 shares were exercisable as of September 30, 2025. These options vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 5.39 years. No options were issued in fiscal years 2025 and 2024. At September 30, 2025, there is no remaining unrecognized total compensation cost related to awards under the plan.

Citius Oncology Stock Plan - Under the 2023 Citius Oncology Stock Plan, we reserved 15,000,000 shares of common stock of Citius Oncology. On August 2, 2024, Citius Oncology reserved 15,000,000 shares under the Citius Oncology 2024 Stock plan The Citius Oncology Stock Plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights. As of September 30, 2025, options to purchase 18,100,000 shares were outstanding, restricted stock awards of 11,600,000 have not vested and 300,000 shares remain available for future grants.

The following assumptions were used in determining the fair value of the Citius Oncology stock option grants for the year ended September 30, 2025 and 2024:

	2025	2024
Risk-free interest rate	4.08-4.18%	4.66%
Expected dividend yield	0.00	0.00%
Expected term	5.50-6.50 years	6.50 years
Expected volatility	85%	87%

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

 A summary of option activity under the Citius Oncology plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$—
Granted	5,750,000	1.07
Forfeited	(400,000)
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Exercisable at September 30, 2025	9,781,250	$2.02	7.94 years	$1,136,500

On December 2, 2024, the Board of Directors granted options to purchase 200,000 shares of common stock at an exercise price of $1.02 per share. On December 12, 2024, the Board of Directors granted options to purchase 5,550,000 shares of common stock at an exercise price of $1.07 per share. The weighted average grant date fair value of the options granted during the year ended September 30, 2025 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

At September 30, 2025, unrecognized total compensation cost related to unvested awards of $7,814,682 is expected to be recognized over a weighted average period of 1.23 years.

Citius Oncology Restricted Stock Awards

On September 19, 2025, the Board of Directors granted restricted stock awards of 11,600,000 shares of common stock to employees and directors. The restricted stock awards vest on September 30, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share).

Stock-based compensation expense for restricted stock awards for the year ended September 30, 2025 was $203,741.

At September 30, 2025, unrecognized total compensation cost related to unvested restricted stock awards under the stock plans of $20,096,259 is expected to be recognized over a weighted average period of 2.97 years.

Stock-based compensation expense - under all plans for the years ended September 30, 2025 and 2024 was $10,836,291 (including $8,116,678 for Citius Oncology options and $203,741 for Citius Oncology restricted stock awards) and $11,839,678 (including $47,574 for the NoveCite plan and $7,498,817 for the Citius Oncology plan). respectively.

Citius Pharmaceuticals Warrants

We reserved 14,479,372 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2025:

	Exercise price	Number	Expiration Dates
August 2018 Offering Investors	28.75	156,863	August 14, 2026
August 2018 Offering Agent	39.84	7,576	August 8, 2026
September 2019 Offering Investors	19.25	111,732	September 27, 2026
September 2019 Offering Underwriter	27.97	7,774	September 27, 2026
May 2020 Offering Investors	25.00	66,824	November 18, 2025
January 2021 Offering Investors	30.78	123,648	July 27, 2026
January 2021 Offering Agent	40.44	14,065	July 27, 2026
February 2021 Offering Investors	42.50	823,211	February 19, 2026
February 2021 Offering Agent	47.03	100,256	February 19, 2026
May 2023 Offering Investors	37.50	500,000	May 8, 2028
May 2023 Offering Agent	37.50	35,000	May 3, 2028
April 2024 Offering Investors	18.75	857,143	October 30, 2029
April 2024 Offering Agent	21.875	60,000	April 25, 2029
November 2024 Offering Investors	6.25	480,000	November 18, 2029
November 2024 Offering Agent	7.8125	33,600	November 15, 2029
January 2025 Offering Investors	3.91	743,496	January 8, 2030
January 2025 Offering Agent	5.0438	52,045	January 7, 2030
April 2025 Offering Agent	1.4375	121,739	April 1, 2030
June 2025 Offering Investor	1.00	9,840,000	June 11, 2027
June 2025 Offering Agent	1.525	344,400	June 11, 2027
		14,479,372

On April 2, 2024, we extended the term to April 5, 2025, for 51,780 warrants with an exercise price of $35.50 per share and extended the term to April 5, 2025, for 9,605 warrants with an exercise price of $48.28 per share. We recorded a deemed dividend of $321,559 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification which increased the net loss attributable to common shareholders for the year ended September 30, 2024.

On August 7, 2024, we extended the term to August 14, 2025, for 156,863 warrants with an exercise price of $28.75 per share and extended the term to August 8, 2025, for 7,576 warrants with an exercise price of $39.84 per share. We recorded a deemed dividend of $375,511 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification which increased the net loss attributable to common shareholders for the year ended September 30, 2024.

On September 25, 2024, we extended the term to September 27, 2025, for 111,732 warrants with an exercise price of $19.25 per share and extended the term to September 27, 2025, for 7,774 warrants with an exercise price of $27.97 per share. We recorded a deemed dividend of $350,241 based on the excess of the fair value of the modified warrants over the fair value of the warrants before the modification which increased the net loss attributable to common shareholders for the year ended September 30, 2024.

On August 7, 2025, we extended the term to August 14, 2026 for 156,863 warrants with an exercise price of $28.75 per share and extended the term to August 8, 2026 for 7,577 warrants with an exercise price of $39.84 per share. On August 7, 2025, we also extended the term to September 27, 2026 for 111,732 warrants with an exercise price of $19.25 per share and 7,774 warrants with an exercise price of $27.97 per share. We did not record a deemed dividend for the year ended September 30, 2025, as there was no increase in the fair value of the modified warrants over the fair value of the warrants before the modification.

At September 30, 2025, the weighted average remaining life of the outstanding warrants is 2.02 years, all warrants are exercisable, and the aggregate intrinsic value of the warrants outstanding was $2,361,600.

Citius Oncology Warrants

We have reserved 13,276,754 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2025:

	Exercise price	Number	Expiration Dates
July 2025 Offering Investors	$1.32	6,818,182	July 17, 2030
July 2025 Offering Agent	1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	1.65	477,273	July 17, 2030
September 2025 Offering Investors	1.84	5,142,858	March 10, 2031
September 2025 Offering Agent	1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	2.1875	360,000	March 10, 2031
		13,276,754

At September 30, 2025, the weighted average remaining life of the outstanding warrants is 5.08 years, all warrants are exercisable except for the September 2025 Offering warrants which become exercisable on March 10, 2026, and the aggregate intrinsic value of the warrants outstanding was $6,125,681.

Citius Pharma Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Pharma excluding our subsidiaries as of September 30, 2025 is as follows:

Stock plan options outstanding	839,510
Stock plan shares available for future grants	118,000
Warrants outstanding	14,479,372
Total	15,436,882

Citius Oncology Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Oncology as of September 30, 2025 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock awards	11,600,000
Stock plan shares available for future grants	300,000
Warrants outstanding	13,276,754
Total	43,276,754

7. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2024, Citius Pharma extended warrants held by our Chairman and Executive Vice Chairman (see Note 6) for 51,780 warrants on April 5, 2024, 156,863 warrants on August 7, 2024 and 111,732 warrants on September 25, 2024. During the year ended September 30, 2025, Citius Pharma extended warrants held by our Chairman and Executive Vice Chairman (see Note 6) for 156,863 warrants and 111,732 warrants on August 7, 2025.

See also Note 10 for Merger transaction and transactions consummated with our subsidiary to facilitate the Merger.

Citius Pharma is a party to a Shared Services Agreement with Citius Oncology. Under the terms of the agreement, the Citius Pharma provides all executive, operational, financial, and administrative support to Citius Oncology for a period of up to two (2) years. The quarterly allocated expense to Citius Oncology by Citius Pharma is currently approximately $1,006,000.

8. EMPLOYMENT AGREEMENTS

On October 19, 2017, the Company and its Chairman of the Board, Leonard Mazur, entered into an employment agreement with a three-year term. Upon expiration, the agreement automatically renews for successive periods of one-year unless terminated. Under the terms of the agreement, we are required to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On November 27, 2017, we entered into an employment agreement with Jaime Bartushak to serve as our Chief Financial Officer and Principal Financial Officer.. The agreement requires us to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On April 12, 2022, we entered into an employment agreement with Myron Holubiak to serve as Executive Vice Chairman. Upon expiration, the agreement automatically renews for successive periods of one-year unless terminated. The agreement requires us to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

On July 13, 2020, we entered into an employment agreement with Myron Czuczman, M.D. to serve as Executive Vice President, Chief Medical Officer. The agreement requires us to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

The Company has employment agreements with certain other employees that require us to pay base compensation plus incentives over the employment term plus severance benefits upon the occurrence of certain events as described in the agreement.

9. COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective July 1, 2019, we entered into a 76-month lease for office space in Cranford, NJ. On February 28, 2025 we extended the lease to February 28, 2030. A right-of-use asset of $786,697 was recognized as a non-cash asset and liability on the amendment date. We pay our proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

We identified and assessed the following significant assumptions in recognizing our right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, we estimated the incremental borrowing rate in calculating the present value of the lease payments. We estimated the incremental borrowing rate based on the remaining lease term as of the amendment date.

●	Since we elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Year Ended September 30, 2025	Year Ended September 30, 2024
Operating lease cost	$269,143	$238,823
Variable lease cost	32,692	25,809
Total lease cost	$301,835	$264,632

Other information
Weighted-average remaining lease term - operating leases	4.42 Years	1.1 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2026	$171,280
2027	232,827
2028	237,686
2029	242,545
2030	102,849
Total lease payments	987,187
Less: interest	(173,914)
Present value of lease liabilities	$813,273

Leases	Classification	September 30, 2025	September 30, 2024
Assets
Lease asset	Operating	$818,694	$246,247
Total lease assets		$818,694	$246,247

Liabilities
Current	Operating	$88,348	$241,547
Non-current	Operating	724,925	21,318
Total lease liabilities		$813,273	$262,865

Interest expense on the lease liability was $39,054 and $30,644 for the years ended September 30, 2025 and 2024, respectively. This amount is classified within general & administrative expense.

Commercial Manufacturing Contracts

We entered into an agreement with a Contract Manufacturing Organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent 4-year term. Under this agreement, we are obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, we are required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of September 30, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million consisting of payments of $8.5 million and $5.3 million for 2025 and 2026 respectively and approximately $2.4 million for 2026 pass-throughs and consumable manufacturing components.

As of September 30, 2025, we also have commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.9 million consisting of purchase commitment obligations of $1.2 million in 2025 and $1.9 million in 2026 and $1.8 million in 2027.

Legal Proceedings

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting us or our officers or directors in their capacities as such.

10. MERGER AGRFEEMENT

On October 23, 2023, the Company and its then wholly owned subsidiary Citius Oncology entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”).

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Citius Oncology, with Citius Oncology surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub. Prior to the closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92.3% of the outstanding shares of common stock of Citius Oncology.

The Merger, net amount of $3,831,357 charged to additional paid in capital consists of $395,515 of net liabilities of TenX on the date of the Merger (cash of $163,500 less liabilities of $559,015) plus directly related transaction costs $2,358,780 and the cost of public rights in the amount of $1,077,062.

As part of the Merger, we made capital investments in Citius Oncology through cash contributions of $3,827,944 to fund transactions related to the Merger and by reclassifying to additional paid in capital intercompany receivables of $33,180,961 that were due from Citius Oncology to us. Simultaneously, we advanced an additional $3,800,111 to Citius Oncology under the terms of a non-interest bearing note payable. The note is repayable upon a capital raise by Citius Oncology of at least $10,000,000 through the issuance of debt, equity or royalty financing. The Merger resulted in an initial 92.3% ownership interest by Citius Pharma in Citius Oncology.

11. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

We recognized a gain of $2,387,842 for the year ended September 30, 2024, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

12. INCOME TAXES

We recorded deferred income tax expense of $1,056,960 and $576,000 for the years ended September 30, 2025 and 2024 related to the amortization for taxable purposes of its in-process research and development asset.

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2025 and 2024 due to the following:

	2025	2024
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(6.3)	(6.3)
Permanent differences	4.0	5.5
Increase in the valuation reserve	26.0	23.3
	2.7%	1.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30, 2025	September 30, 2024
Deferred tax assets:
Net operating loss carryforward	$48,987,000	$39,888,000
Stock-based compensation	4,269,000	3,310,000
Capitalized research and development	6,695,000	5,762,000
Other	6,420,000	4,933,000
Valuation allowance on deferred tax assets	(66,147,000)	(53,826,000)
Total deferred tax assets	224,000	67,000
Deferred tax liabilities:
ROU Asset	(224,000)	(67,000)
In-process research and development	(7,770,760)	(6,713,800)
Total deferred tax liability	(7,994,760)	(6,780,800)
Net deferred tax liability	$(7,770,760)	$(6,713,800)

We recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carry-forward and other deferred tax assets is uncertain. During the years ended September 30, 2025 and 2024, the valuation allowance increased by $12,321,000 and $8,911,000, respectively. The increase in the valuation allowance during the years ended September 30, 2025 and 2024 was primarily due to our net operating loss. At September 30, 2025, we have a federal net operating loss carryforward of approximately $181,000,000. Federal net operating loss carryforwards of approximately $29,000,000 begin expiring in 2034 and carryforwards of approximately $152,000,000 generated in tax years beginning after 2017 may be carried forward indefinitely. Use of federal net operating losses may be limited under Section 382 of the Internal Revenue Code due to changes in ownership.

As of September 30, 2025, we also have estimated federal research and development credits of $5,297,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2036.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions for businesses, including extensions of key Tax Cuts and Jobs Act provisions, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation will become effective in 2025, while others are effective in 2026. The OBBBA was enacted during our fourth fiscal quarter of 2025, and we have considered its potential effects and reflected the impact of the OBBBA on our financial position, results of operations, and cash flows. We are in the process of evaluating the impact of these provisions on future periods, but we do not expect the OBBBA to have a material impact on our consolidated financial statements.

We account for uncertain tax positions in accordance with the guidance provided in ASC 740, “Accounting for Income Taxes.” This guidance describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return and requires recognition of tax benefits that satisfy a more-likely-than-not threshold. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. There have been no reserves for uncertain tax positions recorded by us to date.

13. SUBSEQUENT EVENTS

On October 20, 2025, Citius Pharmaceuticals, Inc. entered into a securities purchase agreement with a certain institutional investor for the issuance and sale, in a registered direct offering by the Company , of 1,460,000 shares of the Company’s common stock, par value $0.001 per share , and pre-funded warrants to purchase up to 2,513,510 shares of common stock at an offering price of $1.51 and $1.5099, respectively. The Company also issued to the investor warrants to purchase up to 3,973,510 shares of common stock. The offering closed on October 21, 2025. Gross proceeds were approximately $6.0 million, before deducting placement agent fees and other expenses.

On December 8, 2025, Citius Oncology entered into a securities purchase agreement with a certain institutional investor in a registered direct offering for the purchase and sale of 1,284,404 shares of our common stock at an offering price of $1.09 per share of common stock. In a concurrent private placement, the Company also agreed to sell such institutional investor warrants to purchase up to 1,284,404 shares of common stock, with an exercise price of $1.09 per share of our common stock, which are exercisable upon the requisite stockholder approval, and have a term of five years from the date of the stockholder approval. The aggregate gross proceeds to the Company from the offering were approximately $18.0 million. Net proceeds were approximately $15.2 million, after deducting placement agent fees and other offering expenses payable by the Company.

On December 8, 2025, Citius Oncology also entered into a securities purchase agreement with such institutional investor to issue in a concurrent private placement pre-funded warrants to purchase up to 15,229,358 shares of common stock and 15,229,358 warrants, at a combined price of $1.0899 per pre-funded warrant and accompanying warrant. The pre-funded warrants are exercisable immediately, at an exercise price of $0.0001 per share, and will remain valid and exercisable until all the pre-funded warrants are exercised in full.

In connection with the offering, Citius Oncology agreed to pay the placement agent a cash fee of 7.0% of the aggregate gross proceeds Citius Oncology received in the offering. In addition, the Company granted warrants to the placement agent, or its designees, to purchase up to 1,155,963 shares of common stock. The terms of the placement agent warrants are substantially the same as the terms of the warrants, except that the exercise price is $1.3625 per share and expire five years from the commencement of sales in the offering.