Form 10-K/A
period 2025-09-30
Citius Pharmaceuticals, Inc.
filed 2026-01-28
CIK 1506251

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Citius Pharmaceuticals, Inc., a Nevada corporation (the “Company,” “we,” “us,” and “our,” as applicable), for the year ended September 30, 2025, that we originally filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2025 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K. We hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

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

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after December 23, 2025, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Citius Pharmaceuticals, Inc.

FORM 10-K/A

September 30, 2025

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information concerning our directors and executive officers as of December 23, 2025:

Name	Age	Title
Leonard Mazur	80	Chief Executive Officer, Chairman, Secretary and Director
Myron Holubiak	78	Executive Vice-Chairman and Director
Suren Dutia	83	Director
Dr. Eugene Holuka	66	Director
Dennis M. McGrath	68	Director
Robert Smith	65	Director
Carol Webb	79	Director
Jaime Bartushak	58	Chief Financial Officer and Chief Business Officer
Myron S. Czuczman, M. D.	66	Chief Medical Officer and Executive Vice President

Leonard Mazur

Leonard Mazur is the Executive Chairman and Secretary of the Company and has been a member of the Board of Directors since September 2014 and in May 2022 became the Chief Executive Officer. Mr. Mazur also serves as and President and Chief Executive Officer and member of the board of directors of our majority-owned subsidiary, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”), and as the Secretary of our majority-owned subsidiary, NoveCite, Inc. (“NoveCite”), and provides other guidance to Citius Oncology and NoveCite. From August 2021 to June 2025, Mr. Mazur served on the board of directors of Tharimmune, Inc. (formerly Hillstream BioPharma, Inc.) (Nasdaq: THAR), a pre-clinical biotechnology company developing a portfolio of therapeutic candidates for inflammation and immunology. Mr. Mazur was the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products, from its founding in 2008 until its sale in 2018. From January 2005 to May 2012, Mr. Mazur co-founded and served as the Chief Operating Officer of Triax Pharmaceuticals LLC (“Triax”), a specialty pharmaceutical company producing prescription dermatological drugs. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc. (“Genesis”), a dermatological products company that marketed its products through dermatologists’ offices as well as co-promoting products for major pharmaceutical companies. In 2003, Mr. Mazur successfully sold Genesis to Pierre Fabre, a leading pharmaceutical company. Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation as Executive Vice President, ICN Pharmaceuticals, Inc. as Vice President, Sales & Marketing, Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College, is a recipient of the Ellis Island Medal of Honor and was previously the Chairman of the board of directors of Leonard-Meron Biosciences, Inc. (“LMB”), the Company’s wholly-owned subsidiary. Mr. Mazur received both his B.A. and M.B.A. from Temple University and has served in the U.S. Marine Corps Reserves.

The Board of Directors believes that Mr. Mazur is qualified to serve as a director because of his entrepreneurial experience and marketing knowledge in the pharmaceutical industry.

Myron Holubiak

Myron Holubiak is the Executive Vice Chairman of the Company, a position he has held since May 2022, and has been a member of the Board of Directors since October 2015. From October 2015 through April 2022, Mr. Holubiak served as our President and Chief Executive Officer. Mr. Holubiak also serves as Secretary and member of the board of directors of our majority-owned subsidiary, Citius Oncology, and as the acting Chief Executive Officer of our majority-owned subsidiary, NoveCite. Mr. Holubiak has extensive experience in managing and advising large and emerging pharmaceutical and life sciences companies. Mr. Holubiak was the President of Roche Laboratories, Inc. (“Roche”), a major research-based pharmaceutical company, from December 1998 to August 2001. Prior to that, he held sales and marketing positions at Roche during his 19-year tenure. From September 2002 to July 2016, Mr. Holubiak served on the board of directors and for the last two years was the Chairman of the board of directors of BioScrip, Inc. (merged with Option Care Health in 2019), a leading national provider of infusion and home care management solutions. Additionally, Mr. Holubiak formerly served as a member of the board of directors of Assembly Biosciences, Inc. (“Assembly”) (Nasdaq: ASMB) and its predecessor Ventrus Biosciences, Inc. Assembly is a biopharmaceutical company developing innovative, small molecule therapeutics for hepatitis B virus (HBV), hepatitis delta virus (HDV) and herpes virus infections. In March 2013, Mr. Holubiak founded LMB, the Company’s wholly-owned subsidiary, and he served as the Chief Executive Officer and President of LMB until March 2016. In addition, Mr. Holubiak was also a trustee of the Academy of Managed Care Pharmacy Foundation from April 2013 to April 2015. Mr. Holubiak received a B.S. in Molecular Biology and Biophysics from the University of Pittsburgh; he received advanced business training from the Harvard Business School and the University of London; and advanced training in health economics from the University of York’s Centre for Health Economics.

The Board of Directors believes that Mr. Holubiak is qualified to serve as a director because of his industry knowledge and experience managing both large and small pharmaceutical companies.

Suren Dutia

Suren Dutia has been a member of the Board of Directors since October 2015. In addition to his role as an outside independent director of Citius Pharma, Mr. Dutia has been serving as director of Flint Rehab and Vahan Inc, since 2016. Mr. Dutia has been involved in fostering entrepreneurship for more than 20 years and served as Senior Fellow of the Ewing Marion Kauffman Foundation from March 2011 to December 2016 and Senior Fellow of Skandalaris Center for Interdisciplinary Innovation and Entrepreneurship at Washington University, St. Louis from 2010 to 2013. He has served as a member of the advisory board of Center for Digital Transformation, University of California, Irvine since May 2012. From February 2006 to May 2010, Mr. Dutia served as the Chief Executive Officer of TiE, a non-profit organization involved in fostering entrepreneurship globally. From February 2011 to May 2013, Mr. Dutia served as a director of LifeProof and from July 2000 to December 2011, he served as a director of Anvita Health. From 1989 to 1998, Mr. Dutia served as the Chief Executive Officer and Chairman of the board of directors of Xscribe Corporation. Prior to his positions with Xscribe Corporation, Mr. Dutia held several positions with Dynatech Corporation, and, in addition, he was the President of a medical instruments company. Mr. Dutia received his B.S. and M.S. degrees in chemical engineering and B.A. in political science from Washington University, St. Louis. In addition, he obtained an M.B.A. from the University of Dallas.

The Board of Directors believes that Mr. Dutia is qualified to serve as a director because of his financial management background, his involvement with start-up companies and his management skills.

Dr. Eugene Holuka

Dr. Eugene Holuka has been a member of the Board of Directors since June 2016. Dr. Holuka is an internist and has practiced in internal medicine for almost 35 years. He is presently an attending physician at the Staten Island University Hospital where he has practiced since 1991. Dr. Holuka has also served as an Adjunct Clinical Assistant Professor at the Touro College of Osteopathic Medicine since 2011 and currently serves as an associate professor at the Zucker School of Medicine at Hofstra University. From April 2014 until the acquisition of LMB by the Company in March 2016, he was a member of the LMB Scientific Advisory Board. Dr. Holuka received the Ellis Island Medal of Honor in 2000 and has served on the NECO Committee Board since 2005. He was an Executive Committee Member on the Forum’s Children Foundation from 2000 until 2008.

The Board of Directors believes that Dr. Holuka is qualified to serve as a director because of his extensive experience in the healthcare industry.

Dennis M. McGrath

Dennis M. McGrath has been a member of the Board of Directors since February 2023. He has served as the President of PAVmed, Inc. (Nasdaq: PAVM), a diversified commercial-stage medical technology company since March 2019 (having served as Executive Vice President from March 2017 to March 2019) and as PAVmed’s Chief Financial Officer since March 2017. Mr. McGrath has also served as the Chief Financial Officer of Lucid Diagnostics Inc (Nasdaq: LUCD), PAVmed’s majority owned subsidiary since the consummation of Lucid’s initial public offering. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (formerly, Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc in December 2011, he also served as a board member and Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition, he serves as the audit and compensation committee chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), and LIV Process, formerly BioVector, Inc. Previously from 2014 to 2024, Mr. McGrath served as a director and audit chair of Cagent Vascular, Inc., and from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Visitors for Taylor University and on Board of Trustees of Manor College.

The Board of Directors believes that Mr. McGrath is qualified to serve as a director because of his background of his extensive business experience and board service with public companies.

Robert Smith

Robert J. Smith has been a member of the Board of Directors since March 2024. Mr. Smith is an accomplished biopharmaceutical executive who has driven commercial, financial, and operational success at leading pharmaceutical companies, including Pfizer Inc. (NYSE: PFE) and Wyeth Pharmaceuticals (formerly NYSE: WYE), for more than 35 years. Mr. Smith’s extensive industry expertise has been honed by decades of executive leadership roles in business development, mergers and acquisitions, corporate and commercial strategy, and research and development. For the past eight years (May 2016 to January 2024), Mr. Smith served as Senior Vice President, Global Gene Therapy Business of Pfizer and was responsible for managing and leading gene therapy and rare disease early commercial development activities in partnership with the rare disease research unit. During his tenure at Pfizer, Mr. Smith also served as Senior Vice President, Business Development and Alliance Management (October 2009 to January 2024) and led its worldwide research and development organization and the business development and strategy teams for Pfizer’s global animal health, Capsugel, a former subsidiary of Pfizer, consumer healthcare and nutrition business units, as well as the alliance management function supporting all of Pfizer’s global biopharmaceutical business units and the worldwide research and development organization. Mr. Smith joined Pfizer from Wyeth Pharmaceuticals in 2009, following Pfizer’s acquisition of Wyeth, where he was Senior Vice President, Mergers and Acquisitions (April 2008 to October 2009) responsible for leading and managing Wyeth’s global mergers and acquisitions group. Prior to that, in his role at Wyeth as Senior Vice President of Global Licensing, he completed a wide variety of transactions in support of Wyeth’s commercial and research and development divisions. Mr. Smith has served as a member of the Board of Directors of private companies AM Pharma B.V. (observer), Bamboo Therapeutics Inc. (January 2016 to August 2016), and Ignite Immunotherapeutics Inc. (December 2016 to October 2019), as well as Iterum Therapeutics plc (Nasdaq: ITRM). Mr. Smith also serves or has served as a member of Life Sciences PA - the Pennsylvania Biotechnology Association, Bio NJ - the New Jersey State Biotechnology Association (since 2021), the Duke Margolis Value Based Agreements Advisory Board, the Alliance for Regenerative Medicine (ARM) (since 2018) and the Foundation for Cell and Gene Medicine (FCGM) (since 2019). He is a member of the Executive Committees of the ARM and FCGM Board of Directors and serves as the Chairman of the ARM Board’s Governance and Operations Committee. Mr. Smith is also a member of the Business Advisory Board of Ocugen, Inc., the Investment Advisory Committee for Venture Investors LLC, Madison, Wisconsin, and the Cell and Gene Therapy Scientific Advisory Board of the Focused Ultrasound Foundation based in Charlottesville, Virginia. Mr. Smith obtained a B.S. in Neuroscience from the University of Rochester and an M.B.A. in Finance and Corporate Accounting from the William E. Simon Graduate School of Business Administration at the University of Rochester, Rochester, New York.

The Board of Directors believes that Mr. Smith is qualified to serve as a director because of his extensive background with public companies and his business experience.

Carol Webb

Carol Webb served as a director of LMB beginning March 17, 2014 and, upon LMB’s acquisition by the Company in March 2016, has been a member of the Board of Directors of the Company. From 2000 to 2005, she served as Company Group Chairman of Johnson & Johnson. From 1987 to 2000, she served in various capacities at Ortho Biotech, including President, Vice President, Executive Director, Product Management and Senior Product Director. From 1972 to 1983, Ms. Webb worked in various positions at Roche Laboratories, including Sales Representative, Sales Trainer, Product Manager and Manager of Public Policy. Ms. Webb received her B.S. in Biology from Bowling Green State University.

The Board of Directors believes that Ms. Webb is qualified to serve as a director because she brings over 40 years of pharmaceutical sales, marketing and business development experience to our Board.

Jaime Bartushak

Jaime Bartushak has served as our Chief Financial Officer since November 2017, upon the acquisition of LMB by the Company. From April 1, 2014 until November 2017, Mr. Bartushak served as Chief Financial Officer of LMB. In November 2022, he was also appointed Chief Business Officer of the Company. Mr. Bartushak also serves as Treasurer and Chief Financial Officer of our majority-owned subsidiary, Citius Oncology. Mr. Bartushak is an experienced finance professional for early-stage pharmaceutical companies, and has over 20 years of corporate finance, business development, restructuring, and strategic planning experience. Mr. Bartushak was one of the founders of LMB in 2014 and was instrumental in its startup as well as in obtaining initial investment capital. In 2014, prior to his work at LMB, Mr. Bartushak helped lead the sale of PreCision Dermatology, Inc. to Valeant Pharmaceuticals International, Inc. (now Bausch Health Companies Inc.). Mr. Bartushak holds a Master of Science and Bachelor of Science from the New Jersey Institute of Technology.

Myron S. Czuczman, M.D.

Myron Czuczman, M.D., joined Citius Pharma as our Chief Medical Officer in July 2020. Prior to his employment with Citius Pharma, Dr. Czuczman was Vice President, Global Clinical Research and Development, Therapeutic Area Head of Lymphoma/CLL at Celgene Corporation, a position he held from June 2015 to January 2020. Prior to working in the pharmaceutical industry, Dr. Czuczman practiced medicine for over two decades at Roswell Park Cancer Institute, an NCI-designated comprehensive cancer center in Buffalo, NY, where he served as chief of the Lymphoma/Myeloma Service and head of the Lymphoma Translational Research Laboratory. In addition to his extensive publications record, membership and leadership roles on national and international research organizations, and consulting and advisory to dozens of pharma companies, Dr. Czuczman also attained the positions of tenured Professor of Medicine at the State University of New York at Buffalo School of Medicine and Biomedical Sciences and Professor of Oncology at Roswell Park Comprehensive Cancer Center. Dr. Czuczman received his medical degree from the Pennsylvania State University College of Medicine after graduating magna cum laude in Biochemistry from the University of Pittsburgh. He completed his Internal Medicine residency training at Weill Cornell North Shore University/MSKCC Program, followed by Medical Oncology/Hematology fellowship training at Memorial Sloan-Kettering Cancer Center in New York City.

Family Relationships

There are no family relationships among our executive officers and directors.

Code of Ethics

We have adopted a written Code of Ethics and Business Conduct that applies to our directors, officers, and all employees. We have also adopted a corporate communications policy for our employees and directors establishing guidelines for the disclosure of information related to the Company to the investing public, market analysts, brokers, dealers, investment advisors, the media, and any persons who are not our employees or directors. Additionally, we have adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of material nonpublic information related to our Company, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. Each of these policies is posted under the Investors - Governance - Governance Documents section of our website at www.citiuspharma.com. In addition, the Company intends to post on its website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code.

Audit and Risk Committee

Our Audit and Risk Committee currently consists of Messrs. McGrath (Chair), Dutia and Mr. Smith. Each of Messrs. Dutia, McGrath and Smith satisfies the independence requirements of Rule 5605(a)(2) of the Nasdaq Listing Rules and SEC Rule 10A-3. Our Audit and Risk Committee is responsible for, among other things:

●	appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attestation services;

●	reviewing and approving, in advance, all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;

●	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;

●	establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;

●	monitoring and evaluating the independent auditor’s qualifications, performance, and independence on an ongoing basis; and

●	reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis.

Our Board of Directors has affirmatively determined that Messrs. McGrath and Dutia are designated as the “audit committee financial experts.” The designation does not impose on Messrs. McGrath and Dutia any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our Board.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended September 30, 2025, except for Leonard Mazur, who filed a Form 4 on September 23, 2025 that was due on August 12, 2025.

Item 11. Executive Compensation

Executive Compensation Objectives

We seek to achieve the following broad goals in our executive compensation programs and decisions regarding individual compensation:

●	Attract and retain executives critical to our overall success.

●	Reward executives for contributions to achieving strategic goals that enhance stockholder value.

●	Foster and maintain a company culture of ownership, creativity and innovation.

●	Motivate our executive officers to achieve critical long- and short-term development, product and financial milestones set by the Board of Directors in consultation with management.

Named Executive Officers

Our “Named Executive Officers” for the year ended September 30, 2025 consist of Mr. Mazur, who served as our principal executive officer, and Mr. Holubiak, our Executive Vice Chairman, and Dr. Czuczman, our Chief Medical Officer and Executive Vice President, who were the two most highly compensated executive officers other than Mr. Mazur serving as executive officers as of September 30, 2025.

General Compensation Process

The Compensation Committee is responsible for determining the elements and levels of compensation for our Named Executive Officers. In doing so, the Compensation Committee reviews our corporate performance against financial and corporate achievement measures, assesses individual performance and evaluates recommendations of the Chief Executive Officer regarding compensation for other Named Executive Officers. Deliberations of the Compensation Committee may occur within a meeting of the full Board of Directors at which all members of the Compensation Committee are in attendance and the Board may take action in such meetings upon the advice of the Compensation Committee Chair and/or its members.

To assist in its deliberations regarding executive compensation, the Compensation Committee may from time to time engage an independent Compensation Consultant. The Compensation Committee did not engage a Compensation Consultant during the fiscal year ended September 30, 2025.

Components of Compensation

The key components of our executive compensation package are cash compensation (salary and annual bonuses), long-term equity incentive awards and change in control provisions in employment agreements. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our Named Executive Officers.

Base Salary

It is the Compensation Committee’s objective to set a competitive rate of annual base salary for each Named Executive Officer. The Compensation Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Compensation Committee, on its own or with outside consultants, may establish salary ranges for our Named Executive Officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each Named Executive Officer is then derived from those salary ranges based on his responsibility, tenure and past performance and market comparability. Annual base salaries for the Named Executive Officers are reviewed and approved by the Compensation Committee. Changes in base salary are based on the scope of an individual’s current job responsibilities, individual performance in the previous performance year, target pay position relative to the peer group, and our salary budget guidelines. The Compensation Committee reviews established goals and objectives, and determines an individual’s achievement of those goals and objectives and considers the recommendations provided by the Chief Executive Officer to assist it in determining appropriate salaries for the Named Executive Officers other than the Chief Executive Officer.

The base salary information for our Named Executive Officers for fiscal 2024 and 2025 is set forth in the Summary Compensation Table below. We entered into an employment agreement with each of Leonard Mazur, our Chief Executive Officer and Executive Board Chairman, Myron Holubiak, our Executive-Vice Chairman, and Dr. Myron Czuczman in October 2017, March 2016 and July 2020 respectively. We entered into an amended and restated employment agreement with Myron Holubiak on April 12, 2022, effective May 1, 2022, subsequently amended on September 25, 2024, effective May 31, 2024, and December 23, 2025, effective October 31, 2025. These agreements provide for a salary for each Named Executive Officer and are described under the caption “Employment Agreements” below.

Annual Bonuses (Nonequity Incentive Plan Compensation)

As part of their compensation package, and pursuant to the terms of their employment agreements, our Named Executive Officers generally have the opportunity to earn annual non-equity incentive bonuses. Annual non-equity incentive bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. Annual bonus targets as a percentage of salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance. Each year the Compensation Committee establishes corporate goals for our Company in consultation with our Chief Executive Officer, with weights assigned to each goal, depending on the extent to which each Named Executive Officer is responsible for each specific goal. The extent to which these goals are met will determine the amount of the non-equity bonus that each Named Executive Officer receives. Pursuant to the terms of their employment agreements, the target award for each Named Executive Officer is based on a percentage of his base salary, and subject to the applicable terms in his individual employment agreement. Pursuant to their respective employment agreements, Mr. Mazur, Mr. Holubiak, and Dr. Czuczman are each eligible for an annual bonus, which may equal up to 50%, 50%, and 35%, respectively, of his base salary then in effect, as determined by our Board of Directors or the Compensation Committee.

For fiscal 2025, the annual non-equity incentive bonuses for our executive officers were based on the achievement of company goals during fiscal 2025 and related to financing of the Company and Citius Oncology, improving the Company’s burn rate, the clinical development of Mino-Lok, and the launch and commercialization of LYMPHIR. These specific goals were evaluated and selected because they were considered key drivers for creating and growing Company value. For fiscal 2025, Mr. Mazur, Mr. Holubiak and Dr. Czuczman were potentially entitled to cash bonuses of up to $237,500, $225,000 and $157,500, respectively. The corporate goals for fiscal 2025 were met, which resulted in 90% achievement of the goals. Based on this achievement, the Board of Directors approved the following payments of cash compensation: Mr. Mazur, $213,750, Mr. Holubiak, $202,500 and Dr. Czuczman, $141,750.

Long-Term Incentive Equity Awards

We believe that long-term corporate success is achieved with an ownership culture that encourages high performance by our employees through the use of stock-based awards. Our 2014 Stock Incentive Plan, 2018 Omnibus Stock Incentive Plan, 2020 Omnibus Stock Incentive Plan, 2021 Omnibus Stock Incentive Plan and 2023 Omnibus Stock Incentive Plan were each established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals of incentivizing long-term performance. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee has the ability under our stock plans to grant restricted stock and other equity awards as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for stock-based compensation. Due to the early stage of most of our product candidates and our desire to preserve cash for their development, we may provide a greater portion of total compensation to our Named Executive Officers through stock options or other equity awards than through cash-based compensation. The Compensation Committee generally oversees the administration of our stock plans. The 2023 Omnibus Stock Incentive Plan is the only plan under which equity grants may be made at this time because all of the shares reserved under the 2014, 2018, 2020 and 2021 plans have been allocated to outstanding or expired awards.

Stock Options

Our 2023 Omnibus Stock Incentive Plan, as did our prior plans, authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants.

The Compensation Committee reviews and approves stock option awards to Named Executive Officers based upon a review of competitive compensation data, an assessment of individual performance, a review of each Named Executive Officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, after consideration of any recommendations of our Chief Executive Officer.

Stock options granted to employees have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest over a time or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire 10 years after the date of grant. The fair value of the options granted to the Named Executive Officers and reflected in the Summary Compensation Table is determined in accordance with the Black-Scholes method of valuation for share-based compensation. Incentive stock options also include certain other terms necessary to ensure compliance with the Code.

We expect to continue to use stock options as a long-term incentive vehicle because:

●	Stock options align the interests of our Named Executive Officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

●	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price. In addition, stock options can be issued with vesting based on the achievement of specified milestones although we have not used such performance-based vesting to date.

●	Stock options help provide balance to the overall executive compensation program as base salary and annual bonuses focus on short-term compensation, while stock options focus on long-term compensation.

●	The vesting period of stock options over time encourages executive retention and is designed to increase stockholder value. In determining the number of stock options to be granted to our Named Executive Officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual Named Executive Officer’s total compensation.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options or similar awards in relation to the disclosure of material nonpublic information, our equity awards are generally granted on fixed dates determined in advance. On limited occasions, our Compensation Committee or Board may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes.

The Committee approves all equity award grants on or before the grant date and does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the Committee does not time the release of material nonpublic information based on equity award grant dates.

The following table contains information required by Item 402(x)(2) of Regulation S-K about stock options granted to the Company’s NEOs in the last completed fiscal year during the period from four business days before to one business day after the filing of the Company’s Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, or the filing or furnishing of any Current Report on Form 8-K that discloses material nonpublic information.

Name	Grant Date	Number of Securities Underlying the Award (1)	Exercise Price of the Award	Grant Date Fair Value of the Award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic Information
Leonard Mazur	11/7/2024	24,000	$9.50	$172,680	32%
Myron Holubiak	11/7/2024	14,000	$9.50	$100,730	32%
Dr. Myron Czuczman	11/7/2024	12,000	$9.50	$86,340	32%

(1)	Reflects a 1-for-25 reverse stock split effective November 25, 2024.

Executive Benefits and Perquisites

Our Named Executive Officers, all of whom currently are parties to employment agreements, will continue to be parties to such agreements in their current form until the expiration or termination of the employment agreement or until such time as the Compensation Committee determines in its discretion that revisions to such agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our Named Executive Officers, including medical, dental and life insurance and the ability to contribute to a 401(k) plan; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to benefit levels for comparable companies.

Pension Benefits

We do not maintain any qualified or non-qualified defined benefit plans. As a result, none of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee or Board of Directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in nonqualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee or Board of Directors may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Named Executive Officers for the years ended September 30, 2025 and 2024.

Name & Position	Fiscal Year	Salary	Nonequity Incentive Plan Compensation	Option Awards (1)		Restricted Stock Units (1)(3)	All Other Compensation	Total

Leonard Mazur	2025	$475,000	$237,500	$820,440	(2)	$2,975,000	$-	$4,507,940
Chief Executive Officer and Executive Chairman	2024	$475,000	$213,750	$2,832,518	(4)	$-	$-	$3,521,268

Myron Holubiak	2025	$450,000	$225,000	$343,640	(2)	$1,487,500	$-	$2,506,140
Executive Vice Chairman	2024	$450,000	$202,500	$1,547,088	(4)	$-	$-	$2,199,588

Dr. Myron Czuczman	2025	$450,000	$157,500	$410,220	(2)	$1,443,750	$-	$2,461,470
Chief Medical Officer	2024	$450,000	$141,750	$1,097,266	(4)	$-	$-	$1,689,016

(1)	The dollar amount set forth in the table above represents the aggregate grant date fair value for all restricted stock awards or option awards, as applicable, granted to the executive officer with respect to the fiscal year in accordance with FASB ASC Topic 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the restricted stock awards or stock options, the exercise of the stock options, or the sale of the common stock underlying such restricted stock awards or stock options.

(2)	The option awards for fiscal year 2025 included options to purchase shares of common stock of our majority-owned subsidiary, Citius Oncology, Inc., the value of which was $647,750 for Mr. Mazur, $242,910 for Mr. Holubiak and $323,880 for Dr. Czuczman.

(3)	The restricted stock unit awards for fiscal year 2025 consisted solely of restricted stock unit awards by our majority-owned subsidiary, Citius Oncology, Inc.

(4)	The option awards for fiscal year 2024 included options to purchase shares of common stock of our then-wholly owned subsidiary, Citius Oncology, Inc., the value of which was $2,035,000 for Mr. Mazur, $825,000 for Mr. Holubiak and $770,000 for Dr. Czuczman.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table contains certain information concerning unexercised options for our executive officers as of September 30, 2025.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Leonard Mazur	1,600	--	$86.25	9/13/2027
Chief Executive Officer and Executive Chairman	6,000	--	$40.50	9/04/2028
	7,000	--	$16.75	10/08/2029
	8,000	--	$25.25	10/06/2030
	12,000	--	$50.00	7/22/2031
	26,000	--	$51.00	10/11/2031
	14,667	7,3333	$31.25	10/4/2032
	7,333	14,667	$17.50	10/10/2033
	--	24,000	$9.50	11/07/2034

Myron Holubiak	1,067	--	$202.50	10/01/2025
Executive Vice Chairman	1,600	--	$86.25	9/13/2027
	6,000	--	$40.50	9/04/2028
	7,000	--	$16.75	10/08/2029
	8,000	--	$25.25	10/06/2030
	12,000	--	$50.00	7/22/2031
	26,000	--	$51.00	10/11/2031
	10,666	5,334	$31.25	10/4/2032
	5,333	10,667	$17.50	10/10/2033
	--	14,000	$9.50	11/07/2034

Dr. Myron Czuczman	20,000	--	$29.75	07/14/2030
Chief Medical Officer	12,000	--	$51.00	10/11/2031
	8,000	4,000	$31.25	10/04/2032
	4,000	8,000	$17.50	10/10/2033
	--	12,000	$9.50	11/07/2034

Option Repricings

We did not engage in any repricings or other modifications to any of our executive officers’ outstanding options during the year ended September 30, 2025.

Employment Agreements

Leonard Mazur

On October 19, 2017, the Company and Leonard L. Mazur, the Company’s Executive Chairman and Secretary of the Company’s Board of Directors, entered into an Amended and Restated Employment Agreement (the “Mazur Employment Agreement”) with the following terms:

Compensation and Benefits. In exchange for his services with the Company, Mr. Mazur is entitled to an annual salary, currently $475,000, subject to adjustment by the Board of Directors, and is eligible for an annual bonus of up to 50% of his annual salary. Mr. Mazur’s bonus is based on his attainment of certain financial, clinical development and business milestones, as established annually by the Board. Mr. Mazur is also entitled to participate in any benefit plans that the Company may from time to time establish and have in effect for all or most of its senior executives.

Term and Termination. The Mazur Employment Agreement had an initial three-year initial term that ended on October 19, 2020, but which automatically renews for additional one-year terms unless terminated by the Company or by Mr. Mazur. Pursuant to this provision, the Mazur Employment Agreement has been extended for an additional one-year period, most recently on October 19, 2025. If the Company terminates Mr. Mazur’s employment for Cause or if Mr. Mazur resigns without Good Reason (as such terms are defined in the Mazur Employment Agreement), he will be entitled only to payment of his accrued compensation as of such date. If the Company terminates Mr. Mazur’s employment without Cause or Mr. Mazur resigns for Good Reason, then conditioned upon Mr. Mazur executing a release following such termination, Mr. Mazur will continue to receive his annual salary and certain benefits for a period of 12 months following the effective date of the termination of his employment. In addition, the portion of Mr. Mazur’s unvested options to purchase shares of the Company’s common stock that would have vested at the next immediate vesting event following his termination date will vest and become immediately exercisable upon his termination date. In the event Mr. Mazur is terminated under either of these circumstances within 90 days prior to a Change of Control (as defined in the Mazur Employment Agreement) or within two years following a Change of Control, Mr. Mazur will receive a lump sum payment for 18 months’ salary, continue to receive benefits for a period of 18 months, and all of Mr. Mazur’s unvested Company stock options will vest and become immediately exercisable.

If Mr. Mazur’s employment is relieved during a period of Disability (as defined in the Mazur Employment Agreement), notwithstanding any removal or reassignment, he will continue to receive his full salary, subject to certain adjustments that may apply, for up to 90 consecutive days or 180 days in the aggregate during any consecutive 12-month period.

Appointment to Board of Directors. In connection with Mr. Mazur’s employment, the Company agrees to use its best efforts to cause Mr. Mazur to be elected as a member of the Board and to include him in management’s slate of nominees for election to the Board at every stockholders meeting during the term of the Mazur Employment Agreement at which Mr. Mazur’s term as a director would otherwise expire. In addition, Mr. Mazur agrees to accept election, and to serve during the term of the Mazur Employment Agreement, as a member of the Board without any compensation other than as specified in the Mazur Employment Agreement.

Covenants. The Mazur Employment Agreement also includes certain non-competition and non-solicitation of customer and employee restrictions during Mr. Mazur’s employment and for a period of nine months and 24 months, respectively, following any termination of employment, in addition to other customary terms, including provisions covering confidentiality and return of Company property.

Myron Holubiak

On March 30, 2016, in connection with the merger by and among the Company, Citius LMB Acquisition Corp. and LMB, the Company’s Board of Directors appointed Myron Holubiak to serve as the Chief Executive Officer of the Company and entered into an Employment Agreement (the “Holubiak Employment Agreement”). The Holubiak Employment Agreement was amended and restated effective as of May 1, 2022, and further amended on September 25, 2024 and December 23, 2025, with the following terms:

Compensation and Benefits. In exchange for his services as Executive Vice Chairman of the Company, Mr. Holubiak is entitled to an annual salary, currently $450,000, subject to adjustment by the Board of Directors, and eligible for an annual bonus of up to 50% of his annual salary. Mr. Holubiak’s bonus is based on his attainment of certain financial, clinical development and business milestones, as established annually by the Board. Mr. Holubiak is entitled to participate in any benefit plans that the Company may from time to time establish and have in effect for all or most of its senior executives.

Term and Termination. The Holubiak Employment Agreement had an 18-month initial term, followed by an additional 12-month period, and would terminate at the conclusion of such additional period on October 31, 2024, which was subsequently extended to October 31, 2025 and then October 31, 2026. If the Company terminates Mr. Holubiak’s employment for Cause or if Mr. Holubiak resigns without Good Reason (as such terms are defined in the Holubiak Employment Agreement), he will be entitled only to payment of his accrued compensation as of such date. If Mr. Holubiak’s employment is terminated as a result of his Disability (as defined in the Holubiak Employment Agreement), if the Company terminates Mr. Holubiak’s employment without Cause or if Mr. Holubiak resigns for Good Reason, then conditioned upon Mr. Holubiak executing a release following such termination, Mr. Holubiak will continue to receive his annual salary and certain benefits for the remaining period of the then-current term or a period of six months following the effective date of the termination of his employment, whichever is longer. In the event Mr. Holubiak is terminated in connection with a Change of Control (as defined in the Holubiak Employment Agreement) or within six months following a Change of Control, Mr. Holubiak will receive a lump sum payment equal to his base salary due for the remainder of the then-current term, his full annual bonus, and continue to receive benefits for the remainder of the then-current term.

Covenants. The Holubiak Employment Agreement also includes certain non-competition and non-solicitation of customer and employee restrictions during Mr. Holubiak’s employment and for a period of 12 months following any termination of employment, in addition to other customary terms, including provisions covering confidentiality and assignment of inventions.

Myron S. Czuczman, M.D.

On July 14, 2020, Myron Czuczman was hired to serve as the Chief Medical Officer and Executive Vice President of the Company and entered into an Employment Agreement (the “Czuczman Employment Agreement”) with the following terms:

Compensation and Benefits. In exchange for his services with the Company, Dr. Czuczman will receive an annual base salary, currently $450,000, subject to adjustment by the Board, and is eligible for an annual bonus of up to 35% of his annual salary. Dr. Czuczman’s bonus is based on his attainment of certain financial, clinical development and business milestones, as established annually by the Board. Dr. Czuczman is also entitled to participate in any benefit plans that the Company may from time to time establish and have in effect for all or most of its senior executives.

Term and Termination. Under the Czuczman Employment Agreement, Dr. Czuczman’s employment is at will and continues until terminated by either party. If the Company terminates Dr. Czuczman’s employment for Cause or if Dr. Czuczman resigns without Good Reason (as such terms are defined in the Czuczman Employment Agreement), he will be entitled only to payment of his accrued compensation as of such date. If the Company terminates Dr. Czuczman’s employment without Cause or Dr. Czuczman resigns for Good Reason, then conditioned upon Dr. Czuczman executing a release following such termination, Dr. Czuczman will continue to receive his annual salary and certain benefits for a period of 12 months following the effective date of the termination of his employment and his annual bonus prorated based on the date of termination. The definition of Good Reason includes any “Change in Control”, which is defined as including the sale of substantially all the assets of the Company, any merger, consolidation or acquisition of the Company by or into another party, entity or person, and or any change in the ownership of more than 50% of the voting capital stock of the Company in one or more related transactions.

Covenants. The Czuczman Employment Agreement also includes certain non-competition and non-solicitation of customer and employee restrictions during Dr. Czuczman’s employment and for a period of six months following any termination of employment, in addition to other customary terms, including provisions covering confidentiality and assignment of inventions.

Director Compensation for the Fiscal Year ended September 30, 2025

In July 2021, the Board of Directors approved a compensation plan for non-employee directors after receiving input from Frederic W. Cook & Co., an independent compensation consultant. Non-employee directors each receive an annual retainer of $40,000 and no additional compensation for meetings attended. In addition: (i) the Lead Independent Director receives an additional annual retainer of $15,000, (ii) the Audit and Risk Committee Chair receives an additional annual retainer of $17,000, the Compensation Committee Chair receives an additional annual retainer of $12,000, and the Nominating and Corporate Governance Committee Chair receives an additional annual retainer of $10,000, and (iii) Audit Committee members receive an annual retainer of $8,500, Compensation Committee members receive an annual retainer of $6,000, and Nominating and Governance Committee members receive an annual retainer of $5,000.

Also, as part of the non-employee director compensation plan, non-employee directors are entitled to receive 3,000 stock options as part of their annual compensation.

Director compensation for the year ended September 30, 2025 was as follows:

Name	Fees Earned or Paid in Cash (1)	Restricted Stock Units (2)	Option Awards (1)	All Other Compensation	Total

Suren Dutia (3) (4)	$75,000	$525,000	$129,713	--	$730,213
Carol Webb (3) (4)	$52,676	$525,000	$129,713	--	$707,389
Robert Smith (4)	$26,810	$525,000	$129,713	--	$681,523
Dr. Eugene Holuka (3) (4)	$56,000	$525,000	$129,713	--	$710,713
Dennis McGrath (3) (4)	$62,000	$525,000	$129,713	--	$716,723

(1)	The dollar amount set forth in the table above represents the aggregate grant date fair value for option awards granted to the directors with respect to the fiscal year in accordance with FASB ASC Topic 718. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	The restricted stock unit awards for fiscal year 2025 consisted solely of restricted stock unit awards by our majority-owned subsidiary, Citius Oncology, Inc.

(3)	The option awards for fiscal year 2025 included options to purchase shares of common stock of our then-wholly owned subsidiary, Citius Oncology, Inc., the value of which, on the date of grant, was $95,668 each for Mr. Dutia, Ms. Webb, Dr. Holuka, and Mr. McGrath.

(4)	At September 30, 2025, the non-employee directors held the following options to purchase shares of Citius Pharma common stock: Mr. Dutia, 20,000; Ms. Webb; 20,533; Mr. McGrath; 11,000; Dr. Holuka 20,533; and Mr. Smith 8,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of September 30, 2025 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2014 Stock Incentive Plan	16,910	$166.67	-
2018 Omnibus Stock Incentive Plan	67,200	27.20	-
2020 Omnibus Stock Incentive Plan	66,000	27.83	-
2021 Omnibus Stock Incentive Plan	330,000	41.67	-
2023 Omnibus Stock Incentive Plan	359,400	13.99	118,000
Total	839,510	$30.09	118,000

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

The following table shows the amount of our common stock beneficially owned as of December 31, 2025 by (i) each person or group as those terms are used in Section 13(d)(3) of the Exchange Act believed by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and our director nominee, (iii) each of our named executive officers, and (iv) all of our directors and named executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares of Common Stock Beneficially Owned (3)

Executive Officers and Directors
Leonard Mazur (4)	730,359	3.22%
Myron Holubiak (5)	225,340	1.00%
Jaime Bartushak (6)	57,811	*
Myron S. Czuczman, M.D. (7)	56,000	*
Suren Dutia (8)	20,000	*
Carol Webb (9)	21,006	*
Eugene Holuka (10)	20,628	*
Dennis M. McGrath (11)	11,000	*
Robert Smith (12)	8,000	*
All executive officers, directors and director nominee as a group (10 people)	1,150,144	4.99%

*	Less than 1%.

(1)	The address for our officers and directors is c/o of the Company, 11 Commerce Drive, First Floor, Cranford, New Jersey 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2025 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 22,376,427 shares of common stock issued and outstanding at December 31, 2025.

(4)	Consists of (i) 410,214 shares of common stock, (ii) 105,267 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025, and (iii) warrants to purchase an aggregate of 214,878 shares of common stock.

(5)	Consists of (i) 79,690 shares of common stock, (ii) 91,933 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025, and (iii) warrants to purchase an aggregate of 53,717 shares of common stock.

(6)	Consists of (i) 2,414 shares of common stock and (ii) 55,397 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025.

(7)	Consists of 56,000 shares of common stock issuable upon exercise and options that are vested or vesting within 60 days of December 31, 2025.

(8)	Consists of 20,000 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025.

(9)	Consists of (i) 473 shares of common stock and (ii) 20,533 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025.

(10)	Consists of (i) 95 shares of common stock and (ii) 20,533 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025.

(11)	Consists of 11,000 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025.

(12)	Consists of 8,000 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025.

(13)	With respect to all directors and officers, consists of (i) 492,886 shares of common stock, (ii) 388,663 shares of common stock issuable upon exercise of options that are vested or vesting within 60 days of December 31, 2025, and (iii) warrants to purchase an aggregate of 268,595 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than as set forth below, there were no transactions since October 1, 2023 to which Citius was or is a party in which:

●	the amount involved exceeded or exceeds the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Warrant Extension

On August 8, 2025, we extended the term by one year to September 27, 2026, for an aggregate of 111,732 warrants with an exercise price of $19.25 per share of common stock. The warrants are held by Leonard Mazur, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Myron Holubiak, the Company’s Executive Vice President and a member of the Board of Directors, and were originally issued in September 2019 in an underwritten at-the-market offering (the “2019 Offering”) conducted by H. C. Wainwright & Co., LLC (“Wainwright”). Mr. Mazur and Mr. Holubiak participated in the offering on the same basis as all other investors. Additionally, 7,774 warrants with an exercise price of $27.97 per share issued in connection with the 2019 Offering were extended by one year to September 27, 2026. The underwriter warrants are held by certain representatives of Wainwright or their assignees. There are no other warrants remaining outstanding from the 2019 Offering and if such warrants were to be fully exercised, we would receive approximately $2.4 million in cash proceeds.

In both of August 2024 and August 2025, we extended the term by one year to August 14, 2025 and August 14, 2026, respectively, for an aggregate of 156,863 warrants with an exercise price of $28.75 per share of common stock. The warrants are held by Mr. Mazur and Mr. Holubiak, and were originally issued in August 2018 in a private placement conducted simultaneously with a registered direct offering of shares of common stock (the “2018 Offering”) managed by Wainwright. Mr. Mazur and Mr. Holubiak participated in the private placement on the same basis as all other investors. Additionally, 7,576 placement agent warrants with an exercise price of $39.84 per share issued in connection with the 2018 Offering were extended in one-year increments to August 8, 2025 and then to August 8, 2026. Such placement agent warrants are held by certain representatives of Wainwright. There are no other warrants remaining outstanding from the 2018 Offering and if such warrants are fully exercised, we would receive $4,811,680 in cash proceeds.

On April 3, 2024, we extended the term by one year to April 5, 2025 for warrants to purchase 51,780 shares of common stock with an exercise price of $35.50 per share of common stock. The warrants are held by Mr. Mazur and Myron Holubiak and were originally issued in April 2019 in a registered direct offering of common stock managed by Wainwright. Mr. Mazur and Mr. Holubiak participated in the offering on the same basis as all other investors. Additionally, 9,605 placement agent warrants with an exercise price of $48.28 per share issued in connection with the registered direct offering were extended by one-year to April 5, 2025. These warrants are held by certain representatives of Wainwright. The terms of the warrants were previously extended in April 2021 to April 5, 2024. If these warrants are fully exercised, we would receive approximately $2.3 million in cash proceeds. The warrants expired on April 5, 2025.

Procedures for Review and Approval of Transactions with Related Persons

Pursuant to the Audit and Risk Committee charter, the Audit and Risk Committee is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Our policies and procedures for review and approval of transactions with related persons are in writing in our Code of Ethics and Business Conduct available under the Investors-Governance-Governance Documents section of our website at www.citiuspharma.com.

Board of Directors Independence

After review of all relevant transactions or relationships between each nominee for director, or any of his or her family members, and the Company, its senior management and Wolf, the Company’s independent registered public accounting firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable Nasdaq listing standards, except Leonard Mazur, the Chief Executive Officer and Chairman of the Company, and Myron Holubiak, the Executive Vice Chairman of the Company, due to their employment with the Company.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees

The aggregate audit fees billed for professional services rendered by our auditor, Wolf, an independent registered public accounting firm, for the audit of our financial statements as of and for the years ended September 30, 2025 and 2024, our filings with the SEC and other audit fees were $281,250 and $179,000, respectively.

Audit Related Fees

The aggregate audit related fees billed for professional services by Wolf for the years ended September 30, 2025 and 2024 were $35,000 and $92,000, respectively.

Tax Fees

The aggregate tax fees billed for professional services by Wolf for the years ended September 30, 2025 and 2024 were $31,750 and $27,800, respectively. Tax fees are for the preparation of federal and state income tax returns.

All Other Fees

No other fees were billed by or paid to Wolf during the years ended September 30, 2025 and 2024.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

All fees reported above under the headings Audit Fees, Audit Related Fees, Tax Fees and All Other Fees were approved by the Audit and Risk Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of Wolf in the conduct of its auditing functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition, and TenX Merger Sub Inc.	8-K	10/24/2023	2.1
3.1.1	Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc.	8-K	9/18/2014	3.1
3.1.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective September 16, 2016.	8-K	9/21/2016	3.1
3.1.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Citius Pharmaceuticals, Inc., effective June 9, 2017.	8-K	6/8/2017	3.1
3.1.4	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals Inc., dated June 21, 2021.	8-K/A	6/22/2021	3.1
3.1.5	Certificate of Designation of Series A Preferred Stock.	8-K	4/18/2025	3.1
3.1.6	Certificate of Amendment to the Articles of Incorporation of Citius Pharmaceuticals, Inc., dated June 9, 2025.	8-K	6/9/2025	3.1
3.1.7	Certificate of Change filed with the Secretary of State of Nevada on November 22, 2024.	8-K	11/26/2024	3.1
3.2.1	Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	2/9/2018	3.1
3.2.2	Amendment to the Amended and Restated Bylaws of Citius Pharmaceuticals, Inc.	8-K	4/18/2025	3.2
4.1	Form of Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.1
4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated August 13, 2018.	8-K	8/13/2018	4.2
4.3	Form of Underwriter’s Common Stock Purchase Warrant, dated August 13, 2018, as amended August 8, 2023.	10-K	12/29/2023	4.3
4.4	Form of Investor Warrant issued April 3, 2019.	8-K	4/03/2019	4.1
4.5	Form of Placement Agent Warrant issued April 3, 2019.	8-K	4/03/2019	4.2
4.6	Form of Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.1
4.7	Form of Underwriters Common Stock Purchase Warrant issued September 27, 2019.	8-K	9/27/2019	4.3
4.8	Form of Investor Warrant issued on February 19, 2020.	8-K	2/19/2020	4.1
4.9	Form of Placement Agent Warrant issued on February 19, 2020.	8-K	2/19/2020	4.2
4.10	Form of Investor Warrant issued May 18, 2020.	8-K	5/18/2020	4.1
4.11	Form of Placement Agent Warrant issued May 18, 2020.	8-K	5/18/2020	4.2
4.12	Form of Underwriter Warrant issued August 10, 2020.	8-K	8/10/2020	4.1
4.13	Form of Investor Warrant issued January 27, 2021.	8-K	1/27/2021	4.1
4.14	Form of Placement Agent Warrant issued January 27, 2021.	8-K	1/27/2021	4.2
4.15	Form of Registration Rights Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	4.3
4.16	Form of Investor Warrant issued February 19, 2021.	8-K	2/19/2021	4.1
4.17	Form of Placement Agent Warrant issued February 19, 2021	8-K	2/19/2021	4.2
4.18	Form of Warrant issued May 8, 2023.	8-K	5/8/2023	4.1
4.19	Form of Placement Agent Warrant issued May 8, 2023.	8-K	5/8/2023	4.2
4.20	Form of Investor Warrant issued April 30, 2024.	8-K	4/30/2024	4.1
4.21	Form of Investor Warrant issued November 18, 2024.	8-K	11/18/2024	4.1
4.22	Form of Investor Warrant issued on January 8, 2025	8-K	1/8/2025	4.1
4.23	Form of Pre-funded Warrant issued on April 2, 2025	8-K	4/2/2025	4.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
4.24	Form of Placement Agent Warrant issued on April 2, 2025	8-K	4/2/2025	4.2
4.25	Form of Investor Warrant issued on June 11, 2025.	8-K	6/12/2025	4.1
4.26	Form of Pre-Funded Warrant issued on June 11, 2025.	8-K	6/12/2025	4.2
4.27	Form of Placement Agent Warrant issued on June 11, 2025.	8-K	6/12/2025	4.3
4.28	Form of Investor Warrant issued on October 21, 2025.	8-K	10/21/2025	4.1
4.29	Form of Pre-Funded Warrant issued on October 21, 2025.	8-K	10/21/2025	4.2
4.30	Form of Placement Agent Warrant issued on October 21, 2025.	8-K	10/21/2025	4.3
4.31	Form of Warrant issued on December 2, 2025.	10-K	12/23/2025	4.31
4.32	Description of Common Stock.	10-K	12/27/2024	4.22
10.1*	Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan.	10-Q	8/15/2016	10.1
10.2*	Form of Citius Pharmaceuticals, Inc. 2014 Stock Incentive Plan Nonqualified Stock Option.	10-Q	8/15/2016	10.2
10.3*	Amended and Restated Employment Agreement between Myron Holubiak and Citius Pharmaceuticals, Inc., executed April 12, 2022, effective May 1, 2022.	10-Q	5/12/2022	10.1
10.4	Second Amendment to the Patent and Technology License Agreement between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc., dated March 20, 2017.	10-Q	5/15/2017	10.8
10.5*	Amended and Restated Employment Agreement between Leonard Mazur and Citius Pharmaceuticals, Inc., dated October 19, 2017.	10-K	12/11/2018	10.23
10.6*	Employment Agreement between Jaime Bartushak and Citius Pharmaceuticals, Inc., dated November 27, 2017.	8-K	12/1/2017	10.1
10.7*	Citius Pharmaceuticals, Inc. 2018 Omnibus Stock Incentive Plan	10-Q	2/14/2018	10.2
10.8	Form of Securities Purchase Agreement between Citius Pharmaceuticals, Inc. and the purchasers named therein, dated March 28, 2018.	8-K	3/29/2018	10.1
10.9+	Patent and Technology License Agreement, dated January 2, 2019, between the Board of Regents of the University of Texas System on behalf of the University of Texas M. D. Anderson Cancer Center and Citius Pharmaceuticals, Inc.	10-Q	2/14/2019	10.1
10.10	First Amendment, dated October 15, 2015, to Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	2/14/2019	10.2
10.11+	Patent and Technology License Agreement, dated May 14, 2014, between Novel Anti-Infective Technologies, LLC and Leonard-Meron Biosciences, Inc.	10-Q	5/12/2023	10.1
10.12	Form of Securities Purchase Agreement, dated April 1, 2019, by and between Citius Pharmaceuticals, Inc. and the purchasers named therein.	8-K	4/03/2019	10.1
10.13*	Citius Pharmaceuticals, Inc. 2020 Omnibus Stock Incentive Plan.	Schedule 14A	12/20/2019	Appendix A
10.14*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-Q	2/13/2020	10.2
10.15	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.1
10.16	Form of Warrant Exercise Agreement, dated February 14, 2020, by and between Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	2/19/2020	10.2
10.17	Form of Securities Purchase Agreement, dated May 14, 2020, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/18/2020	10.1
10.18*	Employment Agreement, effective as of July 14, 2020, between Citius Pharmaceuticals, Inc. and Myron Czuczman.	10-Q	8/14/2020	10.3
10.19+	License Agreement, dated October 6, 2020, between NoveCite, Inc. and Novellus Therapeutics, Limited.	10-K	12/16/2020	10.24

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.20	Form of Securities Purchase Agreement, dated January 24, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	1/27/2021	10.1
10.21	Form of Securities Purchase Agreement, dated February 16, 2021, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	2/19/2021	10.1
10.22*	Citius Pharmaceuticals, Inc. 2021 Omnibus Incentive Stock Plan.	Schedule 14A	4/12/2021	Appendix B
10.23*	Form of Notice of Stock Option Grant and Stock Option Award Agreement.	10-K	12/15/2021	10.29
10.24+	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	10-K	12/15/2021	10.30
10.25+	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.31
10.26+	Amendment to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.32
10.27+	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	10-K	12/15/2021	10.33
10.28*	Citius Pharmaceuticals, Inc. 2023 Omnibus Stock Incentive Plan.	Schedule 14A	12/22/2022	Annex A
10.29	Form of Securities Purchase Agreement, dated May 3, 2023, by and between Citius Pharmaceuticals, Inc. and the purchasers signatory thereto.	8-K	5/8/2023	10.1
10.30+	Sponsor Support Agreement, dated as of October 23, 2023, by and among 10XYZ Holdings LP, TenX Keane Acquisition, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	10/24/2023	10.1
10.31+	Form of Amended and Restated Registration Rights Agreement.	8-K	10/24/2023	10.2
10.32+	Form of Amended and Restated Shared Services Agreement.	8-K	10/24/2023	10.3
10.33+	Form of Securities Purchase Agreement, dated as of April 25, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	4/30/2024	10.1
10.34+	Amended and Restated Shared Services Agreement, dated, August, 9, 2023, between Citius Pharmaceuticals, Inc. and Citius Oncology, Inc.	8-K	8/16/2024	10.1
10.35+	Amended and Restated Registration Rights Agreement, dated as of August 9, 2024, by and between Citius Oncology, Inc. and the signatories thereto.	8-K	8/16/2024	10.2
10.36+	Side Letter Agreement, dated August 12, 2024, by and by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	8/16/2024	10.3
10.37+	Promissory note, dated August 16, 2024, issued to Citius Pharmaceuticals, Inc. by Citius Oncology, Inc.	8-K	8/16/2024	10.4
10.38	Amendment to Promissory Note, dated September 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	10-K	12/23/2025	10.38
10.39	Second Amendment to Promissory Note, dated December 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	10-K	12/23/2025	10.39
10.40	Form of Securities Purchase Agreement, dated as of November 15, 2024, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	11/18/2024	10.1
10.41	Form of Securities Purchase Agreement, dated as of January 7, 2025, by and among Citius Pharmaceuticals, Inc. and the investors signatory thereto.	8-K	1/8/2025	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.42	Form of Securities Purchase Agreement, dated as of April 1, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	4/2/2025	10.1
10.43	Subscription and Investment Representation Agreement, dated April 17, 2025, by and between Citius Pharmaceuticals, Inc. and Leonard Mazur.	8-K	4/18/2025	10.1
10.44	Unsecured Promissory Note issued to Pagoda Resources, Inc., dated June 2, 2025.	8-K	6/3/2025	10.1
10.45	Amendment No. 1 to Unsecured Promissory Note issued to Pagoda Resources, Inc., dated December 2, 2025.	10-K	12/23/2025	10.45
10.46	Form of Securities Purchase Agreement, dated as of June 9, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	6/12/2025	10.1
10.47	Form of Securities Purchase Agreement, dated as of October 20, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto.	8-K	10/21/2025	10.1
10.48*	First Amendment to Amended and Restated Employment Agreement by and between Myron Holubiak and Citius Pharmaceuticals, Inc., executed September 25, 2024, effective May 31, 2024.	10-K	12/23/2025	10.48
10.49*	Second Amendment to Amended and Restated Employment Agreement by and between Myron Holubiak and Citius Pharmaceuticals, Inc., executed December 23, 2025, effective October 31, 2025.	10-K	12/23/2025	10.49
19.1	Insider Trading Policy.	10-K	12/27/2024	19.1
21	Subsidiaries.	10-K	12/29/2023	21
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	12/23/2025	23.1
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	10-K	12/23/2025	31.1
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	10-K	12/23/2025	31.2
31.3	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.4	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-K	12/23/2025	32.1
97.1	Compensation Recovery Policy.	10-K/A	1/27/2025	97.1
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL).	--	--	--	X

+	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. Citius Pharma agrees to furnish supplementally an unredacted copy such exhibit, including any omitted exhibits and schedules, to the SEC upon its request.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: January 28, 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)