Form 10-Q
period 2025-12-31
Citius Pharmaceuticals, Inc.
filed 2026-02-13
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

As of February 10, 2026, there were 22,376,427 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2025

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “Citius Pharma,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiary Leonard-Meron Biosciences, Inc., and its majority-owned subsidiaries, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”) and NoveCite, Inc., taken as a whole.

Mino-Lok® is our registered trademark and LYMPHIRTM (denileukin diftitox) is a registered trademark of Citius Oncology. All other trade names, trademarks and service marks appearing in this quarterly report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission (the “SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	our need for substantial additional funds and our ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	our ability to regain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of Citius Oncology to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	our ability to recognize the anticipated benefits of the August 2024 reverse merger whereby Citius Oncology became a standalone publicly-traded company and our majority-owned subsidiary (the “Merger”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ability to obtain regulatory approval for and successfully commercialize Mino-Lok;

●	the cost, timing, and results of our pre-clinical and clinical trials for our other product candidates;

●	our ability to apply for, obtain and maintain required regulatory approvals for our other product candidates;

●	the estimated markets for LYMPHIR, Mino-Lok or any of our future product candidates and the acceptance thereof by any market;

●	our ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the commercial feasibility and success of our technology and our product candidates;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended on January 28, 2026.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2025	2025
ASSETS
Current Assets:
Cash and cash equivalents	$7,721,393	$4,252,290
Accounts receivable, net of allowances	4,049,111	-
Inventory	22,639,342	22,286,693
Prepaid expenses	3,535,287	1,395,490
Total Current Assets	37,945,133	27,934,473

Operating lease right-of-use asset, net	835,177	818,694

Deposits	38,062	38,062
In-process research and development, net of accumulated amortization	92,226,562	92,800,000
Goodwill	9,346,796	9,346,796
Total Other Assets	101,611,420	102,184,858

Total Assets	$140,391,730	$130,938,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,021,412	$13,693,692
License payable	18,250,000	22,650,000
Accrued expenses	4,693,307	4,190,253
Accrued compensation	3,094,395	3,292,447
Note payable	1,000,000	1,000,000
Operating lease liability	148,006	88,348
Total Current Liabilities	38,207,120	44,914,740

Deferred tax liability	8,035,000	7,770,760
Operating lease liability – noncurrent	681,640	724,925
Total Liabilities	46,923,760	53,410,425

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 250,000,000 shares authorized; 22,376,427 and 18,067,744 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	22,376	18,068
Additional paid-in capital	326,960,700	306,336,239
Accumulated deficit	(247,024,914)	(238,804,129)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	79,958,162	67,550,178
Non-controlling interest	13,509,808	9,977,422
Total Equity	93,467,970	77,527,600

Total Liabilities and Equity	$140,391,730	$130,938,025

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2025	2024
Revenue	$3,944,111	—
Cost of revenues	(789,208)	—
Gross Profit	3,154,903	—

Operating Expenses
Research and development	1,599,719	2,127,038
Amortization of in-process research and development	573,438	—
General and administrative	5,720,727	5,387,752
Stock-based compensation – general and administrative	4,280,227	2,524,824
Total Operating Expenses	12,174,111	10,039,614
Operating Loss	(9,019,208)	(10,039,614)
Other Income (Expense)
Interest income	45,097	22,608
Interest expense	(155,538)	—
Total Other Income (Expense)	(110,441)	22,608
Loss before Income Taxes	(9,129,649)	(10,017,006)
Income tax expense	264,240	264,240
Net Loss	(9,393,889)	(10,281,246)
Net loss attributable to non-controlling interest	1,173,104	513,000
Net loss applicable to common stockholders	$(8,220,785)	$(9,768,246)

Net Loss Per Share - Basic and Diluted	$(0.38)	$(1.30)

Weighted Average Common Shares Outstanding
Basic and diluted (includes pre-funded warrants from the October 2025 offering)	21,495,274	7,492,460

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non- Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2025	-	18,067,744	$18,068	$306,336,239	$(238,804,129)	$67,550,178	$9,977,422	$77,527,600
Issuance of common stock, net of costs of $13,042	-	252,137	252	349,002	-	349,254	-	349,254
October 2025 sale of common stock and pre-funded warrants, net of costs of $75,868	-	1,460,000	1,460	5,401,471	-	5,402,931	-	5,402,931
December 2025 sale of common stock and pre-funded warrants by Citius Oncology, net of costs of $2,872,989	-	-	-	11,258,682	-	11,258,682	3,866,807	15,125,489
Issuance of common stock upon exercise of pre-funded warrants	-	2,513,510	2,513	(2,262)	-	251	-	251
Issuance of common stock for services		83,036	83	107,427	-	107,510	--	107,510
Issuance of common stock warrant for note payable extension		-	-	68,597	-	68,597	-	68,597
Stock-based compensation expense	-	-	-	3,441,544	-	3,441,544	838,683	4,280,227
Net loss	-	-	-	-	(9,393,889)	(9,393,889)	-	(9,393,889)
Net loss attributable to non-controlling interest	-	-	-	-	1,173,104	1,173,104	(1,173,104)	-
Balance, December 31, 2025	-	22,376,427	$22,376	$326,960,700	$(247,024,914)	$79,958,162	$13,509,808	$93,467,970

Balance, September 30, 2024	-	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830
Sale of common stock, net of costs of $425,949	-	480,000	480	2,573,571	-	2,574,051	-	2,574,051
Stock-based compensation expense	-	-	-	2,524,824	-	2,524,824	-	2,524,824
Net loss	-	-	-	-	(10,281,246)	(10,281,246)	-	(10,281,246)
Net loss attributable to non-controlling interest	-	-	-	-	513,000	513,000	(513,000)	-
Balance, December 31, 2024	-	7,727,243	$7,727	$276,538,816	$(211,138,464)	$65,408,079	$3,511,380	$68,919,459

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(9,393,889)	$(10,281,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,280,227	2,524,824
Issuance of common stock for services	107,510	—
Issuance of common stock warrant	68,597	—
Amortization of in-process research and development	573,438	—
Amortization (accretion) of operating lease right-of-use asset	(16,483)	54,835
Deferred income tax expense	264,240	264,240
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,049,111)	—
Inventory	(352,649)	(6,112,603)
Prepaid expenses	(2,139,797)	(145,739)
Accounts payable	(2,672,280)	2,436,909
Accrued expenses	503,054	6,225,151
Accrued compensation	(198,052)	366,073
Operating lease liability	16,373	(58,296)
Net Cash Used In Operating Activities	(13,008,822)	(4,725,852)

Cash Flows From Investing Activities:
License fee payments	(4,400,000)	—
Net Cash Used in Investing Activities	(4,400,000)	—

Cash Flows From Financing Activities:
Net proceeds from common stock offerings	20,877,925	2,574,051
Net Cash Provided By Financing Activities	20,877,925	2,574,051

Net Change in Cash and Cash Equivalents	3,469,103	(2,151,801)
Cash and Cash Equivalents - Beginning of Period	4,252,290	3,251,880
Cash and Cash Equivalents - End of Period	$7,721,393	$1,100,079
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest paid	$14,460	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

On September 11, 2020, we formed NoveCite, Inc. (“NoveCite”), a Delaware corporation, of which we own 75% of the issued and outstanding capital stock (see Note 7).

On August 23, 2021, we formed Citius Oncology, Inc. (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On August 12, 2024, Citius Pharma and Citius Oncology entered into a merger agreement with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc (“Merger Sub”), whereby Merger Sub merged with and into Citius Oncology. After the merger and recapitalization (the “Merger”), the newly combined publicly traded company was owned 92.3% by Citius Pharma, and is named “Citius Oncology, Inc.” (Nasdaq: CTOR). As of December 31, 2025, Citius Pharma owned 78% of Citius Oncology.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - The accompanying unaudited condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., its wholly-owned subsidiary LMB and its majority-owned subsidiaries NoveCite and Citius Oncology. On August 12, 2024, Citius Oncology, previously a wholly-owned subsidiary, became a majority-owned subsidiary. As of December 31, 2025, Citius Oncology was approximately a 78% majority-owned subsidiary.

The operations of NoveCite and Citius Oncology are included in the consolidated results. The portion of equity that is not attributable to the Company is presented as a non-controlling interest within stockholders’ equity. Unless excluded by shareholder agreements, the portion of net loss attributable to non-controlling interests is included in the statement of operations. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2025, and the results of its operations and cash flows for the three months ended December 31, 2025 and 2024. The operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2025, as amended on January 28, 2026.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for revenue recognition, in-process research and development, stock-based compensation, net realizable value of inventory and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Basic and Diluted Net Loss per Common Share - Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock options and warrants, were not included in the calculation of the diluted loss per share because they were anti-dilutive, with pre-funded warrants being included in the loss per share.

Recently Issued Accounting Standards

Other than as disclosed in our Form 10-K, we are not aware of any other recently issued accounting standards not yet adopted that may have a material impact on our financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $9,393,889 for the three months ended December 31, 2025. The Company experienced negative cash flows from operations of $13,008,822 for the three months ended December 31, 2025. The Company had a negative working capital of approximately $262,000 at December 31, 2025.

The Company estimates that its available cash resources will be sufficient to fund its operations through May 2026. We will need to raise additional capital in the future to support our operations beyond May 2026, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

The Company is currently engaged in capital raising initiatives, as well as separate capital raising initiatives through its approximately 78% owned subsidiary Citius Oncology, in an effort to extend its cash runway. Citius Oncology also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value.

The Company has generated limited operating revenue, which commenced in December 2025, and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond May 2026, including its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. In determining the appropriate amount and timing of revenue to be recognized under this guidance, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We distribute LYMPHIR in the U.S. through third party specialty distributors who are our customers. The third-party specialty distributors subsequently resell our product to health care providers, hospitals and infusion centers. Separately, we have or may enter into payment arrangements with various third-party’s including government healthcare programs who provide coverage and or reimbursement for our product that have been prescribed to a patient.

Net Revenues

We recognize net revenue from LYMPHIR sales, net of variable consideration and consideration payable to parties other than our customers consisting of estimates related to allowances for sales returns, government chargebacks, patient coupon programs, and specialty distributor fees. Revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, upon delivery based on the contractual shipping terms of a contract.

We estimate variable consideration using the expected value method, constrained to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when uncertainties are resolved. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical or expected utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual allowance and our expectations regarding future utilization rates and channel inventory data. We will review the adequacy of our provisions for all gross-to-net adjustments on a quarterly basis. Amounts reserved for these adjustments are made when trends or significant events indicate that adjustment is appropriate reflecting actual experience.

The Company elected the practical expedient in ASC 606-10-32-18 and does not assess whether a significant financing component exists for contracts in which payment is expected within one year. No other practical expedients were applied.

Gross-to-Net Adjustments

Specialty Distributor Fees

We pay fees for distribution services, such as fees for certain data that customers provide us. We expect our customers will earn these fees and accordingly deduct these fees from gross product sales and accounts receivable at the time we recognize the related revenues.

Product Returns

Customers have the right to return products if they are damaged, defective, or expired, or as it is defined in their customer agreement. We have estimated product returns based on the experience of similar products in the market, and will continue to estimate returns based on our actual returns, sales data, and inventory levels in the distribution channel. These estimates are recorded as a reduction against gross product sales at the time of the sales.

Chargebacks

Chargebacks will occur when federal agencies who we contract with, or may contract with, can purchase off the Federal Supply Schedule or when Public Health Service 340B covered entities purchase directly from our customers at discounted prices. Our customers then charge us the difference between their purchase price and the discounted price. We estimate chargebacks considering the terms of the applicable arrangement and our visibility regarding utilization. These chargebacks are recorded in the same period as the related revenue, as a reduction against gross product sales and accounts receivable.

Co-payment Assistance

We offer co-payment assistance to patients with commercial insurance that have coverage and are allowed such co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer utilization and record any such amounts as a reduction from gross product revenue at the time of sale. The Company has deposited the estimated co-pay assistance reflected and included in the gross-to-net adjustments.

Three Months Ended
December 31, 2025
Gross Product Revenue	$4,878,720
Gross-to-net adjustments:	934,609
Net Revenue	$3,944,111

Accounts receivable, net

Accounts receivable, net is stated at amounts invoiced less allowances for distributor fees, chargebacks, and estimated returns. At December 31, 2025, these sales allowances totaled $829,609. On a periodic basis, the Company evaluates its accounts receivable to establish an allowance for doubtful accounts. The allowance reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. Our collection risk is mitigated to a certain extent by the fact that sales are collected in a reasonable period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining accounts receivable that are past due. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was $0 as of December 31, 2025.

4. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value related to the manufacturing of LYMPHIR commercial products, which became available for sale in December 2025. Cost is determined using the first-in, first-out (FIFO) method. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating. A summary of inventory is as follows:

	December 31, 2025	September 30, 2025
Finished goods	$15,687,377	$10,577,876
Work in process	6,951,965	11,708,817
Total	$22,639,342	$22,286,693

Cost of Goods Sold

Cost of goods sold consists of direct and indirect costs associated with manufacturing and distributing LYMPHIR. These costs include amounts paid to third-party contract manufacturing organizations for production-related services, including raw materials, drug substance, drug product manufacturing, fill-finish activities, certain testing, and packaging. Cost of goods sold also includes distribution, storage shipping, and handling fees, as well as royalties owed under the Company’s licensing arrangements.

5. PREPAID EXPENSES

Prepaid expenses include advance payments made for the preparation of long-lead time drug substance and product costs, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales. Other prepaid expenses include insurance, FDA program fees, service fees and marketing costs. A summary of prepaid expenses is as follows:

	December 31, 2025	September 30, 2025
Prepaid manufacturing	$2,531,280	$1,331,280
Prepaid insurance	372,347	-
Prepaid annual FDA program fee	331,660	-
Prepaid annual service fees	-	64,210
Prepaid marketing costs	300,000	-
Total	$3,535,287	$1,395,490

6. IN-PROCESS RESEARCH AND DEVELOPMENT, NET

In process research and development consists of a beginning carrying value for LYMPHIR of $73,400,000 and a net balance of $72,826,563 at December 31, 2025. Amortization of in-process research and development for LYMPHIR commenced upon revenue generation in December 2025. For the three months ended December 31, 2025 and 2024, amortization was $573,438 and $0, respectively. In-process research and development for LYMPHIR is being amortized as follows on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036. The amortization of In-process research and development excludes $19,400,000 associated with the acquisition of LMB and the Mino-Lok product candidate which will begin amortization upon approval. A summary of the amortization for in-process research and development is as follows:

Year Ended September 30,	Amount
2026	$5,160,938
2027	6,881,250
2028	6,881,250
2029	6,881,250
2030	6,881,250
2031	6,881,250
Thereafter	33,259,375
Total	$72,826,523

7. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

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

License Agreement with Eisai

In September 2021, we entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. We renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIRTM for the product. We assigned these agreements to Citius Oncology effective April 1, 2022 and we received a Biologics License Application (“BLA”) approval from the FDA for LYMPHIR in August 2024.

Under the terms of these agreements, we acquired Dr. Reddy’s exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. We paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $18,250,000 remains due as of December 31, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5.9 million milestone payment upon FDA approval, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the three months ended December 31, 2025, we recorded $45,841 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At December 31, 2025, we owe Eisai for other unpaid invoices, consisting of $2,700,000 of accounts payable and $4,062,481 of accrued expenses.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; though approved in August 2024, Dr. Reddy’s waived the six-month requirement and the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

As part of the definitive agreement with Dr. Reddy’s, Citius Pharma acquired method of use patents in which LYMPHIR is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

The following patents were acquired and subsequently transferred to us:

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

8. NOTE PAYABLE

On June 2, 2025, the Company borrowed $1,000,000 from an unrelated lender. The note payable was due in full on December 2, 2025 with interest at 15% compounded monthly. Leonard Mazur (Chairman and Chief Executive Officer of the Company) personally guaranteed repayment of the note.

On December 2, 2025, we extended the due date to January 2, 2026 and the note was paid in full on January 5, 2026. As consideration for the extension, we issued a five-year warrant to purchase 75,000 shares of our common stock at $1.26 per share. The $68,597 fair value of the warrant was charged to interest expense during the three months ended December 31, 2025. Interest expense, including the fair value of the warrant was $109,697 for the three months ended December 31, 2025.

9. COMMON STOCK, STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND WARRANTS

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

On April 17, 2025, the Company filed a certificate of designation with the Nevada Secretary of State, designating the powers, rights, privileges and restrictions of the Series A Preferred Stock. The certificate provides that each share of Series A Preferred Stock had 1,000,000,000 votes and voted together with the outstanding shares of Common Stock as a single class, exclusively with respect to the authorized share increase proposal and was not entitled to vote on any other matter. The Series A Preferred Stock was voted on the authorized share increase in the same proportion as the aggregate votes cast by holders of common stock “for” and “against” the proposal. The Series A Preferred Stock otherwise had no other voting rights, including in respect of any other proposal. The voting power attributable to the Series A Preferred Stock was disregarded for purposes of determining whether a quorum was present at the special meeting, and the establishment of a quorum at the special meeting was determined only with reference to the common stock.

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

On October 2, 2025, we issued 83,036 shares of common stock for media, and public and investor relations services and expensed the $107,510 fair value of the common stock issued.

Common Stock Offerings

November 2024 Offering

On November 15, 2024, Citius Pharma sold 480,000 shares of common stock and warrants to purchase 480,000 shares of common stock. Gross proceeds were $3,000,000 and net proceeds were $2,574,051, after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $6.25 per share and accompanying warrant. The immediately exercisable warrants have an exercise price of $6.25 per share and expire on November 19, 2029. The estimated fair value of the warrants issued to the investors was approximately $1,575,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and granted the placement agent immediately exercisable warrants to purchase 33,600 shares of common stock at an exercise price of $7.8125 per share, which expire on November 15, 2029. The estimated fair value of the warrants issued to the placement agent was approximately $104,000.

January 2025 Offering

On January 7, 2025, Citius Pharma sold 743,496 shares of common stock and warrants to purchase 743,496 shares of common stock. Gross proceeds were approximately $3,000,000 and net proceeds were $2,657,167, after deducting fees and expenses. The shares and warrants were sold at a combined offering price of $4.035 per share and accompanying warrant. The immediately exercisable warrants have an exercise price of $3.91 per share and expire on January 8, 2030. The estimated fair value of the warrants issued to the investors was approximately $2,091,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and granted the placement agent immediately exercisable warrants, to purchase 52,045 shares of common stock at $5.0438 per share, which expire on January 7, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $138,000.

April 2025 Offering

On April 1, 2025, Citius Pharma sold 465,000 shares of common stock at $1.15 per share and pre-funded warrants to purchase 1,274,131 shares of common stock at $1.1499 per share. Gross proceeds were $1,999,873 and net proceeds were $1,743,757, after deducting fees and expenses. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. All 1,274,131 of the pre-funded warrants were exercised during the three months ended June 30, 2025.

We paid the placement agent a fee of 7.0% of the gross proceeds and granted the placement agent warrants to purchase 121,739 shares of common stock at an exercise price of $1.4375 per share, which are exercisable commencing on October 2, 2025 and expire on April 1, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $100,000.

June 2025 Offering

On June 11, 2025, Citius Pharma sold 540,000 shares of common stock and pre-funded warrants to purchase 4,380,000 shares of common stock, , and accompanying warrants to purchase 9,840,000 shares of common stock, at $1.22 per share and accompanying warrant (or $1.2199 per pre-funded warrant and accompanying warrant). The immediately exercisable two-year warrants have an exercise price of $1.00 per share. On the expiration date, any warrants outstanding will be exercised via cashless exercise. The pre-funded warrants are exercisable immediately at $0.0001 per share and do not expire. Gross proceeds were $6,001,962 and net proceeds of the offering were $5,430,836, after deducting fees and expenses. During the year ended September 30, 2025, all 4,380,000 pre-funded warrants were exercised. The estimated fair value of the 9,840,000 warrants issued to the investors was approximately $4,867,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $150,958 and granted placement agent warrants to purchase 344,400 shares of common stock at an exercise price of $1.525 per share, which expire on June 11, 2027. On the expiration date, any warrants outstanding will be exercised via cashless exercise. The estimated fair value of the warrants issued to the placement agent was approximately $222,000.

July 2025 Citius Oncology Offering

On July 17, 2025, Citius Oncology sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock, at $1.32 per share and accompanying warrant. The immediately exercisable five-year warrants had an initial exercise price of $1.32 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 6,818,182 warrants to $1.09 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on July 17, 2025 was approximately $8,197,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $5,301,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000 and granted the placement agent warrants to purchase 272,727 shares of common stock at an exercise price of $1.65 per share. The warrants are exercisable commencing on January 17, 2026 and expire on July 17, 2030. Citius Oncology also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 477,273 shares of common stock at an exercise price of $1.65 per share. The placement agent warrants are exercisable commencing on August 17, 2025 and expire on July 17, 2030. The estimated fair value of the placement agent warrants was approximately $905,000.

September 2025 Citius Oncology Offering

On September 10, 2025, Citius Oncology sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock, at $1.75 per share and accompanying warrant. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 and had an initial exercise price of $1.84 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 5,142,858 warrants to $1.09 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on September 10, 2025 was approximately $6,995,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $4,179,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, Citius Oncology issued the placement agent warrants to purchase 205,714 shares of common stock at an exercise price of $1.92 per share. The warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 360,000 shares of common stock at an exercise price of $2.1875 per share. The placement agent warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. The estimated fair value of the placement agent warrants was approximately $717,000.

October 2025 Offering

On October 21, 2025, Citius Pharma sold 1,460,000 shares of common stock and 2,513,510 pre-funded warrants, and accompanying warrants to purchase 3,973,510 shares of common stock at $1.51 per share and accompanying warrant (or $1.5099 per pre-funded warrant and accompanying warrant). The immediately exercisable five-year warrants have an exercise price of $1.40 per share. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. Gross proceeds were approximately $6.0 million, before deducting placement agent fees and other expenses and net proceeds were $5,402,931. During the three months ended December 31, 2025, all 2,513,510 pre-funded warrants were exercised. The estimated fair value of the 3,973,510 warrants issued to the investors was approximately $4,995,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $85,000, and issued the placement agent warrants to purchase 278,146 shares of common stock at an exercise price of $1.8875 per share. The warrants are exercisable commencing on October 21, 2025 and expire on October 20, 2030. The estimated fair value of the warrants issued to the placement agent was approximately $330,000.

December 2025 Citius Oncology Offering

On December 10, 2025, Citius Oncology sold 1,284,404 shares of its common stock and accompanying warrants to purchase 1,284,404 shares of common stock, at $1.09 per share and accompanying warrant, and additionally sold 15,229,358 pre-funded warrants and accompanying warrants to purchase 15,229,358 shares of common stock at $1.0899 per pre-funded warrant and accompanying warrant. Aggregate gross proceeds from the offering were approximately $18.0 million and net proceeds were $15,125,489, after deducting placement agent fees and other offering expenses. The 15,229,358 pre-funded warrants are immediately exercisable at $0.0001 per share and do not expire. The 16,513,762 warrants have an exercise price of $1.09 and are exercisable for five years after stockholder approval, expected in February 2026. The estimated fair value of the 16,513,762 warrants issued to the investors was approximately $13,196,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $135,000. Additionally, Citius Oncology issued to the placement agent warrants to purchase 1,155,963 shares of its common stock at an exercise price of $1.3625 per share. The warrants are exercisable commencing on stockholder approval and expire on December 8, 2030. Citius Oncology also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 660,550 shares of its common stock at an exercise price of $1.199 per share. The placement agent warrants are exercisable commencing on stockholder approval and expire on December 8, 2030. The estimated fair value of the placement agents warrants was approximately $1,401,000.

Citius Pharma At the Market Offering Agreement

On August 12, 2024, we entered into a sales agreement to sell from time to time during the term of the agreement shares of our common stock.

During the three months ended March 31, 2025, we sold 289,910 shares for gross proceeds of $839,468. Net proceeds after deducting broker fees and other offering expenses were $808,640.

During the three months ended June 30, 2025, we sold 2,185,249 shares for gross proceeds of $3,471,866. Net proceeds after deducting broker fees and other offering expenses were $3,294,446.

During the three months ended September 30, 2025, we sold 442,715 shares for gross proceeds of $657,284. Net proceeds after deducting broker fees and other offering expenses were $626,843.

During the three months ended December 31, 2025, we sold 252,137 shares for gross proceeds of $362,296. Net proceeds after deducting broker fees and other offering expenses were $349,254.

Citius Pharma Stock Option Plans

Under our 2014 Stock Plan, we reserved 34,667 shares of common stock. As of December 31, 2025, there were options to purchase 14,776 shares outstanding and no shares were available for future grants.

Under our 2018 Stock Plan, we reserved 80,000 shares of common stock. As of December 31, 2025, there were options to purchase 67,200 shares outstanding and no shares available for future grants.

Under our 2020 Stock Plan, we reserved 124,400 shares of common stock. As of December 31, 2025, there were options to purchase 66,000 shares outstanding and no shares available for future grants.

Under our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of December 31, 2025, options to purchase 330,000 shares were outstanding and no shares available for future grants.

Under our 2023 Stock Plan, we reserved 481,400 shares of common stock. As of December 31, 2025, options to purchase 359,400 shares were outstanding and 118,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	839,510	$30.09	6.90 years	$0.00
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,134)	202.50
Outstanding at December 31, 2025	837,376	$29.65	6.57 years	$0.00
Exercisable at December 31, 2025	684,709	$33.48	6.15 years	$0.00

At December 31, 2025, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $1,161,435 is expected to be recognized over a weighted average period of 1.38 years.

NoveCite Stock Plan - Under the NoveCite 2020 Stock Plan, adopted November 5, 2020, we reserved 2,000,000 common shares of NoveCite. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of December 31, 2025, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021, vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 4.91 years and the weighted average exercise price is $0.24 per share. At December 31, 2025, there is no unrecognized compensation cost related to these awards and no aggregate intrinsic value.

Citius Oncology Stock Plan - Under the Citius Oncology 2023 Stock Plan, adopted on April 29, 2023, Citius Oncology reserved 15,000,000 common shares of Citius Oncology. Under the Citius Oncology 2024 Stock Plan, adopted on August 2, 2024, Citius Oncology reserved 15,000,000 common shares of Citius Oncology. Citius Oncology amended the 2024 Stock Plan on October 27, 2025 to reserve an additional 15,000,000 shares of common stock for an aggregate of 30,000,000 shares of common stock under the 2024 Stock Plan. The Citius Oncology stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is estimated using the trading activity of Citius Pharma common stock. until such time as Citius Oncology has sufficient history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted to employees and directors, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the Citius Oncology stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Granted	-	-
Forfeited	-	-
Outstanding at December 31, 2025	18,100,000	$1.83	7.76 years	$-
Exercisable at December 31, 2025	11,316,667	$1.90	7.53 years	$-

At December 31, 2025, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $5,562,647 is expected to be recognized over a weighted average period of 1.08 years.

Restricted Stock Awards

On September 19, 2025, the Board of Directors granted restricted stock awards of 11,600,000 shares of common stock to employees and directors. The restricted stock awards vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share).

At December 31, 2025, unrecognized total compensation cost related to unvested restricted stock awards under the stock plans of $18,392,245 is expected to be recognized over a weighted average period of 2.72 years.

Stock-based Compensation Expense

Stock-based compensation expense under all plans for the three months ended December 31, 2025 and 2024 was $4,280,227 (including $324,177 for Citius Pharma options, $2,252,035 for Citius Oncology options and $1,704,015 for Citius Oncology restricted stock awards) and $2,524,824 (including $716,345 for Citius Pharma options and $1,808,479 for Citius Oncology options), respectively.

Citius Pharma Warrants

We have reserved 18,739,204 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2025:

	Exercise price	Expiration Dates
August 2018 Offering Investors	$28.75	156,863	August 14, 2026
August 2018 Offering Agent	$39.84	7,576	August 8, 2026
September 2019 Offering Investors	$19.25	111,732	September 27, 2026
September 2019 Offering Underwriter	$27.97	7,774	September 27, 2026
January 2021 Offering Investors	$30.78	123,648	July 27, 2026
January 2021 Offering Agent	$40.44	14,065	July 27, 2026
February 2021 Offering Investors	$42.50	823,211	February 19, 2026
February 2021 Offering Agent	$47.03	100,256	February 19, 2026
May 2023 Offering Investors	$37.50	500,000	May 8, 2028
May 2023 Offering Agent	$37.50	35,000	May 3, 2028
April 2024 Offering Investors	$18.75	857,143	October 30, 2029
April 2024 Offering Agent	$21.875	60,000	April 25, 2029
November 2024 Offering Investors	$6.25	480,000	November 18, 2029
November 2024 Offering Agent	$7.8125	33,600	November 15, 2029
January 2025 Offering Investors	$3.91	743,496	January 8, 2030
January 2025 Offering Agent	$5.0438	52,045	January 7, 2030
April 2025 Offering Agent	$1.4375	121,739	April 1, 2030
June 2025 Offering Investor	$1.00	9,840,000	June 11, 2027
June 2025 Offering Agent	$1.525	344,400	June 11, 2027
October 2025 Offering Investor	$1.40	3,973,510	October 21, 2030
October 2025 Placement Agent	$1.8875	278,146	October 20, 2030
December 2025 Note Payable Extension	$1.26	75,000	January 2, 2031
		18,739,204

At December 31, 2025, the weighted average remaining life of the outstanding warrants is 2.47 years, all warrants are exercisable and the aggregate intrinsic value of the warrants outstanding was $0.

Citius Oncology Warrants

Citius Oncology has reserved 46,836,387 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2025:

	Exercise price	Number	Expiration Dates
July 2025 Offering Investors	$1.32	6,818,182	July 17, 2030
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Investors	$1.84	5,142,858	March 10, 2031
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
December 2025 Offering Investors	$0.0001	15,229,358	None
December 2025 Offering Investors	$1.09	16,513,762	February 28, 2031
December 2025 Placement Offering Agent	$1.3625	1,155,963	December 8, 2030
December 2025 Prior Offering Agent	$1.199	660,550	December 8, 2030
		46,836,387

At December 31, 2025, the weighted average remaining life of the outstanding warrants was estimated at 3.44 years, all warrants are exercisable except for 16,513,762 investor warrants and 1,816,513 placement agent warrants which become exercisable after stockholder approval which is expected to occur in February 2026. At December 31, 2025 the aggregate intrinsic value of the warrants outstanding was $15,227,835.

Citius Pharma Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Pharma excluding all subsidiaries as of December 31, 2025 is as follows:

Stock plan options outstanding	837,376
Stock plan shares available for future grants	118,000
Warrants outstanding	18,739,204
Total	19,694,580

Citius Oncology Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Oncology as of December 31, 2025 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock awards	11,600,000
Stock plan shares available for future grants	15,300,000
Warrants outstanding	46,836,387
Total	91,836,387

10. COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective July 1, 2019, we entered into a 76-month lease for office space in Cranford, NJ. On February 28, 2025, we extended the lease until February 28, 2030. A right-of-use asset of $786,697 was recognized as a non-cash asset and liability on the lease amendment date. We pay our proportionate share of real estate taxes and operating expenses in excess of the base year expenses. These costs are variable lease payments and are not included in the determination of the lease’s right-of-use asset or lease liability.

We identified and assessed the following significant assumptions in recognizing our right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, we estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining term as of the amendment date.

●	Since we elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Three Months Ended December31, 2025	Three Months Ended December31, 2024
Operating lease cost	$36,052	$59,705
Variable lease cost	-	1,264
Total lease cost	$36,052	$60,969

Other information
Weighted-average remaining lease term - operating leases	4.2 Years	0.8 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,	December 31, 2025
2026 (excluding the 3 months ended December 31, 2025)	$171,280
2027	232,827
2028	237,686
2029	242,545
2030	102,849
Total lease payments	987,187
Less: interest	(157,541)
Present value of lease liabilities	$829,646

Leases	Classification	December 31, 2025	September 30, 2025
Assets
Lease asset	Operating	$835,177	$818,694
Total lease assets		$835,177	$818,694

Liabilities
Current	Operating	$148,006	$88,348
Non-current	Operating	681,640	724,925
Total lease liabilities		$829,646	$813,273

Interest expense on the lease liability was $16,483 and $4,870 for the three months ended December 31, 2025 and 2024, respectively.

Commercial Manufacturing Contracts

Citius Oncology has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. The agreement runs through calendar year 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of December 31, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million consisting of obligations of $9.9 million and $6.3 million for calendar years 2025 and 2026 respectively with 2025 representing prior production obligations which were not manufactured.

As of December 31, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar year 2026 and $1.8 million in calendar year 2027.

11. SUBSEQUENT EVENTS

On February 9, 2026, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until August 10, 2026, to regain compliance with the Bid Price Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended on January 28, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

In-process research and development of $19,400,000 represents the value of LMB’s leading drug candidate (Mino-Lok), which is an antibiotic solution used to treat catheter-related bloodstream infections and is expected to be amortized on a straight-line basis over a period of eight years commencing upon revenue generation. Goodwill of $9,346,796 represents the value of LMB’s industry relationships and its assembled workforce. Goodwill will not be amortized but will be tested at least annually for impairment. In-process research and development of $73,400,000 represents the value of our exclusive license for LYMPHIR (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is being amortized on a straight-line basis over the remaining period of market exclusivity commencing upon revenue generation in December 2025.

Through December 31, 2025, we have devoted substantially all of our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have realized limited revenues from the sale of LYMPHIR, which commenced in December 2025.

Reverse Stock Split

Effective November 25, 2024, we executed a reverse stock split of our common stock, at a ratio of 1-for-25. All share amounts have been retroactively adjusted to reflect the split.

Patent and Technology License Agreements

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and has increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with a low double digit royalty rate (within a range of 10% to 15%). In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low to mid-single digits (within a range of 2% to 7%). After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less-than-12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub-licensees.

NoveCite - On October 6, 2020, our subsidiary NoveCite entered into a license agreement with Novellus Therapeutics Limited, whereby NoveCite acquired an exclusive, worldwide license, with the right to sublicense, to develop and commercialize a stem cell therapy based on Novellus’s patented technology for the treatment of acute pneumonitis of any etiology in which inflammation is a major agent in humans. Upon execution of the license agreement, NoveCite paid $5,000,000 to Novellus and issued Novellus shares of Novecite’s common stock representing 25% of NoveCite’s outstanding equity. We own the other 75% of NoveCite’s outstanding equity.

In July 2021, Novellus was acquired by Brooklyn ImmunoTherapeutics and the NoveCite license was assumed by Brooklyn with all original terms and conditions. In October 2021, Brooklyn changed its name to Eterna Therapeutics Inc. (“Eterna”).

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

LYMPHIR - In September 2021, the Company entered into an asset purchase agreement with Dr. Reddy’s and a license agreement with Eisai to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma assigned these agreements to Citius Acquisition Corp. effective April 1, 2022. We renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIRTM for the product. Denileukin diftitox is referred to in this report as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license, through Citius Oncology, includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $18.25 million remains due as of December 31, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5.9 million milestone payment, upon FDA approval, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We were also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the three months ended December 31, 2025, we recorded $45,841 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At December 31, 2025, we owe Eisai approximately $6.8 million for certain other unpaid invoices.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; though approved in August 2024, Dr. Reddy’s waived the six months requirement and the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

RESULTS OF OPERATIONS

Three months ended December 31, 2025 compared with the three months ended December 31, 2024

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Revenue	$3,944,111	—
Cost of revenues	(789,208)	—
Gross profit	3,154,903	—

Operating expenses:
Research and development	1,599,719	2,127,038
Amortization of in-process research and development	573,438	—
General and administrative	5,720,727	5,387,752
Stock-based compensation – general and administrative	4,280,227	2,524,824
Total operating expenses	12,174,111	10,039,614
Operating loss	(9,019,208)	(10,039,614)
Interest income	45,097	22,608
Interest expense	(155,538)	—
Loss before income taxes	(9,129,649)	(10,017,006)
Income tax expense	264,240	264,240
Net loss	$(9,393,889)	$(10,281,246)

Revenues

In 2025, the Company executed three service agreements with pharmaceutical specialty distributors who are our customers and who distribute LYMPHIR to healthcare organizations which include academic centers, community oncology practices, as well as infusion centers. The transaction price for gross product revenues under these customer specialty distributor agreements are based on the contractually stated wholesale acquisition cost (“WAC”). The transaction price is reduced for variable considerations, including product returns, chargebacks, co-payment assistance, and other gross-to-net adjustments, which are reasonably estimated by the Company and constrained to amounts that are probable not to result in a significant revenue reversal. As LYMPHIR is a newly launched product, any reasonable estimates made by the Company regarding certain gross-to-net adjustments will result from certain information, such as inventory held by distributors, market data or comparable products, until sufficient historical data becomes available.

Net product revenues for the three months ended December 31, 2025 were $3,944,111, as we began commercial distribution of LYMPHIR in December 2025. Gross profit on net product revenues for the three months ended December 31, 2025 was approximately 80%.

The Company believes that revenues will increase in the future as LYMPHIR gains market acceptance.

Research and Development Expenses

For the three months ended December 31, 2025, research and development expenses were $1,599,719, as compared to $2,127,038 during the three months ended December 31, 2024, a decrease of $527,319.

Research and development costs for Mino-Lok decreased by $304,186 to $80,830 for the three months ended December 31, 2025, as compared to $385,016 for the three months ended December 31, 2024, due primarily to decreased costs since the completion of the Phase 3 trial as well as catheter validation and combination studies. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $8,377 to $2,319 for the three months ended December 31, 2025, as compared to $10,696 for the three months ended December 31, 2024. The Phase 2 study was completed in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR decreased by $217,945 to $1,509,595 during the three months ended December 31, 2025, as compared to $1,727,540 for the three months ended December 31, 2024 primarily related pre commercial manufacturing implementation services related to product labeling and serialization.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended December 31, 2025 amortization was $573,438. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036.

General and Administrative Expenses

For the three months ended December 31, 2025, general and administrative expenses were $5,720,727, as compared to $5,387,752 during the three months ended December 31, 2024. General and administrative expenses increased by $332,975 in comparison with the prior period. Overall general and administrative expenses were consistent with the prior period. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended December 31, 2025 stock-based compensation expense was $4,280,227, as compared to $2,524,824 for the three months ended December 31, 2024. Stock-based compensation expense includes $324,177 for Citius Pharma stock options, $2,252,035 for Citius Oncology stock options and $1,704,015 for Citius Oncology restricted stock awards for the three months ended December 31, 2025. Stock-based compensation expense includes $716,345 for Citius Pharma stock options and $1,808,479 for Citius Oncology stock options for the three months ended December 31, 2024. Stock-based compensation expense for the most recently completed quarter increased by $1,755,403 in comparison to the prior period primarily due to the Citius Oncology restricted stock awards granted in September 2025.

Interest Income (Expense)

For the three months ended December 31, 2025, interest income was $45,097, as compared to interest income of $22,608 for the three months ended December 31, 2024. We have invested the remaining proceeds of our equity offerings in money market accounts.

For the three months ended December 31, 2025, interest expense was $155,538, as compared to $0 for the three months ended December 31, 2024. For the three months ended December 31, 2025, interest expense of $45,841 was related to the March 28, 2025 letter agreement with Eisai and interest expense on the note payable, including the fair value of the warrant issued to the lender was $109,697.

Income Taxes

The Company recorded deferred income tax expense of $264,240 for both the three months ended December 31, 2025 and 2024 related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the three months ended December 31, 2025, we incurred a net loss of $9,393,889, as compared to a net loss for the three months ended December 31, 2024 of $10,281,246. The $887,357 decrease in net loss was primarily due to our gross profit on revenues of $3,154,903 offset by an increase of $2,134,497 in our total operating expenses, primarily related to the granting of restricted stock awards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

We have incurred operating losses since inception and incurred a net loss of approximately $9.4 million for the three months ended December 31, 2025. At December 31, 2025, we had an accumulated deficit of approximately $247 million. At December 31, 2025, we had $7.7 million in cash and a negative working capital of approximately $262,000. Our net cash used in operations during the three months ended December 31, 2025 was approximately $13 million. Our primary source of cash flow since inception has been from financing activities. We have had limited revenue from sales of LYMPHIR, which commenced in December 2025.

During the three months ended December 31, 2025, Citius Pharma received net proceeds of approximately $5.8 million from equity offerings and Citius Oncology received approximately $15.1 million from an equity offering.

In order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, in addition to generating income from the sale of LYMPHIR, we need to obtain substantial additional financing and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of December 31, 2025, our outstanding milestone payments and purchase commitments for 2025 include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai $2,535,318 on or before July 15, 2025, and $2,350,000 thereafter on the 15th of each of the next four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of December 31, 2025, we have paid the milestone in full and owe a balance of approximately $6.8 million to Eisai for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $18.25 million remains due as of December 31, 2025. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●	We entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement, we are obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of December 31, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million, consisting of payments of $9.9 million and $6.3 million for calendar years 2025 and 2026, respectively with 2025 representing prior obligations which were not manufactured.

●	As of December 31, 2025, we also have commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar years 2026 and $1.8 million in 2027.

After giving effect to our recent equity offerings during the three months ended December 31, 2025, we expect that we and Citius Oncology collectively will have sufficient funds to continue our operations through May 2026. We will need to raise additional capital in the future to support our operations beyond May 2026. There is no assurance, however, that we will be successful in raising needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Investing Activities

During the three months ended December 31, 2025, we paid the final $2,900,000 due to Eisai in connection with the LYMPHIR approval milestone and paid $1,500,000 in connection with the milestone payment due to Dr. Reddy’s. At December 31, 2025, we owe Dr. Reddy’s $18,250,000 representing the balance of the approval milestone.

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

Our critical accounting policies and use of estimates as discussed in the footnotes to the condensed consolidated financial statements included within this Form 10-Q should also be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended January 28, 2026.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended January 28, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Warrant issued on October 21, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 21, 2025).

4.2	Form of Pre-Funded Warrant issued on October 21, 2025 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 21, 2025).

4.3	Form of Placement Agent Warrant issued on October 21, 2025 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on October 21, 2025).

4.4	Form of Warrant issued on December 2, 2025 (incorporated by reference to Exhibit 4.31 to the Form 10-K filed on December 23, 2025).

10.1	Form of Securities Purchase Agreement, dated as of October 20, 2025, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2025).

10.2	Second Amendment to Promissory Note, dated December 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on December 23, 2025).

10.3	Amendment No. 1 to Unsecured Promissory Note issued to Pagoda Resources, Inc., dated December 2, 2025 (incorporated by reference to Exhibit 10.45 to the Form 10-K filed on December 23, 2025).

10.4	Second Amendment to Amended and Restated Employment Agreement by and between Myron Holubiak and Citius Pharmaceuticals, Inc., executed December 23, 2025, effective October 31, 2025 (incorporated by reference to Exhibit 10.49 to the Form 10-K filed on December 23, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: February 13, 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)