Form 10-Q
period 2026-03-31
Citius Pharmaceuticals, Inc.
filed 2026-05-15
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 14, 2026, there were 27,452,570 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2026

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,590,174	$4,252,290
Accounts receivable, net of allowances	1,079,055	-
Inventory	22,659,590	22,286,693
Prepaid expenses	3,356,882	1,395,490
Total Current Assets	31,685,701	27,934,473

Operating lease right-of-use asset, net	794,518	818,694

Deposits	38,062	38,062
In-process research and development, net of accumulated amortization	90,506,250	92,800,000
Deferred financing costs	169,252	-
Goodwill	9,346,796	9,346,796
Total Other Assets	100,060,360	102,184,858

Total Assets	$132,540,579	$130,938,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,453,803	$13,693,692
License payable	17,650,000	22,650,000
Accrued expenses	24,138,264	4,190,253
Accrued compensation	3,602,007	3,292,447
Note payable	-	1,000,000
Operating lease liability	171,495	88,348
Total Current Liabilities	55,015,569	44,914,740

Deferred tax liability	7,803,790	7,770,760
Operating lease liability – noncurrent	636,667	724,925
Total Liabilities	63,456,026	53,410,425

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 250,000,000 shares authorized; 22,376,427 and 18,067,744 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	22,376	18,068
Additional paid-in capital	329,775,214	306,336,239
Accumulated deficit	(268,256,054)	(238,804,129)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	61,541,536	67,550,178
Non-controlling interest	7,543,017	9,977,422
Total Equity	69,084,553	77,527,600

Total Liabilities and Equity	$132,540,579	$130,938,025

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Revenues	$1,667,298	$—	$5,611,409	$—
Cost of revenues	(328,878)	—	(1,118,086)	—
Gross Profit	1,338,420	—	4,493,323	—

Operating Expenses
Research and development	1,633,518	3,766,525	3,233,237	5,893,563
Amortization of in-process research and development	1,720,312	—	2,293,750	—
General and administrative	26,391,101	4,792,122	32,111,828	10,179,874
Stock-based compensation – general and administrative	3,788,275	2,702,031	8,068,502	5,226,855
Total Operating Expenses	33,533,206	11,260,678	45,707,317	21,300,292

Operating Loss	(32,194,786)	(11,260,678)	(41,213,994)	(21,300,292)

Other Income (Expense)
Interest income	53,584	13,413	98,681	36,021
Gain on sale of New Jersey net operating losses	3,833,277	—	3,833,277	—
Interest expense	(33,031)	—	(188,569)	—
Total Other Income, Net	3,853,830	13,413	3,743,389	36,021

Loss before Income Taxes	(28,340,956)	(11,247,265)	(37,470,605)	(21,264,271)
Income tax expense (benefit)	(231,210)	264,240	33,030	528,480

Net Loss	(28,109,746)	(11,511,505)	(37,503,635)	(21,792,751)
Net loss attributable to non-controlling interest	6,878,606	595,000	8,051,710	1,108,000

Net loss applicable to common stockholders	$(21,231,140)	$(10,916,505)	$(29,451,925)	$(20,684,751)

Net Loss Per Share - Basic and Diluted	$(0.95)	$(1.27)	$(1.34)	$(2.58)

Weighted Average Common Shares Outstanding
Basic and diluted (includes pre-funded warrants from the October 2025 offering)	22,376,427	8,581,207	21,931,009	8,029,834

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non- Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2025	-	18,067,744	$18,068	$306,336,239	$(238,804,129)	$67,550,178	$9,977,422	$77,527,600
Issuance of common stock, net of costs of $13,042	-	252,137	252	349,002	-	349,254	-	349,254
October 2025 sale of common stock and pre-funded warrants, net of costs of $75,868	-	1,460,000	1,460	5,401,471	-	5,402,931	-	5,402,931
December 2025 sale of common stock and pre-funded warrants by Citius Oncology, net of costs of $2,872,989	-	-	-	11,258,682	-	11,258,682	3,866,807	15,125,489
Issuance of common stock upon exercise of pre-funded warrants	-	2,513,510	2,513	(2,262)	-	251	-	251
Issuance of common stock for services		83,036	83	107,427	-	107,510	--	107,510
Issuance of common stock warrant for note payable extension		-	-	68,597	-	68,597	-	68,597
Stock-based compensation expense	-	-	-	3,441,544	-	3,441,544	838,683	4,280,227
Net loss	-	-	-	-	(9,393,889)	(9,393,889)	-	(9,393,889)
Net loss attributable to non-controlling interest	-	-	-	-	1,173,104	1,173,104	(1,173,104)	-
Balance, December 31, 2025	-	22,376,427	22,376	326,960,700	(247,024,914)	79,958,162	13,509,808	93,467,970
Proceeds from exercise of Citius Oncology pre-funded warrants	-	-	-	818	-	818	-	818
December 2025 offering costs	-	-	-	(62,764)	-	(62,764)	-	(62,764)
Stock-based compensation expense	-	-	-	2,876,460	-	2,876,460	911,815	3,788,275
Net loss	-	-	-	-	(28,109,746)	(28,109,746)	-	(28,109,746)
Net loss attributable to non-controlling interest	-	-	-	-	6,878,606	6,878,606	(6,878,606)	-
Balance March 31, 2026	-	22,376,427	$22,376	$329,775,214	$(268,256,054)	$61,541,536	$7,543,017	$69,084,553

Balance, September 30, 2024	-	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830
Sale of common stock, net of costs of $425,949	-	480,000	480	2,573,571	-	2,574,051	-	2,574,051
Stock-based compensation expense	-	-	-	2,524,824	-	2,524,824	-	2,524,824
Net loss	-	-	-	-	(10,281,246)	(10,281,246)	-	(10,281,246)
Net loss attributable to non-controlling interest	-	-	-	-	513,000	513,000	(513,000)	-
Balance, December 31, 2024	-	7,727,243	7,727	276,538,816	(211,138,464)	65,408,079	3,511,380	68,919,459
Issuance of common stock, net of costs	-	1,033,406	1,034	3,464,773	-	3,465,807	-	3,465,807
Stock-based compensation expense	-	-	-	2,702,031	-	2,702,031	-	2,702,031
Net loss	-	-	-	-	(11,511,505)	(11,511,505)		(11,511,505)
Net loss attributable to non-controlling interest	-	-	-	-	595,000	595,000	(595,000)	-
Balance, March 31, 2025	-	8,760,649	$8,761	$282,705,620	$(222,054,969)	$60,659,412	$2,916,380	$63,575,792

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(37,503,635)	$(21,792,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,068,502	5,226,855
Issuance of common stock for services	107,510	-
Issuance of common stock warrant	68,597	-
Amortization of in-process research and development	2,293,750	-
Amortization (accretion) of operating lease right-of-use asset	24,176	110,845
Deferred income tax expense	33,030	528,480
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(1,079,055)	-
Inventory	(372,897)	(7,070,487)
Prepaid expenses	(1,961,392)	(308,791)
Accounts payable	(4,239,889)	4,441,023
Accrued expenses	19,948,011	8,762,217
Accrued compensation	309,560	955,048
Operating lease liability	(5,111)	(117,767)
Net Cash Used In Operating Activities	(14,308,843)	(9,265,328)

Cash Flows From Investing Activities:
License fee payments	(5,000,000)	—
Net Cash Used in Investing Activities	(5,000,000)	—

Cash Flows From Financing Activities:
Repayment of note payable	(1,000,000)	—
Deferred financing costs	(169,252)	—
Proceeds from exercise of Citius Oncology pre-funded warrants	818	—
Net proceeds from common stock offerings	20,815,161	6,039,858
Net Cash Provided By Financing Activities	19,646,727	6,039,858

Net Change in Cash and Cash Equivalents	337,884	(3,225,470)
Cash and Cash Equivalents - Beginning of Period	4,252,290	3,251,880
Cash and Cash Equivalents - End of Period	$4,590,174	$26,410
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest paid	$105,310	$—
Operating lease right-of-use asset and liability recorded	$—	$786,697

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

On August 23, 2021, we formed Citius Oncology, Inc. (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On August 12, 2024, Citius Pharma and Citius Oncology entered into a merger agreement with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc (“Merger Sub”), whereby Merger Sub merged with and into Citius Oncology. After the merger and recapitalization (the “Merger”), the newly combined publicly traded company was owned 92.3% by Citius Pharma, and is named “Citius Oncology, Inc.” (Nasdaq: CTOR). As of March 31, 2026, Citius Pharma owned approximately 71% of Citius Oncology.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - The accompanying unaudited condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., its wholly-owned subsidiary LMB and its majority-owned subsidiaries NoveCite and Citius Oncology. On August 12, 2024, Citius Oncology, previously a wholly-owned subsidiary, became a majority-owned subsidiary. As of March 31, 2026, Citius Oncology was approximately a 71% majority-owned subsidiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2026, and the results of its operations and cash flows for the three and six months ended March 31, 2026 and 2025. The operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2025, as amended on January 28, 2026.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $37,503,635 for the six months ended March 31, 2026. The Company experienced negative cash flows from operations of $14,308,843 for the six months ended March 31, 2026. At March 31, 2026, the Company had $4,590,174 in cash and a negative working capital of approximately $23.3 million.

On April 24, 2026, Citius Pharma closed a registered direct offering for the sale of 5,076,143 shares of common stock (or pre-funded warrants in lieu thereof) at a purchase price of $0.985 per share (or pre-funded warrant in lieu thereof). Gross proceeds were approximately $5.0 million, before deducting the placement agent fees and expenses (See Note 13).

On May 5, 2026, Citius Oncology received gross proceeds of approximately $11.5 million from the inducement exercise of certain warrants (See Note 13).

In addition, Citius Oncology entered into a loan agreement for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available on the later of (A) the date on which certain net revenue and liquidity milestones are achieved and (B) October 1, 2026, and continuing through December 31, 2026, and up to $8.0 million available beginning on the later of (A) the date on which certain additional net revenue milestones are achieved and (B) January 1, 2027, and continuing through March 31, 2027. The loans bear interest at the greater of the prime rate plus 6% or 12.75%. The loans are secured by an interest in all of Citius Oncology’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the loans is November 1, 2029 (See Note 13).

The Company estimates that its and Citius Oncology’s collective available cash resources will be sufficient to fund our operations through November 2026. We will need to raise additional capital in the future to support our operations beyond November 2026, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

The Company is currently engaged in capital raising initiatives, as well as separate capital raising initiatives through its approximately 71% owned subsidiary Citius Oncology, in an effort to extend its cash runway. Citius Oncology also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value.

The Company has generated limited operating revenue, which commenced in December 2025, and has principally raised capital through the issuance of debt and equity instruments to finance its operations. However, the Company’s continued operations beyond November 2026, including its development plans for Mino-Lok, Halo-Lido and NoveCite, will depend on its ability to obtain regulatory approval for Mino-Lok and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. However, the Company can provide no assurances on regulatory approval, commercialization, or future sales of LYMPHIR or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop its product candidates, including seeking regulatory approval, and protecting its intellectual property. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

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

	Three Months Ended	Six Months Ended
	March 31, 2026	March 31, 2026

Gross Product Revenue	$2,003,760	$6,882,480
Gross-to-net adjustments:	336,462	1,271,071
Net Revenue	$1,667,298	$5,611,409

Accounts receivable, net

Accounts receivable, net is stated at amounts invoiced less allowances for distributor fees, chargebacks, and estimated returns. At March 31, 2026, these sales allowances totaled $837,585. On a periodic basis, the Company evaluates its accounts receivable to establish an allowance for doubtful accounts. The allowance reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. Our collection risk is mitigated to a certain extent by the fact that sales are collected in a reasonable period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining accounts receivable that are past due. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was $0 as of March 31, 2026.

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

	March 31, 2026	September 30, 2025
Finished goods	$15,707,625	$10,577,876
Work in process	6,951,965	11,708,817
Total	$22,659,590	$22,286,693

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

5. PREPAID EXPENSES

Prepaid expenses include advance payments made for the preparation of long-lead time drug substance and product costs, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales. Other prepaid expenses include insurance, FDA program fees, service fees and marketing costs. A summary of prepaid expenses is as follows:

	March 31, 2026	September 30, 2025
Prepaid manufacturing	$2,531,280	$1,331,280
Prepaid insurance	304,495	-
Prepaid annual FDA program fee	221,107	-
Prepaid annual service fees	-	64,210
Prepaid marketing costs	300,000	-
Total	$3,356,882	$1,395,490

6. IN-PROCESS RESEARCH AND DEVELOPMENT, NET

In process research and development consists of a beginning carrying value for LYMPHIR of $73,400,000 and a net balance of $71,106,250 at March 31, 2026. Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended March 31, 2026 and 2025, amortization was $1,720,312 and $0, respectively. For the six months ended March 31, 2026 and 2025, amortization was $2,293,750 and $0, respectively. In-process research and development for LYMPHIR is being amortized as follows on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036. The amortization of in-process research and development excludes $19,400,000 associated with the acquisition of LMB and the Mino-Lok product candidate which will begin amortization upon approval. A summary of the expected future amortization expense for LYMPHIR in-process research and development is as follows:

Year Ending September 30,	Amount
2026 (excluding the six months ended March 31,2026)	$3,440,625
2027	6,881,250
2028	6,881,250
2029	6,881,250
2030	6,881,250
2031	6,881,250
Thereafter	33,259,375
Total	$71,106,250

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $17,650,000 remains due as of March 31, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the six months ended March 31, 2026, we recorded $78,872 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At March 31, 2026, we owe Eisai for other unpaid invoices, consisting of $2,200,000 of accounts payable and $4,062,481 of accrued expenses.

The term of the license agreement will continue until the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale in the United States occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

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

On December 2, 2025, we extended the due date to January 2, 2026 and the note was paid in full on January 5, 2026. As consideration for the extension, we issued a five-year warrant to purchase 75,000 shares of our common stock at $1.26 per share. The $68,597 fair value of the warrant was charged to interest expense during the six months ended March 31, 2026. Interest expense, including the fair value of the warrant was $109,697 for the six months ended March 31, 2026.

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

June 2025 Offering

On June 11, 2025, Citius Pharma sold 540,000 shares of common stock and pre-funded warrants to purchase 4,380,000 shares of common stock, and accompanying warrants to purchase 9,840,000 shares of common stock, at $1.22 per share and accompanying warrant (or $1.2199 per pre-funded warrant and accompanying warrant). The immediately exercisable two-year warrants have an exercise price of $1.00 per share. On the expiration date, any warrants outstanding will be exercised via cashless exercise. The pre-funded warrants are exercisable immediately at $0.0001 per share and do not expire. Gross proceeds were $6,001,962 and net proceeds of the offering were $5,430,836, after deducting fees and expenses. During the year ended September 30, 2025, all 4,380,000 pre-funded warrants were exercised. The estimated fair value of the 9,840,000 warrants issued to the investors was approximately $4,867,000.

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

July 2025 Citius Oncology Offering

On July 17, 2025, Citius Oncology sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock at $1.32 per share and accompanying warrant. The immediately exercisable five-year warrants had an initial exercise price of $1.32 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 6,818,182 warrants to $1.09 per share and extended the expiration date of the warrants to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on July 17, 2025 was approximately $8,197,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $5,301,000.

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

September 2025 Citius Oncology Offering

On September 10, 2025, Citius Oncology sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock, at $1.75 per share and accompanying warrant. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 and had an initial exercise price of $1.84 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 5,142,858 warrants to $1.09 per share and extended the expiration date of the warrants to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on September 10, 2025 was approximately $6,995,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $4,179,000.

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

October 2025 Offering

On October 21, 2025, Citius Pharma sold 1,460,000 shares of common stock and 2,513,510 pre-funded warrants, and accompanying warrants to purchase 3,973,510 shares of common stock at $1.51 per share and accompanying warrant (or $1.5099 per pre-funded warrant and accompanying warrant). The immediately exercisable five-year warrants have an exercise price of $1.40 per share. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. Gross proceeds were approximately $6.0 million, before deducting placement agent fees and other expenses and net proceeds were $5,402,931. During the six months ended March 31, 2026, all 2,513,510 pre-funded warrants were exercised. The estimated fair value of the 3,973,510 warrants issued to the investors was approximately $4,995,000.

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

December 2025 Citius Oncology Offering

On December 10, 2025, Citius Oncology sold 1,284,404 shares of its common stock and accompanying warrants to purchase 1,284,404 shares of common stock, at $1.09 per share and accompanying warrant, and additionally sold 15,229,358 pre-funded warrants and accompanying warrants to purchase 15,229,358 shares of common stock at $1.0899 per pre-funded warrant and accompanying warrant. Aggregate gross proceeds from the offering were approximately $18.0 million and net proceeds were $15,062,725, after deducting placement agent fees and other offering expenses. The 15,229,358 pre-funded warrants are immediately exercisable at $0.0001 per share and do not expire. During the three months ended March 31, 2026, Citius Oncology received net proceeds of $818 from the exercise of 8,183,358 pre-funded warrants. At March 31, 2026, 7,046,000 of the pre-funded warrants remain outstanding. The 16,513,762 warrants have an exercise price of $1.09 and are exercisable on or before January 20, 2031. The estimated fair value of the 16,513,762 warrants issued to the investors was approximately $13,196,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $135,000. Additionally, Citius Oncology issued to the placement agent warrants to purchase 1,155,963 shares of its common stock at an exercise price of $1.3625 per share exercisable on or before December 8, 2030. Citius Oncology also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 660,550 shares of its common stock at an exercise price of $1.199 per share exercisable on or before December 8, 2030. The estimated fair value of the placement agent warrants was approximately $1,401,000.

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

Citius Pharma Stock Option Plans

Under our 2014 Stock Plan, we reserved 34,667 shares of common stock. As of March 31, 2026, there were options to purchase 14,776 shares outstanding and no shares were available for future grants.

Under our 2018 Stock Plan, we reserved 80,000 shares of common stock. As of March 31, 2026, there were options to purchase 67,200 shares outstanding and no shares available for future grants.

Under our 2020 Stock Plan, we reserved 124,400 shares of common stock. As of March 31, 2026, there were options to purchase 66,000 shares outstanding and no shares available for future grants.

Under our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of March 31, 2026, options to purchase 330,000 shares were outstanding and no shares available for future grants.

Under our 2023 Stock Plan, we reserved 481,400 shares of common stock. As of March 31, 2026, options to purchase 359,400 shares were outstanding and 118,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	839,510	$30.09	6.90 years	$0.00
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,134)	202.50
Outstanding at March 31, 2026	837,376	$29.65	6.33 years	$0.00
Exercisable at March 31, 2026	686,709	$33.49	5.90 years	$0.00

At March 31, 2026, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $899,870 is expected to be recognized over a weighted average period of 1.20 years.

NoveCite Stock Plan - Under the NoveCite 2020 Stock Plan, we reserved 2,000,000 common shares of NoveCite. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of March 31, 2026, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021, vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 4.67 years and the weighted average exercise price is $0.24 per share. At March 31, 2026, there is no unrecognized compensation cost related to these awards and no aggregate intrinsic value.

Citius Oncology Stock Plan - Under the Citius Oncology 2023 Omnibus Stock Incentive Plan, we reserved 15,000,000 common shares of Citius Oncology. Under the Citius Oncology 2024 Omnibus Stock Incentive Plan, we reserved 15,000,000 common shares of Citius Oncology and amended the 2024 Stock Plan on October 27, 2025 to reserve an additional 15,000,000 shares for an aggregate of 30,000,000 shares of common stock under the Citius Oncology 2024 Omnibus Stock Incentive Plan. The Citius Oncology stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

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

A summary of option activity under the Citius Oncology stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Granted	-	-
Forfeited	-	-
Outstanding at March 31, 2026	18,100,000	$1.83	7.52 years	$-
Exercisable at March 31, 2026	11,502,083	$1.89	7.30 years	$-

At March 31, 2026, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $3,704,204 is expected to be recognized over a weighted average period of 1.02 years.

Restricted Stock Unit Awards

On September 19, 2025, the Board of Directors granted restricted stock unit awards of 11,600,000 shares of common stock to employees and directors. The restricted stock unit awards vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share). On March 24, 2026, the Board of Directors granted restricted stock unit awards of an aggregate 350,000 shares of common stock to an employee and a consultant. The restricted stock unit awards vest on March 24, 2029. The fair value of the common stock on the date of grant was $203,000 ($0.58 per share).

Stock-based compensation expense for restricted stock unit awards for the three months ended March 31, 2026 was $1,668,267. Stock-based compensation expense for restricted stock unit awards for the six months ended March 31, 2026 was $3,372,282.

At March 31, 2026, unrecognized total compensation cost related to unvested restricted stock unit awards under the stock plans of $16,926,977 is expected to be recognized over a weighted average period of 2.48 years.

Stock-based Compensation Expense

Stock-based compensation expense under all plans for the three months ended March 31, 2026 and 2025 was $3,788,275 (including $261,565 for Citius Pharma options, $1,858,443 for Citius Oncology options and $1,668,267 for Citius Oncology restricted stock unit awards) and $2,702,031 (including $613,459 for Citius Pharma options and $2,088,572 for Citius Oncology options), respectively.

Stock-based compensation expense under all plans for the six months ended March 31, 2026 and 2025 was $8,068,502 (including $585,742 for Citius Pharma options, $4,110,478 for Citius Oncology options and $3,372,282 for Citius Oncology restricted stock unit awards) and $5,226,825 (including $1,329,775 for Citius Pharma options and $3,897,050 for Citius Oncology options), respectively.

Citius Pharma Warrants

We have reserved 17,815,737 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2026:

	Exercise Price	Shares	Expiration Dates
August 2018 Offering Investors	$28.75	156,863	August 14, 2026
August 2018 Offering Agent	$39.84	7,576	August 8, 2026
September 2019 Offering Investors	$19.25	111,732	September 27, 2026
September 2019 Offering Underwriter	$27.97	7,774	September 27, 2026
January 2021 Offering Investors	$30.78	123,648	July 27, 2026
January 2021 Offering Agent	$40.44	14,065	July 27, 2026
May 2023 Offering Investors	$37.50	500,000	May 8, 2028
May 2023 Offering Agent	$37.50	35,000	May 3, 2028
April 2024 Offering Investors	$18.75	857,143	October 30, 2029
April 2024 Offering Agent	$21.875	60,000	April 25, 2029
November 2024 Offering Investors	$6.25	480,000	November 18, 2029
November 2024 Offering Agent	$7.8125	33,600	November 15, 2029
January 2025 Offering Investors	$3.91	743,496	January 8, 2030
January 2025 Offering Agent	$5.0438	52,045	January 7, 2030
April 2025 Offering Agent	$1.4375	121,739	April 1, 2030
June 2025 Offering Investor	$1.00	9,840,000	June 11, 2027
June 2025 Offering Agent	$1.525	344,400	June 11, 2027
October 2025 Offering Investor	$1.40	3,973,510	October 21, 2030
October 2025 Placement Agent	$1.8875	278,146	October 20, 2030
December 2025 Note Payable Extension	$1.26	75,000	January 2, 2031
		17,815,737

At March 31, 2026, the weighted average remaining life of the outstanding warrants is 2.35 years, all warrants are exercisable and the aggregate intrinsic value of the warrants outstanding was $0.

Citius Oncology Warrants

Citius Oncology has reserved 38,653,029 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2026:

	Exercise Price	Number	Expiration Dates
July 2025 Offering Investors	$1.09	6,818,182	January 20, 2031
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Investors	$1.09	5,142,858	January 20,2031
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
December 2025 Offering Investors	$0.0001	7,046,000	None
December 2025 Offering Investors	$1.09	16,513,762	January 20, 2031
December 2025 Placement Offering Agent	$1.3625	1,155,963	December 8, 2030
December 2025 Prior Offering Agent	$1.199	660,550	December 8, 2030
		38,653,029

 At March 31, 2026, the weighted average remaining life of the outstanding warrants was estimated at 3.97 years and all warrants are exercisable. At March 31, 2026 the aggregate intrinsic value of the warrants outstanding was $4,367,815.

Citius Pharma Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Pharma excluding all subsidiaries as of March 31, 2026 is as follows:

Stock plan options outstanding	837,376
Stock plan shares available for future grants	118,000
Warrants outstanding	17,815,737
Total	18,771,113

Citius Oncology Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Oncology as of March 31, 2026 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock awards	11,950,000
Stock plan shares available for future grants	14,950,000
Warrants outstanding	38,653,029
Total	83,653,029

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

We identified and assessed the following significant assumptions in recognizing our right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, we estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining term as of the amendment date.

●	Since we elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Operating lease cost	$52,377	$119,412
Variable lease cost	98	8,631
Total lease cost	$52,475	$128,043

Other information
Weighted-average remaining lease term - operating leases	3.9 Years	4.9 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2026 (excluding the 6 months ended March 31, 2026)	$114,186
2027	232,827
2028	237,686
2029	242,545
2030	102,849
Total lease payments	930,093
Less: interest	(121,931)
Present value of lease liabilities	$808,162

Leases	Classification	March 31, 2026	September 30, 2025
Assets
Lease asset	Operating	$794,518	$818,694
Total lease assets		$794,518	$818,694

Liabilities
Current	Operating	$171,495	$88,348
Non-current	Operating	636,667	724,925
Total lease liabilities		$808,162	$813,273

Interest expense on the lease liability was $32,917 and $8,567 for the six months ended March 31, 2026 and 2025, respectively.

Commercial Manufacturing Contracts

Citius Oncology had previously entered into an agreement with a contract manufacturing organization (“CMO”) for the manufacture and supply of bulk drug substance (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026 by the CMO due to the breach of payment obligations by the Citius Oncology. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for the quarter ended March 31, 2026. Separately, in March 2026, the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

Citius Oncology has been evaluating new BDS suppliers and anticipates entering into a letter of intent with a new CMO by June 30, 2026, with a subsequent master services agreement to follow. At this time, based on stock on hand and availability of alternate suppliers, we anticipate no interruption in commercial supply for the foreseeable future.

As of March 31, 2026, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar year 2026 and $1.8 million in calendar year 2027.

11. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

We recognized a gain of $3,833,277 for the six months ended March 31, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

12. NASDAQ LISTING

On February 9, 2026, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until August 10, 2026, to regain compliance with the Bid Price Rule.

13. SUBSEQUENT EVENTS

Nasdaq Listing

On April 22, 2026, Citius Oncology received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of its common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Citius Oncology has a compliance period of 180 calendar days, or until October 19, 2026, to regain compliance with the Bid Price Rule.

Registered Direct Offering

On April 24, 2026, Citius Pharma closed a registered direct offering for the sale of 5,076,143 shares of common stock (or pre-funded warrants in lieu thereof) at a purchase price of $0.985 per share (or pre-funded warrants in lieu thereof). The Company also issued immediately exercisable unregistered warrants to purchase 5,076,143 shares of common stock at $0.86 per share. The warrants expire five years following the effective date of a registration statement registering the shares issuable upon exercise of the warrants. Gross proceeds were approximately $5.0 million, before deducting the placement agent fees and expenses.

Warrant Inducement Transaction

On May 5, 2026, Citius Oncology entered into an agreement with the holder of certain existing warrants to purchase 12,777,778 shares of Citius Oncology common stock, which consists of all of the 6,818,182 shares underlying warrants originally issued on July 16, 2025, all of the 5,142,858 shares underlying warrants originally issued on September 10, 2025, and 816,738 shares underlying warrants originally issued December 10, 2025, each with an exercise price of $1.09 per share As an inducement to the holder for exercising the warrants in cash at a reduced exercise price of $0.90 per share, Citius Oncology issued the holder new warrants to purchase up to an aggregate of 25,555,556 shares of Citius Oncology common stock, which have similar terms to the exercised warrants and an exercise price of $0.90 . Gross proceeds were approximately $11.5 million, before deducting the placement agent fees and expenses.

Loan Agreement

On May 5, 2026 Citius Oncology, entered into a Loan Agreement that makes available term loans in an aggregate principal amount of up to $25.0 million (collectively, the “Loans”), with (i) $10.0 million to be funded on May 6, 2026 (“Tranche 1”), (ii) up to $7.0 million beginning on the later of (A) the date on which certain net revenue and liquidity milestones are achieved and (B) October 1, 2026, and continuing through December 31, 2026 (“Tranche 2”), and (iii) up to $8.0 million beginning on the later of (A) the date on which certain additional net revenue milestones are achieved and one or more Tranche 2 Loans have been drawn and (B) January 1, 2027, and continuing through March 31, 2027 (“Tranche 3”).

The Loans bear interest at an annual rate equal to the greater of (x) prime plus 6.00% or 12.75%. The Loans are secured by a lien upon and security interest in all of Citius Oncology’s and its subsidiary’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loans is November 1, 2029 (the “Maturity Date”).

Pursuant to the Loan Agreement, the Lender will have the right, at any time while any Loan is outstanding, to convert up to its pro rata share of $4.0 million of the outstanding principal of the Loans (the “Conversion Option”) into shares of the Citius Oncology’s common stock at a price per share equal to 120% of the exercise price of the Lender Warrants (as defined below) (the “Conversion Price”), subject to certain terms and conditions, including beneficial ownership limitations. In addition, Citius Oncology has agreed to use its reasonable best efforts to grant to each Lender the right to invest up to its pro rata share of $1.0 million in any issuance of equity securities of Citius Oncology after the Closing Date, on the same terms, conditions and pricing offered by Citius Oncology to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminates 30 days after the repayment in full of all of the obligations under the Loan Agreement (other than inchoate indemnity obligations or other obligations that specifically survive termination).

In connection with the Loans, the Citius Oncology issued to each Lender warrants to purchase shares of its common stock (the “Lender Warrants”). The Lender Warrants entitle the Lenders, in the aggregate, to purchase a number of fully paid and nonassessable shares of common stock of Citius Oncology equal to the sum of $1 million, plus (i) 10% of the portion of the Tranche 2 Loans actually funded by the Lenders, plus (ii) 10% of the portion of the Tranche 3 Loans actually funded by Lenders, divided by the exercise price of $0.90.

 Citius Oncology Promissory Note

On May 4, 2026, the Company and Citius Oncology, entered into a Third Amendment to Promissory Note (the “Third Amendment”), which amends the promissory note, dated August 16, 2024, as previously amended on September 10, 2025 and December 10, 2025, issued by the Citius Oncology to the Company in the original principal amount of $3,800,111 (the “Promissory Note”), to, among other things, (i) conform the payment and maturity provisions of the Promissory Note to the May 6, 2026 subordination agreement, such that the entire unpaid principal balance of the Promissory Note shall be payable on a date that is 91 days after the debt under the May 6, 2026 financing has been fully paid and the Loan Agreement has been terminated, (ii) eliminate all prior maturity triggers related to capital raises, issuances of debt or equity securities, or royalty-backed monetizations, (iii) prohibit prepayment of the Promissory Note in cash prior to the new maturity date, and (iv) add a voluntary conversion feature allowing Citius Pharma, subject to the Company’s approval, to convert all or a portion of the outstanding principal into shares of common stock at a conversion price equal to $0.90 per share. All other terms of the Promissory Note remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended on January 28, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

Through March 31, 2026, we have devoted substantially all of our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have realized limited revenues from the sale of LYMPHIR, which commenced in December 2025.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $17.65 million remains due as of March 31, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the six months ended March 31, 2026, we recorded $78,872 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At March 31, 2026, we owe Eisai approximately $6.3 million for certain other unpaid invoices.

The term of the license agreement will continue until the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale in the United States occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

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

 Recent Events

Commercial Launch Activities

On March 31, 2026, Citius Oncology provided an update on the U.S. commercial launch of LYMPHIR, highlighting continued adoption across leading oncology centers, broad payer coverage progress, and advancing investigator-led clinical studies. Citius Oncology expects continued expansion in prescribing activity, together with further clinical validation through ongoing investigator-led studies. These trends support LYMPHIR's potential not only for continued integration in the CTCL treatment landscape, but also its potential as a part of a combination immunotherapy regimen in other cancers.

Key Early Launch Metrics:

●	Growth in orders from target institutions since launch, with initial accounts placing repeat orders;

●	Strong institutional uptake, with 83% of target accounts having added or actively progressing LYMPHIR through formulary review;

●	Broad and expanding market access with 135 health plans representing 80% of covered lives, secured and reimbursement systems established;

●	No reported reimbursement denials or prior authorization barriers;

●	Increasing demand for product education;

●	Initial penetration into community infusion centers underway with patients beginning to transition from larger cancer centers;

●	Commercial buildout proceeding, with field team onboarding and expansion in progress with our contracted sales organization; and,

●	Commercial supply remains well positioned to support anticipated U.S. demand, and international expansion.

On April 29, 2026, Citius Oncology announced the initial shipment of LYMPHIR to Europe through a regional distribution partner, marking an important milestone in expanding access to the therapy for patients outside the US. LYMPHIR will be made available to eligible patients through Named Patient Programs in accordance with local regulations in each country. The initiation of European distribution represents a strategic step in Citius Oncology’s effort to extend access to LYMPHIR.

US Distribution Agreements

In 2025, Citius Oncology executed three service agreements with U.S. pharmaceutical specialty distributors who are the customers and who distribute LYMPHIR to healthcare organizations, which include academic centers, community oncology practices, as well as infusion centers. The transaction price for gross product revenues under these customer specialty distributor agreements are based on the contractually stated wholesale acquisition cost. The transaction price is reduced for variable considerations, including product returns, chargebacks, co-payment assistance, and other gross-to-net adjustments, which are reasonably estimated by Citius Oncology and constrained to amounts that are probable not to result in a significant revenue reversal. As LYMPHIR is a newly launched product, any reasonable estimates made by Citius Oncology regarding certain gross-to-net adjustments will result from certain information, such as inventory held by distributors, market data or comparable products, until sufficient historical data becomes available.

International Distribution Agreements

On October 7, 2025, Citius Oncology entered into an exclusive distribution agreement with Integris Pharma S.A., headquartered in Athens, Greece to make LYMPHIR available to eligible patients through country-specific Named Patient Programs (“NPPs”). The partnership covers Greece, Cyprus, Malta, Bulgaria, Romania, Croatia, Serbia, Albania, Bosnia Herzegovina, Kosovo, Montenegro and North Macedonia. NPPs are formally recognized pathways designed to give patients earlier access to promising new medicines in advance of full marketing authorization and commercial availability in markets outside the U.S. Under these programs, a treating physician may request a therapy for an individual patient when no adequate approved alternatives exist. In doing so, NPPs bridge a critical gap between the completion of clinical trials in each region and broad market introduction, ensuring that patients with serious illnesses are not left waiting for life-extending innovations. These programs provide access, where permitted by local law, and do not constitute commercial approval of LYMPHIR outside the U.S.

On December 4, 2025, Citius Oncology announced an exclusive distribution agreement with Er-Kim İlaç Sanayi ve Ticaret A.Ş. ("Er-Kim"), a leading pharmaceutical distributor based in Turkey, for LYMPHIR. Under the agreement, Er-Kim will be the exclusive distributor of LYMPHIR in Turkey and key Gulf Cooperation Council (GCC) countries, including Bahrain, Qatar, Oman, Kuwait, Saudi Arabia, and the United Arab Emirates.

On February11, 2026, Citius Oncology announced an exclusive distribution agreement with Uniphar ("Uniphar"), a leading international healthcare services company, to support access to LYMPHIR. Under the agreement, Uniphar will serve as Citius Oncology’s uexclusive distribution partner in designated international territories in Western and stern Europe. Citius Oncology will supply finished product and provide ongoing support in accordance with the agreement. LYMPHIR is not approved for commercial use outside the U.S. and, will be provided solely through country-specific managed access programs, which do not constitute marketing authorization or a commercial launch.

Investigator Initiated Trials

On March 4, 2026, Citius Oncology announced positive topline safety and efficacy results from an investigator-initiated Phase 1 trial evaluating LYMPHIR administered prior to commercial CD19 directed CAR T therapy in patients with high risk relapsed or refractory diffuse large B cell lymphoma (DLBCL).

On March 10, 2026, Citius Oncology announced positive topline results from a completed investigator-initiated Phase 1 clinical trial conducted by University of Pittsburgh investigators. This study evaluated the direct T-regulatory (Treg) cell depletion activity of LYMPHIR in combination with the PD-1 immune checkpoint inhibitor pembrolizumab (KEYTRUDA®) in patients with recurrent or refractory gynecologic cancers, including ovarian and endometrial malignancies.

Discussions are ongoing regarding next-stage development with respect to both investigator-initiated trials.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared with the Three months ended March 31, 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$1,667,298	—
Cost of revenues	(328,878)	—
Gross profit	1,338,420	—

Operating expenses:
Research and development	1,633,518	3,766,525
Amortization of in-process research and development	1,720,312	—
General and administrative	26,391,101	4,792,122
Stock-based compensation – general and administrative	3,788,275	2,702,031
Total operating expenses	33,533,206	11,260,678
Operating loss	(32,194,786)	(11,260,678)
Interest income	53,584	13,413
Gain on sale of New Jersey net operating losses	3,833,277	—
Interest expense	(33,031)	—
Loss before income taxes	(28,340,956)	(11,247,265)
Income tax expense (benefit)	(231,210)	264,240
Net loss	$(28,109,746)	$(11,511,505)

Revenues

Product revenues for the three months ended March 31, 2026 were $1,667,298, as Citius Oncology began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the three months ended March 31, 2026 was approximately 80%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance and have already seen initial accounts placing repeat orders, and on April 29, 2026, Citius Oncology announced its initial shipment to Europe.

Research and Development Expenses

For the three months ended March 31, 2026, research and development expenses were $1,633,518, as compared to $3,766,525 during the three months ended March 31, 2025, a decrease of $2,133,007.

Research and development costs for Mino-Lok decreased by $56,092 to $66,478 for the three months ended March 31, 2026, as compared to $122,570 for the three months ended March 31, 2025 primarily related to lower costs related to Mino-Lok combination studies. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok.

Research and development costs for Halo-Lido were $1,750 for the three months ended March 31, 2026, as compared to no costs for the three months ended March 31, 2025. The Phase 2 study was completed in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR decreased by $2,085,664 to $1,555,815 during the three months ended March 31, 2026, as compared to $3,641,479 for the three months ended March 31, 2025 was primarily related to expense recognized in the three months ended March 31, 2025 for a pre-license inspection batch of LYMPHIR previously manufactured.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended March 31, 2026, amortization was $1,720,312. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses were $26,391,101, as compared to $4,792,122 during the three months ended March 31, 2025. General and administrative expenses increased by $21,598,979 in comparison with the prior period. The increase was primarily related to a notice of termination from a contract manufacturing organization received in February 2026. In March 2026, we recorded a contract cancellation fee of $19,733,307. Other general and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2026, stock-based compensation was $3,788,275 as compared to $2,702,031 for the three months ended March 31, 2025. Stock-based compensation increased by $1,086,244 primarily due to the Citius Oncology restricted stock awards granted in September 2025.

Stock-based compensation expense for the three months ended March 31, 2026, includes $261,565 for Citius Pharma options, $1,858,443 for Citius Oncology options and $1,668,267 for Citius Oncology restricted stock awards. Stock-based compensation expense for the three months ended March 31, 2025 includes $613,459 for Citius Pharma options and $2,088,572 for Citius Oncology options.

Other Income (Expense)

For the three months ended March 31, 2026, interest income was $53,584, as compared to interest income of $13,413 for the three months ended March 31, 2025. We have invested the remaining proceeds of our equity offerings in money market accounts.

We recognized a gain of $3,833,277 for the three months ended March 31, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

For the three months ended March 31, 2026, interest expense was $33,031, as compared to $0 for the three months ended March 31, 2025 all related to the March 28, 2025 letter agreement with Eisai.

Income Taxes

The Company recorded a deferred income tax benefit of $231,210 in the three months ended March 31, 2026 and a deferred income tax expense of $264,240 in the three months ended March 31, 2025. Deferred income tax expense or benefit is related to the difference in amortization for taxable purposes of our in-process research and development asset and the financial statement amortization.

Net Loss

For the three months ended March 31, 2026, we incurred a net loss of $28,109,746, as compared to a net loss of $11,511,505 for the three months ended March 31, 2025. The increase of $16,598,241 in the net loss was due to the increase of $22,272,528 in operating expenses offset by the increase in gross profit of $1,338,420, the increase in other income of $3,840,417 and the decrease in income tax expense of $495,450.

Six months ended March 31, 2026 compared with the six months ended March 31, 2025

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Revenue	$5,611,409	—
Cost of revenues	(1,118,086)	—
Gross profit	4,493,323	—

Operating expenses:
Research and development	3,233,237	5,893,563
Amortization of in-process research and development	2,293,750	—
General and administrative	32,111,828	10,179,874
Stock-based compensation – general and administrative	8,068,502	5,226,855
Total operating expenses	45,707,317	21,300,292
Operating loss	(41,213,994)	(21,300,292)
Interest income	98,681	36,021
Gain on sale of New Jersey net operating losses	3,833,277	—
Interest expense	(188,569)	—
Loss before income taxes	(37,470,605)	(21,264,271)
Income tax expense	33,030	528,480
Net loss	$(37,503,635)	$(21,792,751)

Revenues

Product revenues for the six months ended March 31, 2026 were $5,611,409, as Citius Oncology began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the six months ended March 31, 2026 was approximately 80%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance as Citius Oncology has already seen initial accounts placing repeat orders, and on April 29, 2026, Citius Oncology announced our initial shipment to Europe.

Research and Development Expenses

For the six months ended March 31, 2026, research and development expenses were $3,233,237, as compared to $5,893,563 during the six months ended March 31, 2025, a decrease of $2,660,326.

Research and development costs for Mino-Lok decreased by $360,278 to $147,308 for the six months ended March 31, 2026, as compared to $507,586 for the six months ended March 31, 2025, due primarily to decreased costs for the Mino-Lok combination studies, as well as decreased development related manufacturing costs. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok. Update?

Research and development costs for Halo-Lido decreased by $6,627 to $4,069 for the six months ended March 31, 2026, as compared to $10,696 for the six months ended March 31, 2025. The Phase 2 study was completed in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR decreased by $2,303,609 to $3,065,410 during the six months ended March 31, 2026, as compared to $5,369,019 for the six months ended March 31, 2025, was primarily related to expense recognized in the three months ended March 31, 2025 for a pre-license inspection batch LYMPHIR previously manufactured.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation by LYMPHIR in December 2025. For the six months ended March 31, 2026 amortization was $2,293,750. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036.

General and Administrative Expenses

For the six months ended March 31, 2026, general and administrative expenses were $32,111,828, as compared to $10,179,874 during the six months ended March 31, 2025. General and administrative expenses increased by $21,931.954 in comparison with the prior period. The increase of $21,931,954 was primarily related to a notice of termination from a contract manufacturing organization received in February 2026. In March 2026, we recorded a contract cancellation fee of $19,733,307. Other general and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

Stock-based compensation expense under all plans for the six months ended March 31, 2026 and 2025 was $8,068,502 (including $585,742 for Citius Pharma options, $4,110,478 for Citius Oncology options and $3,372,282 for Citius Oncology restricted stock unit awards) and $5,226,825 (including $1,329,775 for Citius Pharma options and $3,897,050 for Citius Oncology options), respectively.

Stock-based compensation expense for the six months ended March 31, 2026 increased by $2,841,647 in comparison to the prior period primarily due to the Citius Oncology restricted stock unit awards granted in September 2025.

Other Income (Expense)

For the six months ended March 31, 2026, interest income was $98,681, as compared to interest income of $36,021 for the six months ended March 31, 2025. We have invested the remaining proceeds of our equity offerings in money market accounts.

We recognized a gain of $3,833,277 for the six months ended March 31, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

For the six months ended March 31, 2026, interest expense was $188,569, as compared to $0 for the six months ended March 31, 2025. For the six months ended March 31, 2026, interest expense of $78,872 was related to the March 28, 2025 letter agreement with Eisai and interest expense on the note payable, including the fair value of the warrant issued to the lender was $109,697.

Income Taxes

The Company recorded a deferred income tax expense of $33,030 for the six months ended March 31, 2026 and a deferred income tax expense of $528,480 for the six months ended March 31, 2025. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset offset by the financial statement amortization of our in-process research and development asset.

Net Loss

For the six months ended March 31, 2026, we incurred a net loss of $37,503,635, as compared to a net loss of $21,792,751 for the six months ended March 31, 2025. The increase of $15,710,884 in the net loss was due to the increase of $24,407,025 in operating expenses offset by the increase in gross profit of $4,493,323, the increase in other income of $3,707,368 and the decrease in income tax expense of $495,450.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

We have incurred operating losses since inception and incurred a net loss of approximately $37.5 million for the six months ended March 31, 2026. At March 31, 2026, we had an accumulated deficit of approximately $268.3 million. At March 31, 2026, we had approximately $4.6 million in cash and a negative working capital of approximately $23.3 million. Our net cash used in operations during the six months ended March 31, 2026 was approximately $14.3 million. Our primary source of cash flow since inception has been from financing activities. We have had limited revenue from sales of LYMPHIR, which commenced in December 2025.

On April 24, 2026, Citius Pharma closed a registered direct offering for the sale of 5,076,143 shares of common stock (or pre-funded warrants in lieu thereof) at a purchase price of $0.985 per share. The Company also issued immediately exercisable unregistered warrants to purchase 5,076,143 shares of common stock at $0.86 per share. Gross proceeds were approximately $5.0 million, before deducting the placement agent fees and expenses.

On May 5, 2026, Citius Oncology, entered into an agreement with the holder of certain existing warrants to purchase 12,777,778 shares of Citius Oncology common stock, which consists of all of the 6,818,182 shares underlying warrants originally issued on July 16, 2025, all of the 5,142,858 shares underlying warrants originally issued on September 10, 2025, and 816,738 shares underlying warrants originally issued December 10, 2025, each with an exercise price of $1.09 per share. As an inducement to the holder for exercising the warrants in cash at a reduced exercise price of $0.90 per share, Citius Oncology issued the holder new warrants to purchase up to an aggregate of 25,555,556 shares of Citius Oncology common stock, which have similar terms to the exercised warrants and an exercise price of $0.90. Gross proceeds were approximately $11.5 million, before deducting the placement agent fees and expenses.

On May 5, 2026 Citius Oncology, entered into a Loan Agreement that makes available term loans in an aggregate principal amount of up to $25.0 million (collectively, the “Loans”), with (i) $10.0 million to be funded on May 6, 2026, (ii) up to $7.0 million beginning on the later of (A) the date on which certain net revenue and liquidity milestones are achieved and (B) October 1, 2026, and continuing through December 31, 2026, and (iii) up to $8.0 million beginning on the later of (A) the date on which certain additional net revenue milestones are achieved and one or more Tranche 2 Loans have been drawn and (B) January 1, 2027, and continuing through March 31, 2027.

The Loans bear interest at an annual rate equal to the greater of (x) prime plus 6.00% or 12.75%. and mature on November 1, 2029.

In order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, in addition to generating income from the sale of LYMPHIR, we need to obtain substantial additional financing and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of March 31, 2026, our outstanding milestone payments and purchase commitments include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai $2,535,318 on or before July 15, 2025, and $2,350,000 thereafter on the 15th of each of the next four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of March 31, 2026, we have paid the milestone in full and owe a balance of approximately $6.3 million to Eisai for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $17.65 million remains due as of March 31, 2026. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●

Citius Oncology had previously entered into an agreement with a contract manufacturing organization (“CMO”) for the manufacture and supply of bulk drug substance (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026, by the CMO due to the breach of payment obligations by the Citius Oncology. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for the quarter ended March 31, 2026. Separately, in March 2026, the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

Citius Oncology has been evaluating new BDS suppliers and anticipates entering into a letter of intent with a new CMO by June 30, 2026 with a subsequent master services agreement to follow. At this time, based on stock on hand and availability of alternate suppliers, we anticipate no interruption in commercial supply for the foreseeable future.

●	As of March 31, 2026, we also have commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar years 2026 and $1.8 million in 2027.

After giving effect to our April 24, 2026 registered direct offering and the Citius Oncology May 5, 2026 warrant exercise and loan agreement, we expect that we and Citius Oncology collectively will have sufficient funds to continue our operations through November 2026. We will need to raise additional capital in the future to support our operations beyond November 2026. There is no assurance, however, that we will be successful in raising needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Investing Activities

During the six months ended March 31, 2026, we paid the final $2,900,000 due to Eisai in connection with the LYMPHIR approval milestone and paid $2,100,000 in connection with the milestone payment due to Dr. Reddy’s. At March 31, 2026, we owe Dr. Reddy’s $17,650,000 representing the balance of the approval milestone.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2026, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended January 28, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, we did not issue or sell any unregistered securities not previously disclosed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Warrant issued on April 24, 2026 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 24, 2026).

4.2	Form of Pre-Funded Warrant issued on April 24, 2026 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 24, 2026).

4.3	Form of Placement Agent Warrant issued on April 24, 2026 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 24, 2026).

10.1	Form of Securities Purchase Agreement, dated as of April 24, 2026, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 24, 2026).

10.2	Third Amendment to Promissory Note, dated May 4, 2026, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 8, 2026).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: May 15, 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)