Form 10-Q
period 2026-06-30
Citius Pharmaceuticals, Inc.
filed 2026-08-14
CIK 1506251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 13, 2026, there were 27,452,570 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Citius Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2026

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “Citius Pharma,” “we,” “us,” and “our” refer to Citius Pharmaceuticals, Inc. and its wholly-owned subsidiary Leonard-Meron Biosciences, Inc., and its majority-owned subsidiaries, Citius Oncology, Inc. (Nasdaq: CTOR) (“Citius Oncology”) and NoveCite, Inc., taken as a whole.

Mino-Lok® is our registered trademark and LYMPHIR® (denileukin diftitox) is a registered trademark of Citius Oncology. All other trade names, trademarks and service marks appearing in this quarterly report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$17,007,523	$4,252,290
Accounts receivable, net of allowances	686,235	-
Inventory	22,625,945	22,286,693
Prepaid expenses	3,011,660	1,395,490
Total Current Assets	43,331,363	27,934,473

Operating lease right-of-use asset, net	753,039	818,694

Deposits	38,062	38,062
In-process research and development, net of accumulated amortization	88,785,938	92,800,000
Goodwill	9,346,796	9,346,796
Total Other Assets	98,170,796	102,184,858

Total Assets	$142,255,198	$130,938,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,037,899	$13,693,692
License payable	15,650,000	22,650,000
Accrued expenses	25,913,962	4,190,253
Accrued compensation	1,871,320	3,292,447
Note payable	-	1,000,000
Operating lease liability	176,170	88,348
Total Current Liabilities	51,649,351	44,914,740

Deferred tax liability	7,696,443	7,770,760
Notes payable, net of deferred financing fees	6,410,161	-
Operating lease liability – noncurrent	590,787	724,925
Total Liabilities	66,346,742	53,410,425

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 250,000,000 shares authorized; 27,452,570 and 18,067,744 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	27,452	18,068
Additional paid-in capital	343,704,577	306,336,239
Accumulated deficit	(277,118,897)	(238,804,129)
Total Citius Pharmaceuticals, Inc. Stockholders’ Equity	66,613,132	67,550,178
Non-controlling interest	9,295,324	9,977,422
Total Equity	75,908,456	77,527,600

Total Liabilities and Equity	$142,255,198	$130,938,025

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$1,493,788	$—	$7,105,197	$—
Cost of revenues	(491,843)	—	(1,609,929)	—
Gross Profit	1,001,945	—	5,495,268	—

Operating Expenses
Research and development	1,053,869	1,621,325	4,287,106	7,514,888
Amortization of in-process research and development	1,720,312	—	4,014,062	—
General and administrative	6,149,173	4,447,008	38,261,001	14,626,882
Stock-based compensation – general and administrative	3,810,665	2,719,674	11,879,167	7,946,529
Total Operating Expenses	12,734,019	8,788,007	58,441,336	30,088,299

Operating Loss	(11,732,074)	(8,788,007)	(52,946,068)	(30,088,299)

Other Income (Expense)
Interest income	116,691	20,637	215,372	56,658
Gain on sale of New Jersey net operating losses	—	—	3,833,277	—
Amortization of deferred financing costs	(179,492)	—	(179,492)	—
Interest expense	(231,732)	(172,262)	(420,301)	(172,262)
Total Other Income (Expense), Net	(294,533)	(151,625)	3,448,856	(115,604)

Loss before Income Taxes	(12,026,607)	(8,939,632)	(49,497,212)	(30,203,903)
Income tax expense (benefit)	(107,347)	264,240	(74,317)	792,720

Net Loss	(11,919,260)	(9,203,872)	(49,422,895)	(30,996,623)
Net loss attributable to non-controlling interest	3,056,417	414,000	11,108,127	1,522,000

Net loss applicable to common stockholders	$(8,862,843)	$(8,789,872)	$(38,314,768)	$(29,474,623)

Net Loss Per Share - Basic and Diluted	$(0.34)	$(0.80)	$(1.64)	$(3.27)

Weighted Average Common Shares Outstanding
Basic and diluted (includes pre-funded warrants)	26,169,589	11,006,896	23,343,869	9,020,356

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Total Citius Pharmaceuticals, Inc. Stockholders’	Non- Controlling	Total
	Stock	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance, September 30, 2025	-	18,067,744	$18,068	$306,336,239	$(238,804,129)	$67,550,178	$9,977,422	$77,527,600
Issuance of common stock, net of costs of $13,042	-	252,137	252	349,002	-	349,254	-	349,254
October 2025 sale of common stock and pre-funded warrants, net of costs of $75,868	-	1,460,000	1,460	5,401,471	-	5,402,931	-	5,402,931
December 2025 sale of common stock and pre-funded warrants by Citius Oncology, net of costs of $2,872,989	-	-	-	11,258,682	-	11,258,682	3,866,807	15,125,489
Issuance of common stock upon exercise of pre-funded warrants	-	2,513,510	2,513	(2,262)	-	251	-	251
Issuance of common stock for services		83,036	83	107,427	-	107,510	--	107,510
Issuance of common stock warrant for note payable extension		-	-	68,597	-	68,597	-	68,597
Stock-based compensation expense	-	-	-	3,441,544	-	3,441,544	838,683	4,280,227
Net loss	-	-	-	-	(9,393,889)	(9,393,889)	-	(9,393,889)
Net loss attributable to non-controlling interest	-	-	-	-	1,173,104	1,173,104	(1,173,104)	-
Balance, December 31, 2025	-	22,376,427	22,376	326,960,700	(247,024,914)	79,958,162	13,509,808	93,467,970
Proceeds from exercise of Citius Oncology pre-funded warrants	-	-	-	818	-	818	-	818
December 2025 offering costs	-	-	-	(62,764)	-	(62,764)	-	(62,764)
Stock-based compensation expense	-	-	-	2,876,460	-	2,876,460	911,815	3,788,275
Net loss	-	-	-	-	(28,109,746)	(28,109,746)	-	(28,109,746)
Net loss attributable to non-controlling interest	-	-	-	-	6,878,606	6,878,606	(6,878,606)	-
Balance March 31, 2026	-	22,376,427	22,376	329,775,214	(268,256,054)	61,541,536	7,543,017	69,084,553
Issuance of common stock and pre-funded warrants in April 2026 registered direct offering, net of costs of $546,782	-	4,730,457	4,730	4,448,454	-	4,453,184	-	4,453,184
Proceeds from exercise of pre-funded warrants	-	345,686	346	(312)	-	34	-	34
Citius Oncology net proceeds from exercise of warrants, net of costs of $1,770,000	-	-	-	6,397,475	-	6,397,475	3,332,525	9,730,000
Citius Oncology warrants issued for loan agreement	-	-	-	492,652	-	492,652	256,628	749,280
Stock-based compensation expense	-	-	-	2,591,094	-	2,591,094	1,219,571	3,810,665
Net loss	-	-	-	-	(11,919,260)	(11,919,260)	-	(11,919,260)
Net loss attributable to non-controlling interest	-	-	-	-	3,056,417	3,056,417	(3,056,417)	-
Balance June 30, 2026	-	27,452,570	$27,452	$343,704,577	$(277,118,897)	$66,613,132	$9,295,324	$75,908,456

Balance, September 30, 2024	-	7,247,243	$7,247	$271,440,421	$(201,370,218)	$70,077,450	$4,024,380	$74,101,830
Sale of common stock, net of costs of $425,949	-	480,000	480	2,573,571	-	2,574,051	-	2,574,051
Stock-based compensation expense	-	-	-	2,524,824	-	2,524,824	-	2,524,824
Net loss	-	-	-	-	(10,281,246)	(10,281,246)	-	(10,281,246)
Net loss attributable to non-controlling interest	-	-	-	-	513,000	513,000	(513,000)	-
Balance, December 31, 2024	-	7,727,243	7,727	276,538,816	(211,138,464)	65,408,079	3,511,380	68,919,459
Issuance of common stock, net of costs	-	1,033,406	1,034	3,464,773	-	3,465,807	-	3,465,807
Stock-based compensation expense	-	-	-	2,702,031	-	2,702,031	-	2,702,031
Net loss	-	-	-	-	(11,511,505)	(11,511,505)		(11,511,505)
Net loss attributable to non-controlling interest	-	-	-	-	595,000	595,000	(595,000)	-
Balance, March 31, 2025	-	8,760,649	8,761	282,705,620	(222,054,969)	60,659,412	2,916,380	63,575,792
Issuance of common stock, net of costs of $177,420	-	2,185,249	2,185	3,292,261	-	3,294,446	-	3,294,446
Issuance of common stock and pre-funded warrants in April 2025 registered direct offering, net of costs of $256,116	-	465,000	465	1,743,292	-	1,743,757	-	1,743,757
Issuance of common stock and pre-funded warrants in June 2025 registered direct offering, net of costs of $571,126	-	540,000	540	5,430,296	-	5,430,836	-	5,430,836
Issuance of common stock upon exercise of pre-funded warrants	-	2,524,131	2,524	(2,227)	-	297	-	297
Sale of Series A preferred stock	100	-	-	100	-	100	-	100
Redemption of Series A preferred stock	(100)	-	-	(100)	-	(100)	-	(100)
Stock-based compensation expense	-	-	-	2,719,674	-	2,719,674	-	2,719,674
Net loss	-	-	-	-	(9,203,872)	(9,203,872)	-	(9,203,872)
Net loss attributable to non-controlling interest					414,000	414,000	(414,000)	-
Balance, June 30, 2025	-	14,475,029	$14,475	$295,888,916	$(230,844,841)	$65,058,550	$2,502,380	$67,560,930

See notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-25 reverse stock split effective November 25, 2024.

CITIUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(49,422,895)	$(30,996,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,879,167	7,946,529
Issuance of common stock for services	107,510	—
Issuance of common stock warrant	68,597	—
Amortization of in-process research and development	4,014,062	—
Amortization of operating lease right-of-use asset	65,655	152,212
Amortization of deferred financing costs	179,492	—
Deferred income tax expense (benefit)	(74,317)	792,720
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(686,235)	—
Inventory	(339,252)	(8,940,201)
Prepaid expenses	(1,616,170)	1,386,824
Accounts payable	(5,655,793)	5,166,831
Accrued expenses	19,961,209	8,506,648
Accrued compensation	(1,421,127)	1,481,023
Operating lease liability	(46,316)	(167,911)
Net Cash Used In Operating Activities	(22,986,413)	(14,671,948)

Cash Flows From Investing Activities:
License fee payments	(7,000,000)	—
Net Cash Used in Investing Activities	(7,000,000)	—

Cash Flows From Financing Activities:
Proceeds from (repayment of) note payable and advance from employee	(1,000,000)	1,300,000
Repayment of advance from employee		(300,000)
Net proceeds from loan agreement	9,635,000	—
Proceeds from exercise of warrants	9,731,103	—
Deferred Financing Costs	(892,551)	—
Proceeds from sale of Series A preferred stock	—	100
Redemption of Series A preferred stock	—	(100)
Net proceeds from common stock offerings	25,268,094	16,509,194
Net Cash Provided By Financing Activities	42,741,646	17,509,194

Net Change in Cash and Cash Equivalents	12,755,233	2,837,246
Cash and Cash Equivalents - Beginning of Period	4,252,290	3,251,880
Cash and Cash Equivalents - End of Period	$17,007,523	$6,089,126
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest paid	$303,644	$—
Operating lease right-of-use asset and liability recorded	$—	$786,697
Warrants issued for loan agreement included in deferred financing costs	$749,280	$—
Deferred financing costs included in accrued expenses	$1,762,500	$—

See notes to unaudited condensed consolidated financial statements.

CITIUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

On August 23, 2021, we formed Citius Oncology, Inc. (“Citius Oncology”), as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022. On August 12, 2024, Citius Pharma and Citius Oncology entered into a merger agreement with TenX Keane Acquisition, and its wholly owned subsidiary, TenX Merger Sub Inc (“Merger Sub”), whereby Merger Sub merged with and into Citius Oncology. After the merger and recapitalization (the “Merger”), the newly combined publicly traded company was owned 92.3% by Citius Pharma, and is named “Citius Oncology, Inc.” (Nasdaq: CTOR). As of June 30, 2026, Citius Pharma owned approximately 62% of Citius Oncology.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - The accompanying unaudited condensed consolidated financial statements include the operations of Citius Pharmaceuticals, Inc., its wholly-owned subsidiary LMB and its majority-owned subsidiaries NoveCite and Citius Oncology. On August 12, 2024, Citius Oncology, previously a wholly-owned subsidiary, became a majority-owned subsidiary. As of June 30, 2026, Citius Oncology was approximately a 62% majority-owned subsidiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2026, and the results of its operations and cash flows for the three and nine months ended June 30, 2026 and 2025. The operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2025, as amended on January 28, 2026.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $49.4 million for the nine months ended June 30, 2026. The Company experienced negative cash flows from operations of $23.0 million for the nine months ended June 30, 2026. At June 30, 2026, the Company had approximately $17 million in cash and a negative working capital of approximately $8.3 million.

On April 24, 2026, Citius Pharma closed a registered direct equity offering for net proceeds of approximately $4.5 million (See Note 9).

On May 5, 2026, Citius Oncology received net proceeds of approximately $9.7 million from the exercise of warrants (See Note 9).

Citius Oncology entered into a term loan agreement with two lenders for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available between October 1 and December 31, 2026, if certain net revenue and liquidity milestones are achieved, and up to $8.0 million available between January 1 and March 31, 2027, if certain additional net revenue milestones are achieved and a loan was drawn between October 1 and December 31, 2026. The loans bear interest at the greater of the prime rate plus 6% or 12.75% and are secured by all of Citius Oncology’s assets, subject to agreed exceptions. The loans mature on November 1, 2029 (See Note 8).

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

The Company is currently engaged in capital raising initiatives, as well as separate capital raising initiatives through its subsidiary Citius Oncology, in an effort to extend its cash runway. Citius Oncology has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value.

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

We distribute LYMPHIR in the U.S. through third party specialty distributors who are our customers. The third-party specialty distributors subsequently resell our product to health care providers, hospitals and infusion centers. Separately, we have or may enter into payment arrangements with various third-parties including government healthcare programs who provide coverage and reimbursement for our product that have been prescribed to a patient. Through a regional distribution partner, we distribute LYMPHIR internationally as part of our Named Patient Program.

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

Co-payment Assistance

We offer co-payment assistance to patients with commercial insurance that have coverage and are allowed such co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer utilization and record any such amounts as a reduction from gross product revenue at the time of sale. The Company has deposited the estimated co-pay assistance amounts, which are reflected and included in the gross-to-net adjustments.

	Three Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2026

Gross Product Revenue	$1,708,560	$8,591,040
Gross-to-net adjustments:	214,772	1,485,843
Net Revenue	$1,493,788	$7,105,197

Accounts receivable, net

Accounts receivable, net is stated at amounts invoiced less allowances for distributor fees, chargebacks, and estimated returns. At June 30, 2026, these sales allowances totaled $690,090. On a periodic basis, the Company evaluates its accounts receivable to establish an allowance for doubtful accounts. The allowance reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. Our collection risk is mitigated to a certain extent by the fact that sales are collected in a reasonable period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining accounts receivable that are past due. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was $0 as of June 30, 2026.

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

	June 30, 2026	September 30, 2025
Finished goods	$15,673,980	$10,577,876
Work in process	6,951,965	11,708,817
Total	$22,625,945	$22,286,693

Cost of Revenue

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

5. PREPAID EXPENSES

Prepaid expenses include advance payments made for the preparation of long-lead time drug substance and product costs, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales. Other prepaid expenses include insurance, service fees and marketing costs. A summary of prepaid expenses is as follows:

	June 30, 2026	September 30, 2025
Prepaid manufacturing	$2,531,280	$1,331,280
Prepaid insurance	180,380	-
Prepaid annual service fees	-	64,210
Prepaid marketing costs	300,000	-
Total	$3,011,660	$1,395,490

6. IN-PROCESS RESEARCH AND DEVELOPMENT, NET

In process research and development consists of a beginning carrying value for LYMPHIR of $73,400,000 and a net balance of $69,385,938 at June 30, 2026. Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended June 30, 2026 and 2025, amortization was $1,720,312 and $0, respectively. For the nine months ended June 30, 2026 and 2025, amortization was $4,014,062 and $0, respectively. In-process research and development for LYMPHIR is being amortized as follows on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036. The amortization of in-process research and development excludes $19,400,000 associated with the acquisition of LMB and the Mino-Lok product candidate which will begin amortization upon approval. A summary of the expected future amortization expense for LYMPHIR in-process research and development is as follows:

Year Ending September 30,	Amount
2026 (excluding the nine months ended June 30, 2026)	$1,720,313
2027	6,881,250
2028	6,881,250
2029	6,881,250
2030	6,881,250
2031	6,881,250
Thereafter	33,259,375
Total	$69,385,938

7. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

Patent and Technology License Agreement – Mino-Lok

LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok® on an exclusive, worldwide sub-licensable basis, as amended. LMB pays an annual maintenance fee each June until commercial sales of a product subject to the license commence. The Company recorded an annual maintenance fee expense of $90,000 in both 2026 and 2025.

LMB will also pay annual royalties on net sales of licensed products, with a low double-digit royalty rate (within a range of 10% to 15%). In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low- to mid-single digits (within a range of 2% to 7%). After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less than 12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub-licensees.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $15,650,000 remains due as of June 30, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the nine months ended June 30, 2026, we recorded $112,270 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At June 30, 2026, we owe Eisai for other unpaid invoices, consisting of $2,200,000 of accounts payable and $4,062,481 of accrued expenses.

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

8. DEBT AGREEMENTS

Note Payable

On June 2, 2025, the Company borrowed $1,000,000 from an unrelated lender. The note payable was due in full on December 2, 2025 with interest at 15% compounded monthly. Leonard Mazur (Chairman and Chief Executive Officer of the Company) personally guaranteed repayment of the note.

On December 2, 2025, we extended the due date to January 2, 2026 and the note was paid in full on January 5, 2026. As consideration for the extension, we issued a five-year warrant to purchase 75,000 shares of our common stock at $1.26 per share. The $68,597 fair value of the warrant was charged to interest expense during the nine months ended June 30, 2026.

Interest expense on the note payable was $0 and $11,507 for the three months ended June 30, 2026 and 2025, respectively. Interest expense, including the fair value of the warrant was $109,697 and $11,507 for the nine months ended June 30, 2026 and 2025, respectively.

Term Loan Agreement

June 30, 2026
Notes payable principal balance	$10,000,000
Deferred financing costs, net of accumulated amortization	(3,589,839)
Notes payable, net of deferred financing costs	$6,410,161

On May 5, 2026, Citius Oncology entered into a term loan agreement with two lenders for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available between October 1 and December 31, 2026, if certain net revenue and liquidity milestones are achieved, and up to $8.0 million available between January 1 and March 31, 2027, if certain additional net revenue milestones are achieved and a loan was drawn between October 1 and December 31, 2026.

The loans bear interest at the greater of the prime rate plus 6% or 12.75% and are secured by all of Citius Oncology’s assets, subject to agreed exceptions. The Company will pay interest only through November 2027 with subsequent monthly principal payments until maturity on November 1, 2029. A final payment of $1,062,500 is due at maturity. Interest expense for the loan for the three months ended June 30, 2026 was $198,333.

Citius Oncology issued five-year warrants to the lenders to purchase 1,111,111 shares of common stock at an exercise price of $0.90 per share. The warrant shares were calculated based on 10% of the initial funding divided by $0.90 per share. The Company will issue additional warrant shares under the same formula, if additional funds are drawn under the agreement. The estimated fair value of the warrants issued to the lenders on May 5, 2026 was approximately $749,280 and was charged to deferred financing costs.

The lenders have the right, while any loan is outstanding, to convert up to $4.0 million of the outstanding loans into shares of common stock at $1.08 per share, subject to certain terms and conditions.

In addition, Citius Oncology granted the lenders the right to invest up to $1.0 million in any issuance of equity securities on the same terms offered to other investors in such financing transaction. The right terminates 30 days after the repayment in full of all of the obligations under the loan agreement.

In connection with the loan agreement, Citius Oncology incurred deferred financing costs totaling $3,769,331. Deferred financing costs consist of commitment fees of $250,000, legal fees of $207,551, a final payment of $1,062,500, placement fees of $1,500,000, and the $749,280 fair value of the lenders’ warrants. Deferred financing costs are being amortized on a straight-line basis over the 42-month life of the loan agreement. Amortization expense for the three months ended June 30, 2026 was $179,492.

9. STOCKHOLDERS’ EQUITY

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

July 2025 Citius Oncology Offering

On July 17, 2025, Citius Oncology sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock at $1.32 per share and accompanying warrant. The immediately exercisable five-year warrants had an initial exercise price of $1.32 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 6,818,182 warrants to $1.09 per share and extended the expiration date of the warrants to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on July 17, 2025 was approximately $8,197,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $5,301,000. On May 6, 2026, all of the warrants were repriced to $0.90 per share and exercised in connection with the warrant inducement transaction. The estimated fair value of the repriced warrants issued to the investors as of May 6, 2026 was approximately $4,598,000.

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

September 2025 Citius Oncology Offering

On September 10, 2025, Citius Oncology sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock, at $1.75 per share and accompanying warrant. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 and had an initial exercise price of $1.84 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 5,142,858 warrants to $1.09 per share and extended the expiration date of the warrants to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on September 10, 2025 was approximately $6,995,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $4,179,000. On May 6, 2026, all of the warrants were repriced to $0.90 per share and exercised in connection with the warrant inducement transaction. The estimated fair value of the repriced warrants issued to the investors as of May 6, 2026 was approximately $3,468,000.

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

October 2025 Offering

On October 21, 2025, Citius Pharma sold 1,460,000 shares of common stock and 2,513,510 pre-funded warrants, and accompanying warrants to purchase 3,973,510 shares of common stock at $1.51 per share and accompanying warrant (or $1.5099 per pre-funded warrant and accompanying warrant). The immediately exercisable five-year warrants have an exercise price of $1.40 per share. The immediately exercisable pre-funded warrants have an exercise price of $0.0001 per share and do not expire. Gross proceeds were approximately $6.0 million, before deducting placement agent fees and other expenses and net proceeds were $5,402,931. During the nine months ended June 30, 2026, all 2,513,510 pre-funded warrants were exercised. The estimated fair value of the 3,973,510 warrants issued to the investors was approximately $4,995,000.

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

December 2025 Citius Oncology Offering

On December 10, 2025, Citius Oncology sold 1,284,404 shares of its common stock and accompanying warrants to purchase 1,284,404 shares of common stock, at $1.09 per share and accompanying warrant, and additionally sold 15,229,358 pre-funded warrants and accompanying warrants to purchase 15,229,358 shares of common stock at $1.0899 per pre-funded warrant and accompanying warrant. Aggregate gross proceeds from the offering were approximately $18.0 million and net proceeds were $15,062,724, after deducting placement agent fees and other offering expenses. The 15,229,358 pre-funded warrants are immediately exercisable at $0.0001 per share and do not expire. During the nine months ended June 30, 2026, Citius Oncology received net proceeds of $818 from the exercise of 8,183,358 pre-funded warrants. At June 30, 2026, 7,046,000 of the pre-funded warrants remain outstanding. The 16,513,762 warrants have an exercise price of $1.09 and are exercisable for five years after stockholder approval, which was effective on February 18, 2026. The estimated fair value of the 16,513,762 warrants issued to the investors was approximately $13,196,000. On May 6, 2026, all of the warrants were repriced to $0.90 per share and warrants to purchase 816,738 shares were exercised in connection with the warrant inducement transaction and warrants to purchase 15,697,024 remain outstanding. The estimated fair value of the repriced warrants issued to the investors as of May 6, 2026 was approximately $11,136,000.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $135,000. Additionally, Citius Oncology issued placement agent warrants to purchase 1,155,963 shares of its common stock at an exercise price of $1.3625 per share exercisable on or before December 8, 2030. Citius Oncology also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 660,550 shares of its common stock at an exercise price of $1.199 per share exercisable on or before December 8, 2030. The estimated fair value of the placement agent warrants was approximately $1,401,000.

April 2026 Registered Direct Offering

On April 24, 2026, Citius Pharma closed a registered direct offering for the sale of 4,730,457 shares of common stock at $0.985 per share and 345,686 pre-funded warrants at $0.9849 per warrant. Net proceeds were $4,453,184, after deducting placement agent fees and expenses. The pre-funded warrants were exercisable at $0.0001 per warrant and were all exercised on April 24, 2026 for $34. The Company issued immediately exercisable five-year warrants to the investors for 5,076,143 shares of common stock at $0.86 per share. The estimated fair value of the warrants issued to the investors was approximately $2,829,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $85,000, and issued the placement agent warrants to purchase 355,330 shares of common stock at an exercise price of $1.2313 per share. The warrants are immediately exercisable and expire on April 23, 2031. The estimated fair value of the warrants issued to the placement agent was approximately $184,000.

May 2026 Warrant Inducement Transaction

On May 5, 2026, Citius Oncology entered into an agreement with the holder of certain existing warrants to purchase 12,777,778 shares of common stock at $0.90 per share, which consists of all of the 6,818,182 warrants issued in July 2025, all of the 5,142,858 warrants issued in September 2025, and 816,738 warrants issued in December 2025, each with an exercise price of $1.09 per share. Exercise of the warrants for cash is subject to a beneficial ownership limitation of 9.99%. If the beneficial ownership limitation applies, the issuance of the shares of common stock are held in abeyance until compliance with the beneficial ownership limitation.

As an inducement to the holder for exercising the 12,777,778 warrants in cash at a reduced exercise price of $0.90 per share, Citius Oncology issued to the holder new five-year warrants to purchase 25,555,556 shares at $0.90 per share. Net proceeds were $9,730,000, after deducting placement agent fees and expenses of $1,770,000. The estimated fair value of the 25,555,556 warrants issued to the investors was approximately $17,233,000.  The combined fair value of $18,342,000 was recognized as an equity issuance cost within additional paid-in capital with no impact on total stockholders’ equity.

Citius Oncology paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $85,000. Additionally, Citius Oncology issued placement agent warrants to purchase 894,444 shares at $1.125 per share. Citius Oncology also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase 511,111 shares at $1.199 per share. The placement agent warrants are exercisable commencing on June 18, 2026, and expire on June 18, 2031. The estimated fair value of the placement agent warrants was approximately $903,000.

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

Citius Pharma Stock Option Plans

Under our 2014 Stock Plan, we reserved 34,667 shares of common stock. As of June 30, 2026, there were options to purchase 13,710 shares outstanding and no shares were available for future grants.

Under our 2018 Stock Plan, we reserved 80,000 shares of common stock. As of June 30, 2026, there were options to purchase 67,200 shares outstanding and no shares available for future grants.

Under our 2020 Stock Plan, we reserved 124,400 shares of common stock. As of June 30, 2026, there were options to purchase 66,000 shares outstanding and no shares available for future grants.

Under our 2021 Stock Plan, we reserved 349,600 shares of common stock. As of June 30, 2026, options to purchase 330,000 shares were outstanding and no shares available for future grants.

Under our 2023 Stock Plan, we reserved 481,400 shares of common stock. As of June 30, 2026, options to purchase 359,400 shares were outstanding and 118,000 shares remain available for future grants.

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

A summary of option activity under our stock option plans (excluding the NoveCite and Citius Oncology Stock Plans) is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	839,510	$30.09	6.90 years	$0.00
Granted	-	-
Exercised	-	-
Forfeited or expired	(3,200)	234.98
Outstanding at June 30, 2026	836,310	$29.31	6.09 years	$0.00
Exercisable at June 30, 2026	685,643	$33.07	5.66 years	$0.00

At June 30, 2026, unrecognized total compensation cost related to unvested awards under the Citius Pharma stock plans of $649,996 is expected to be recognized over a weighted average period of 1.07 years.

NoveCite Stock Plan - Under the NoveCite 2020 Stock Plan, we reserved 2,000,000 common shares of NoveCite. The NoveCite Stock Plan provides incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

As of June 30, 2026, NoveCite has options outstanding to purchase 1,911,500 common shares of NoveCite, all of which are exercisable, and 88,500 shares available for future grants. All of the options were issued during the year ended September 30, 2021, vested over 36 months and have a term of 10 years. The weighted average remaining contractual term of options outstanding under the NoveCite Stock Plan is 4.42 years and the weighted average exercise price is $0.24 per share. At June 30, 2026, there is no unrecognized compensation cost related to these awards and no aggregate intrinsic value.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is estimated using the trading activity of Citius Pharma common stock, until such time as Citius Oncology has sufficient history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted to employees and directors, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the Citius Oncology stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Granted	-	-
Forfeited	-	-
Outstanding at June 30, 2026	18,100,000	$1.83	7.27 years	$-
Exercisable at June 30, 2026	11,316,667	$1.90	7.02 years	$-

At June 30, 2026, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $1,726,594 is expected to be recognized over a weighted average period of 1.42 years.

Citius Oncology Restricted Stock Units

On September 19, 2025, Citius Oncology granted restricted stock units of 11,600,000 shares of common stock to employees and directors. The restricted stock units vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share). On March 24, 2026, Citius Oncology granted restricted stock units of 350,000 shares of common stock to an employee and a consultant. The restricted stock units vest on March 24, 2029. The fair value of the common stock on the date of grant was $203,000 ($0.58 per share).

At June 30, 2026, unrecognized total compensation cost related to unvested restricted stock units under the stock plans of $15,224,629 is expected to be recognized over a weighted average period of 2.23 years.

Stock-based Compensation Expense

Stock-based compensation expense under all plans for the three months ended June 30, 2026 and 2025 was $3,810,665 (including $249,874 for Citius Pharma options, $1,858,443 for Citius Oncology options and $1,702,348 for Citius Oncology restricted stock units) and $2,719,674 (including $594,437 for Citius Pharma options and $2,125,237 for Citius Oncology options), respectively.

Stock-based compensation expense under all plans for the nine months ended June 30, 2026 and 2025 was $11,879,167 (including $835,616 for Citius Pharma options, $5,968,921 for Citius Oncology options and $5,074,630 for Citius Oncology restricted stock units) and $7,946,529 (including $1,924,242 for Citius Pharma options and $6,022,287 for Citius Oncology options), respectively.

Citius Pharma Warrants

We have reserved 23,247,210 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2026:

	Exercise Price	Shares	Expiration Dates
August 2018 Offering Investors	$28.75	156,863	August 14, 2026
August 2018 Offering Agent	$39.84	7,576	August 8, 2026
September 2019 Offering Investors	$19.25	111,732	September 27, 2026
September 2019 Offering Underwriter	$27.97	7,774	September 27, 2026
January 2021 Offering Investors	$30.78	123,648	July 27, 2026
January 2021 Offering Agent	$40.44	14,065	July 27, 2026
May 2023 Offering Investors	$37.50	500,000	May 8, 2028
May 2023 Offering Agent	$37.50	35,000	May 3, 2028
April 2024 Offering Investors	$18.75	857,143	October 30, 2029
April 2024 Offering Agent	$21.875	60,000	April 25, 2029
November 2024 Offering Investors	$6.25	480,000	November 18, 2029
November 2024 Offering Agent	$7.8125	33,600	November 15, 2029
January 2025 Offering Investors	$3.91	743,496	January 8, 2030
January 2025 Offering Agent	$5.0438	52,045	January 7, 2030
April 2025 Offering Agent	$1.4375	121,739	April 1, 2030
June 2025 Offering Investor	$1.00	9,840,000	June 11, 2027
June 2025 Offering Agent	$1.525	344,400	June 11, 2027
October 2025 Offering Investor	$1.40	3,973,510	October 21, 2030
October 2025 Placement Agent	$1.8875	278,146	October 20, 2030
December 2025 Note Payable Extension	$1.26	75,000	January 2, 2031
April 2026 Offering Investors	$0.86	5,076,143	April 24, 2031
April 2026 Offering Agent	$1.2313	355,330	April 23, 2031
		23,247,210

At June 30, 2026, the weighted average remaining life of the outstanding warrants is 2.74 years, all warrants are exercisable and the aggregate intrinsic value of the warrants outstanding was $0.

Citius Oncology Warrants

Citius Oncology has reserved 53,947,473 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2026:

	Exercise Price	Number	Expiration Dates
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
December 2025 Offering Investors	$0.0001	7,046,000	None
December 2025 Offering Investors	$0.90	15,697,024	May 22, 2031
December 2025 Placement Offering Agent	$1.3625	1,155,963	December 8, 2030
December 2025 Prior Offering Agent	$1.199	660,550	December 8, 2030
May 2026 Investor	$0.90	25,555,556	May 22, 2031
May 2026 Offering Agent	$1.125	894,444	June 18, 2031
May 2026 Prior Offering Agent	$1.199	511,111	June 18, 2031
May 2026 Lenders	$0.90	1,111,111	May 22, 2031
		53,947,473

At June 30, 2026, the weighted average remaining life of the outstanding warrants was estimated at 4.23 years and all warrants are exercisable. At June 30, 2026 the aggregate intrinsic value of the warrants outstanding was $4,579,195.

Citius Pharma Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Pharma excluding all subsidiaries as of June 30, 2026 is as follows:

Stock plan options outstanding	836,310
Stock plan shares available for future grants	118,000
Warrants outstanding	23,247,210
Total	24,201,520

Citius Oncology Common Stock Reserved

A summary of common stock reserved for future issuances by Citius Oncology as of June 30, 2026 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock units	11,950,000
Stock plan shares available for future grants	14,950,000
Warrants outstanding	53,947,473
Total	98,947,473

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

We identified and assessed the following significant assumptions in recognizing our right-of-use assets and corresponding lease liabilities:

●	As the Cranford lease does not provide an implicit rate, we estimated the incremental borrowing rate in calculating the present value of the lease payments based on the remaining term as of the amendment date.

●	Since we elected to account for each lease component and its associated non-lease components as a single combined component, all contract consideration was allocated to the combined lease component.

●	The expected lease terms include noncancelable lease periods.

The elements of lease expense are as follows:

Lease cost	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Operating lease cost	$144,251	$189,641
Variable lease cost	398	10,806
Total lease cost	$144,649	$200,447

Other information
Weighted-average remaining lease term - operating leases	3.7 Years	4.7 Years
Weighted-average discount rate - operating leases	8.0%	8.0%

Maturities of lease liabilities due under the Company’s non-cancellable leases are as follows:

Year Ending September 30,
2026 (excluding the 9 months ended June 30, 2026)	$57,093
2027	232,827
2028	237,686
2029	242,545
2030	102,849
Total lease payments	873,000
Less: interest	(106,043)
Present value of lease liabilities	$766,957

Leases	Classification	June 30, 2026	September 30, 2025
Assets
Lease asset	Operating	$753,039	$818,694
Total lease assets		$753,039	$818,694

Liabilities
Current	Operating	$176,170	$88,348
Non-current	Operating	590,787	724,925
Total lease liabilities		$766,957	$813,273

Interest expense on the lease liability was $48,532 and $21,590 for the nine months ended June 30, 2026 and 2025, respectively.

Commercial Manufacturing Contracts

Citius Oncology had previously entered into an agreement with a contract manufacturing organization (“CMO”) for the manufacture and supply of bulk drug substance (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026 by the CMO due to the breach of payment obligations by Citius Oncology. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for the nine months ended June 30, 2026. Separately, in March 2026, the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

In June 2026, Citius Oncology entered into a letter of intent with a new CMO for the purposes of supplying BDS and expects to enter into a master services agreement. At this time, based on stock on hand and availability of alternate suppliers, we anticipate no interruption in commercial supply for the foreseeable future.

As of June 30, 2026, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar year 2026 and $1.8 million in calendar year 2027.

11. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

We recognized a gain of $3,833,277 for the nine months ended June 30, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

12. NASDAQ LISTING

On February 9, 2026, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until August 10, 2026, to regain compliance with the Bid Price Rule. The Company has timely requested an extension from Nasdaq to evidence compliance with the Bid Price Rule.

On April 22, 2026, Citius Oncology received a notification letter from Nasdaq indicating that it was not in compliance with the Bid Price Rule because the minimum bid price of its common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Citius Oncology has a compliance period of 180 calendar days, or until October 19, 2026, to regain compliance with the Bid Price Rule.

13. SUBSEQUENT EVENTS

On July 1, 2026, the Company initiated a voluntary stock option surrender and cancellation program for outstanding and unexercised stock options previously issued to its employees, directors and consultants under Citius Pharma’s stock plans for the years 2014, 2018, 2020, 2021 and 2023. Shares underlying any cancelled stock options are returned to the Company’s 2023 Stock Plan and the holder receives no consideration for the cancellation. The program remains open as of mid-August 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Pharmaceuticals, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended on January 28, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

Through June 30, 2026, we have devoted substantially all of our efforts to product development, raising capital, building infrastructure through strategic alliances and coordinating activities relating to our proprietary products. We have realized limited revenues from the sale of LYMPHIR, which commenced in December 2025.

Reverse Stock Split

Effective November 25, 2024, we executed a reverse stock split of our common stock, at a ratio of 1-for-25. All share amounts have been retroactively adjusted to reflect the split.

Patent and Technology License Agreements

Mino-Lok® - LMB has a patent and technology license agreement with Novel Anti-Infective Therapeutics, Inc. (“NAT”) to develop and commercialize Mino-Lok on an exclusive, worldwide sub-licensable basis, as amended. Since May 2014, LMB has paid an annual maintenance fee, which began at $30,000 and has increased over five years to $90,000, where it will remain until the commencement of commercial sales of a product subject to the license. LMB will also pay annual royalties on net sales of licensed products, with a low double-digit royalty rate (within a range of 10% to 15%). In limited circumstances in which the licensed product is not subject to a valid patent claim and a competitor is selling a competing product, the royalty rate is in the low to mid-single digits (within the range of 2% to 7%). After a commercial sale is obtained, LMB must pay minimum aggregate annual royalties of $100,000 in the first commercial year which is prorated for a less-than-12-month period, increasing $25,000 per year to a maximum of $150,000 annually. LMB must also pay NAT up to $1,100,000 upon achieving specified regulatory and sales milestones. Finally, LMB must pay NAT a specified percentage of payments received from any sub-licensees.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $15.65 million remains due as of June 30, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the nine months ended June 30, 2026, we recorded $112,270 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At June 30, 2026, we owe Eisai approximately $6.3 million for certain other unpaid invoices.

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

Recent Events

Commercial Launch Activities

On March 31, 2026, Citius Oncology provided an update on the U.S. commercial launch of LYMPHIR, highlighting continued adoption across leading oncology centers, broad payer coverage progress, and advancing investigator-led clinical studies. Citius Oncology expects continued expansion in prescribing activity, together with further clinical validation through ongoing investigator-led studies. These trends support LYMPHIR’s potential not only for continued integration in the CTCL treatment landscape, but also its potential as a part of a combination immunotherapy regimen in other cancers.

Key Early Launch Metrics:

●	Growth in orders from target institutions since launch, with initial accounts placing repeat orders;

●	Strong institutional uptake, with 83% of target accounts having added or actively progressing LYMPHIR through formulary review;

●	Broad and expanding market access with 135 health plans representing 80% of covered lives, secured and reimbursement systems established;

●	No reported reimbursement denials or prior authorization barriers;

●	Increasing demand for product education;

●	Initial penetration into community infusion centers underway with patients beginning to transition from larger cancer centers;

●	Commercial buildout proceeding, with field team onboarding and expansion in progress with our contracted sales organization; and

●	Commercial supply remains well positioned to support anticipated U.S. demand, and international expansion.

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

On July 21, 2026, Citius Oncology announced the expansion of its commercial organization to include 21 additional commercial field-based professionals and the addition of eight medical science liaisons dedicated to supporting complex clinical practitioner engagement and patient care. All personnel were expected to be fully onboarded and deployed nationwide by August 2026, which target date was met. The expansion of the commercial and medical teams was facilitated by the May 2026 financing and implemented by EVERSANA, Citius Oncology’s exclusive commercialization partner. EVERSANA also provides Citius Oncology with an integrated suite of operations services including medical information, pharmacovigilance, revenue cycle management, program management, data and analytics, channel management, and patient assistance.

On August 14, 2026, Citius Oncology provided an update on the U.S. commercial launch of LYMPHIR highlighting increased institutional availability for LYMPHIR, accelerating institutional vial orders and the expansion to a full commercial field organization.

Mid-Year Launch Metrics:

●	44 institutions have ordered LYMPHIR since its launch including; academic oncology centers, leading National Comprehensive Cancer Network (NCCN) institutions, and community infusion centers;

●	Increased the number of new ordering institutions by 80% in the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026;

●	Grew the number of vials ordered by institutions from wholesalers by 31% in the quarter ended June 30, 2026, compared to the quarter ended March 31, 2026, 926 vs. 708 vials respectively;

●	383 institutional vial orders of LYMPHIR were placed in July, an increase of 25% vs. the prior quarters average;[1]

●	Expanded the commercial organization by 21 additional field-based professionals and added eight medical science liaisons, executed by the Company’s exclusive commercialization partner, EVERSANA;

●	Engaged U.S. and international CTCL key opinion leaders at the Sixth World Congress of Cutaneous Lymphomas in Montreal through scientific exchange and educational initiatives; and

●	Continued to near-universal payer coverage, with no reimbursement denials or prior authorization barriers reported to date.

1	Institutional vial orders are vials of LYMPHIR ordered by prescribing institutions from wholesalers. Citius Oncology recognizes revenue when LYMPHIR vails are ordered from Citius Oncology by wholesalers.

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

On December 4, 2025, Citius Oncology announced an exclusive distribution agreement with Er-Kim İlaç Sanayi ve Ticaret A.Ş. (“Er-Kim”), a leading pharmaceutical distributor based in Turkey, for LYMPHIR. Under the agreement, Er-Kim will be the exclusive distributor of LYMPHIR in Turkey and key Gulf Cooperation Council (GCC) countries, including Bahrain, Qatar, Oman, Kuwait, Saudi Arabia, and the United Arab Emirates.

On February 11, 2026, Citius Oncology announced an exclusive distribution agreement with Uniphar (“Uniphar”), a leading international healthcare services company, to support access to LYMPHIR. Under the agreement, Uniphar will serve as Citius Oncology’s exclusive distribution partner in designated international territories in Western and Eastern Europe. Citius Oncology will supply finished product and provide ongoing support in accordance with the agreement. LYMPHIR is not approved for commercial use outside the U.S. and will be provided solely through country-specific managed access programs, which do not constitute marketing authorization or a commercial launch.

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

Discussions are ongoing regarding next-stage development with respect to both investigator-initiated trials.

RESULTS OF OPERATIONS

Three months ended June 30, 2026 compared with the Three months ended June 30, 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenue	$1,493,788	—
Cost of revenues	(491,843)	—
Gross profit	1,001,945	—

Operating expenses:
Research and development	1,053,869	1,621,325
Amortization of in-process research and development	1,720,312	—
General and administrative	6,149,173	4,447,008
Stock-based compensation – general and administrative	3,810,665	2,719,674
Total operating expenses	12,734,019	8,788,007
Operating loss	(11,732,074)	(8,788,007)
Interest income	116,691	20,637
Amortization of deferred financing costs	(179,492)	—
Interest expense	(231,732)	(172,262)
Loss before income taxes	(12,026,607)	(8,939,632)
Income tax expense (benefit)	(107,347)	264,240
Net loss	$(11,919,260)	$(9,203,872)

Revenues

Product revenues for the three months ended June 30, 2026 were $1,493,788, as Citius Oncology began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the three months ended June 30, 2026 was approximately 67%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance and have already seen initial accounts placing repeat orders, and on April 29, 2026, Citius Oncology announced its initial shipment to Europe.

Research and Development Expenses

For the three months ended June 30, 2026, research and development expenses were $1,053,869, as compared to $1,621,325 during the three months ended June 30, 2025, a decrease of $567,456.

Research and development costs for Mino-Lok decreased by $9,701 to $152,030 for the three months ended June 30, 2026, as compared to $161,731 for the three months ended June 30, 2025.

Research and development costs for Halo-Lido were $2,027 for the three months ended June 30, 2026, as compared to $3,994 for the three months ended June 30, 2025. The Phase 2 study was completed in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Research and development costs for LYMPHIR decreased by $561,779 to $893,821 during the three months ended June 30, 2026, as compared to $1,455,600 for the three months ended June 30, 2025. The decrease was primarily related to a refund of FDA PDUFA fees for LYMPHIR.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended June 30, 2026, amortization was $1,720,312. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses were $6,149,173, as compared to $4,447,008 during the three months ended June 30, 2025. General and administrative expenses increased by $1,702,165 in comparison with the prior period. The increase was primarily related to the expansion of Citius Oncology’s commercial organization. General and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

For the three months ended June 30, 2026, stock-based compensation was $3,810,665 as compared to $2,719,674 for the three months ended June 30, 2025. Stock-based compensation increased by $1,090,991 primarily due to the Citius Oncology restricted stock units granted in September 2025.

Other Income (Expense)

For the three months ended June 30, 2026, interest income was $116,691, as compared to interest income of $20,637 for the three months ended June 30, 2025. We have invested the remaining proceeds of our equity offerings in money market accounts.

For the three months ended June 30, 2026, amortization of deferred financing costs related to Citius Oncology’s May 2026 term loan agreement was $179,492. Deferred financing costs are being amortized on a straight-line basis over the 42-month life of the loan agreement.

For the three months ended June 30, 2026, interest expense was $231,732, as compared to $172,262 for the three months ended June 30, 2025 primarily related to Citius Oncology’s new loan agreement.

Income Taxes

The Company recorded a deferred income tax benefit of $107,347 in the three months ended June 30, 2026 and a deferred income tax expense of $264,240 in the three months ended June 30, 2025. Deferred income tax expense or benefit is related to the difference in amortization for taxable purposes of Citius Oncology’s in-process research and development asset and the financial statement amortization.

Net Loss

For the three months ended June 30, 2026, we incurred a net loss of $11,919,260, as compared to a net loss of $9,203,872 for the three months ended June 30, 2025. The increase of $2,715,388 in the net loss was primarily due to the increase of $3,946,012 in operating expenses offset by the increase in gross profit of $1,001,945.

Nine months ended June 30, 2026 compared with the nine months ended June 30, 2025

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Revenue	$7,105,197	—
Cost of revenues	(1,609,929)	—
Gross profit	5,495,268	—

Operating expenses:
Research and development	4,287,106	7,514,888
Amortization of in-process research and development	4,014,062	—
General and administrative	38,261,001	14,626,882
Stock-based compensation – general and administrative	11,879,167	7,946,529
Total operating expenses	58,441,336	30,088,299
Operating loss	(52,946,068)	(30,088,299)
Interest income	215,372	56,658
Gain on sale of New Jersey net operating losses	3,833,277	—
Amortization of deferred financing costs	(179,492)	—
Interest expense	(420,301)	(172,262)
Loss before income taxes	(49,497,212)	(30,203,903)
Income tax expense (benefit)	(74,317)	792,720
Net loss	$(49,422,895)	$(30,996,623)

Revenues

Product revenues for the nine months ended June 30, 2026 were $7,105,197, as Citius Oncology began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the nine months ended June 30, 2026 was approximately 77%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance as Citius Oncology has already seen initial accounts placing repeat orders, and on April 29, 2026, Citius Oncology announced our initial shipment to Europe.

Research and Development Expenses

For the nine months ended June 30, 2026, research and development expenses were $4,287,106, as compared to $7,514,888 during the nine months ended June 30, 2025, a decrease of $3,227,782.

Research and development costs for LYMPHIR decreased by $2,865,388 to $3,959,231 during the nine months ended June 30, 2026, as compared to $6,824,619 for the nine months ended June 30, 2025, which decrease was primarily related to expense recognized in the nine months ended June 30, 2025 for a pre-license inspection batch LYMPHIR previously manufactured as well as a refund of FDA PDUFA fees associated with LYMPHIR.

Research and development costs for Mino-Lok decreased by $369,979 to $299,338 for the nine months ended June 30, 2026, as compared to $669,317 for the nine months ended June 30, 2025, due primarily to decreased costs for Mino-Lok clinical and non-clinical studies, as well as decreased manufacturing development costs. In November 2024, the Company held a Type C meeting with the FDA to discuss the results of the Phase 3 study and to obtain the FDA’s view on development plans for Mino-Lok. The FDA provided clear, constructive, and actionable guidance during the discussion, underscoring a pathway to support a future New Drug Application (NDA) submission for Mino-Lok.

Research and development costs for Halo-Lido decreased by $8,594 to $6,096 for the nine months ended June 30, 2026, as compared to $14,690 for the nine months ended June 30, 2025. The Phase 2 study was completed in April 2023. Citius subsequently met with the FDA for an end of Phase 2 meeting to discuss next steps in the clinical development program.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation by LYMPHIR in December 2025. For the nine months ended June 30, 2026 amortization was $4,014,062. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036.

General and Administrative Expenses

For the nine months ended June 30, 2026, general and administrative expenses were $38,261,001, as compared to $14,626,882 during the nine months ended June 30, 2025. General and administrative expenses increased by $23,634,119 in comparison with the prior period. The increase of $23,634,119 was primarily related to a notice of termination from a contract manufacturing organization received in February 2026. In March 2026, we recorded a contract cancellation fee of $19,733,307 as well as increased expense in the commercial organization related to the launch of LYMPHIR. Other general and administrative expenses consist primarily of compensation costs, professional fees for legal, regulatory, accounting, and corporate development services, and investor relations expenses.

Stock-based Compensation Expense

Stock-based compensation expense under all plans for the nine months ended June 30, 2026 and 2025 was $11,879,167 (including $835,616 for Citius Pharma options, $5,968,921 for Citius Oncology options and $5,074,630 for Citius Oncology restricted stock units) and $7,946,529 (including $1,924,242 for Citius Pharma options and $6,022,287 for Citius Oncology options), respectively.

Stock-based compensation expense for the nine months ended June 30, 2026 increased by $3,932,638 in comparison to the prior period primarily due to the Citius Oncology restricted stock units granted in September 2025.

Other Income (Expense)

For the nine months ended June 30, 2026, interest income was $215,372, as compared to interest income of $56,658 for the nine months ended June 30, 2025. We have invested the remaining proceeds of our equity offerings in money market accounts.

We recognized a gain of $3,833,277 for the nine months ended June 30, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

For the nine months ended June 30, 2026, amortization of deferred financing costs related to Citius Oncology’s May 2026 term loan agreement was $179,492. Deferred financing costs are being amortized on a straight-line basis over the 42-month life of the loan agreement.

For the nine months ended June 30, 2026, interest expense was $420,301, as compared to $172,262 for the nine months ended June 30, 2025. For the nine months ended June 30, 2026, interest expense was $198,333 for the new loan agreement, $112,270 for the March 28, 2025 letter agreement with Eisai and 109,697 for the note payable, including the fair value of the warrant issued to the lender. Interest expense for the nine months ended June 30, 2025 was $160,755 for the March 28, 2025 letter agreement with Eisai and $11,507 for the note payable.

Income Taxes

The Company recorded a deferred income tax benefit of $74,317 for the nine months ended June 30, 2026 and a deferred income tax expense of $792,720 for the nine months ended June 30, 2025. Deferred income tax expense is related to the amortization for taxable purposes of our in-process research and development asset offset by the financial statement amortization of our in-process research and development asset.

Net Loss

For the nine months ended June 30, 2026, we incurred a net loss of $49,422,895, as compared to a net loss of $30,996,623 for the nine months ended June 30, 2025. The increase of $18,426,272 in the net loss was due to the increase of $28,353,037 in operating expenses offset by the increase in gross profit of $5,495,268, the increase in other income of $3,564,460 and the decrease in income tax expense of $867,037.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

We have incurred operating losses since inception and incurred a net loss of approximately $49.4 million for the nine months ended June 30, 2026. At June 30, 2026, we had an accumulated deficit of approximately $277.1 million. At June 30, 2026, we had approximately $17.0 million in cash and a negative working capital of approximately $8.3 million. Our net cash used in operations during the nine months ended June 30, 2026 was approximately $23.0 million. Our primary source of cash flow since inception has been from financing activities. We have had limited revenue from sales of LYMPHIR, which commenced in December 2025.

On April 24, 2026, Citius Pharma closed a registered direct offering for the sale of 4,730,457 shares of common stock at $0.985 per share and 345,686 pre-funded warrants at $0.9849 per warrant. Net proceeds were $4,453,184, after deducting placement agent fees and expenses. The pre-funded warrants were exercisable at $0.0001 per warrant and were all exercised on April 24, 2026 for $34.

On May 5, 2026, Citius Oncology received net proceeds of approximately $9.7 million from the exercise of certain warrants.

On May 5, 2026, Citius Oncology entered into a term loan agreement with two lenders (the “Lenders”) for up to $25.0 million (the “Loan Agreement”), with $10.0 million funded on May 6, 2026, up to $7.0 million available between October 1 and December 31, 2026, if certain net revenue and liquidity milestones are achieved (“Tranche 2”), and up to $8.0 million available between January 1 and March 31, 2027, if certain additional net revenue milestones are achieved and a loan was drawn between October 1 and December 31, 2026 (“Tranche 3”). The loans bear interest at the greater of the prime rate plus 6% or 12.75%. The loans are secured by all of Citius Oncology’s assets, subject to agreed exceptions. The maturity date of the loans is November 1, 2029.

In order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, in addition to generating income from the sale of LYMPHIR, we need to obtain substantial additional financing and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of June 30, 2026, our outstanding milestone payments and purchase commitments include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai $2,535,318 on or before July 15, 2025, and $2,350,000 thereafter on the 15th of each of the next four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of June 30, 2026, we have paid the milestone in full and owe a balance of approximately $6.3 million to Eisai for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $15.65 million remains due as of June 30, 2026. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●

Citius Oncology had previously entered into an agreement with a contract manufacturing organization (“CMO”) for the manufacture and supply of bulk drug substance (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026, by the CMO due to the breach of payment obligations by the Citius Oncology. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for the nine months ended June 30, 2026. Separately, in March 2026, the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

Citius Oncology has been evaluating new BDS suppliers and entered into a letter of intent with a new CMO in June 2026 and expects to enter into master services agreement. At this time, based on stock on hand and availability of alternate suppliers, we anticipate no interruption in commercial supply for the foreseeable future.

●	As of June 30, 2026, we also have commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar years 2026 and $1.8 million in 2027.

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

Investing Activities

During the nine months ended June 30, 2026, we paid the final $2,900,000 due to Eisai in connection with the LYMPHIR approval milestone and paid $4,100,000 in connection with the milestone payment due to Dr. Reddy’s. At June 30, 2026, we owe Dr. Reddy’s $15,650,000 representing the balance of the approval milestone.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2026, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025, as amended January 28, 2026, except as set forth below.

Our majority-owned subsidiary, Citius Oncology, has substantial indebtedness and debt service obligations, which could adversely affect our financial condition.

Citius Oncology has incurred significant indebtedness under the Loan Agreement, which features a tiered tranche structure with a floating interest rate subject to a floor of 12.75% per annum. During the interest-only period, Citius Oncology will not reduce the outstanding principal balance of the loan, and upon expiration of such period, it will be required to make amortizing payments of principal and interest. In addition, Citius Oncology is obligated to make a final payment of $1,062,500 at maturity, which creates a balloon-type obligation that Citius Oncology may be unable to satisfy from available cash flows or other sources. There can be no assurance that its business will generate sufficient cash flow from operations or that future borrowings or other sources of capital will be available to it in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. If Citius Oncology is unable to generate sufficient cash flow to service its debt and meet its other obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital expenditures, or seek additional equity capital, any of which could have a material adverse effect on its business, financial condition, and results of operations which would directly impact Citius Pharma.

Additional funding tranches under the Loan Agreement are conditioned upon the achievement of specified milestones, and there can be no assurance that such milestones will be achieved.

The availability of Tranche 2 and Tranche 3 under the Loan Agreement is conditioned upon Citius Oncology’s achievement of specified net revenue and liquidity milestones. If it fails to achieve the required milestones within the applicable time periods, Tranche 2 and/or Tranche 3 will not become available to it, and Citius Oncology will not have access to the additional committed capital contemplated by the Loan Agreement.

Citius Oncology’s failure to access these additional tranches could significantly impair its ability to fund ongoing operations, pursue growth initiatives, or meet its working capital requirements. In such event, Citius Oncology may be required to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all, or Citius Oncology may be required to curtail its operations or delay or abandon planned expenditures. Any of these outcomes could have a material adverse effect on its business, financial condition, results of operations, and prospects, which would directly impact Citius Pharma.

The Loan Agreement is secured by a lien on substantially all of Citius Oncology’s assets, including its intellectual property, and the Lenders could foreclose on such assets upon an event of default.

Citius Oncology’s obligations under the Loan Agreement are secured by a first-priority lien on substantially all of its assets, including its intellectual property, accounts receivable, inventory, equipment, and general intangibles. If an event of default occurs and is not cured within any applicable cure period, the Lenders would have the right to foreclose on the collateral securing Citius Oncology’s obligations.

The foreclosure on, or loss of, substantially all of Citius Oncology’s assets, including its intellectual property, could result in a complete loss of its ability to operate its business and would likely render it unable to continue as a going concern. Citius Oncology’s intellectual property, including patents, trademarks, trade secrets, and proprietary technology, constitutes a critical component of its competitive position and revenue-generating capabilities. The loss of such assets to the Lenders in a foreclosure action would have a material adverse effect on its business and could result in a total loss of its stockholder value, which would directly impact Citius Pharma.

The conversion of loan principal into shares of Citius Oncology’s common stock and the exercise of Lender Warrants could result in significant dilution to its existing stockholders and may adversely affect the market price of its common stock.

Under the terms of the Loan Agreement, the Lenders have the right to convert up to $4.0 million of outstanding principal into shares of Citius Oncology’s common stock at a $1.08 per share conversion price. In addition, Citius Oncology has issued warrants to the Lenders equal to 10% of the portion of the loans actually funded that are exercisable at $0.90 per share. The conversion of loan principal and/or the exercise of these warrants would result in the issuance of additional shares of its common stock and would dilute the ownership interest of its existing stockholders, including Citius Pharma. Such anticipated dilution could depress the market price of its common stock, even before any actual conversion or exercise occurs. Furthermore, the Lenders may sell any shares acquired upon conversion or exercise into the market, which could create downward pressure on its stock price. Any or all of these factors could materially adversely affect the market price of its common stock and the value of an investment in its securities, including the shares held by Citius Pharma.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, we did not issue or sell any unregistered securities not previously disclosed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Warrant issued on April 24, 2026 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 24, 2026).

4.2	Form of Pre-Funded Warrant issued on April 24, 2026 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 24, 2026).

4.3	Form of Placement Agent Warrant issued on April 24, 2026 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 24, 2026).

10.1	Form of Securities Purchase Agreement, dated as of April 24, 2026, by and among Citius Pharmaceuticals, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 24, 2026).

10.2	Third Amendment to Promissory Note, dated May 4, 2026, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 8, 2026).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS PHARMACEUTICALS, INC.

Date: August 14, 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)